Form 10-K405
period 1999-12-31
AMERINST INSURANCE GROUP LTD
filed 2000-03-30
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[x]        Annual report pursuant to section 13 or 15 (d)
             of the Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1999.

[_]      Transition report pursuant to section 13 or 15 (d) of the
                   Securities Exchange Act of 1934.
 For the transition period from_____________________ to ___________________.
                       Commission file number 000-28249
                                    -------

                        AMERINST INSURANCE GROUP, LTD.
            (Exact Name of Registrant as Specified in its Charter)

        BERMUDA                                                98-020-7447
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

c/o USA Offshore Management, Limited, No. 2 Reid Street, Hamilton, Bermuda HM11
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:          (441) 292-4364

Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:COMMON SHARES, PAR
                                                           VALUE $1.00 PER SHARE
                                                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           [x] YES           [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the common stock held by non-affiliates of the Registrant as of March 15, 2000 was $18,605,950.*

Number of common shares, $1.00 par value per share, outstanding as of March 15, 2000 was 331,716.


*based on book value as of December 31, 1999.

                                    PART I

Item 1.  Business

General

     AmerInst Insurance Group, Ltd. ("AIG" or the "Company") was incorporated under the laws of Bermuda on July 16, 1998. AIG's principal offices are located at P.O. Box HM 1838, Hamilton, HM HX, Bermuda (No. 2 Reid Street, The Phoenix Building, Hamilton, Bermuda). On December 2, 1999, the Company and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG"), consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company (the "Exchange"). AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued common shares of AIG.

     The primary purpose of AIIG and its subsidiary, AmerInst Insurance Company, an Illinois corporation ("AIC"), was to establish, for the benefit of accounting firms which are stockholders of AIG, an insurance company which over time can exert a stabilizing influence, primarily through the reinsurance capacity of AIC, on the design, pricing and availability of accountants' professional liability insurance. AIC's sole current business activity is to act as a reinsurer of professional liability insurance policies which are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 22,000 accounting firms are insured under the Plan.

     The primary purposes for the formation and operation of AIG and its wholly owned subsidiaries, AmerInst Mezco, Ltd. ("Mezco"), AmerInst Insurance Company, Ltd. ("AIC Ltd.") and AmerInst Investment Company, Ltd. ("Investco") was to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted AIIG to reorganize its business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, without limitation, (i) expanding AIIG's ability to purchase shares of shareholders who have died or retired from the practice of accounting, as AIIG previously did generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda's standing as a major reinsurance and financial center.

     In the future, AIC may want to expand its business, subject to obtaining any required regulatory approvals, to include the reinsurance of other lines of coverage. AIG's purpose is more fully described in Note 1 of the audited financial statements included herein.

     The reinsurance activity of AIC depends upon agreements entered into with outside parties. From the inception of AIIG through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AIC provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIC such that AIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIC then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company also began taking a 10% share of the "value plan" business from CNA. The "value plan" has separate $1,000,000 limits for expenses and separate $2,000,000 policy aggregates for both losses and expenses.

     The Company entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIC Ltd. from its obligation to the ceding companies.

Third-party Managers and Service Providers

     USA Offshore Management provides the day-to-day services necessary in the administration of AIG's, Mezco's, AIC Ltd.'s and Investco's business. Prior to the Exchange, these services were provided by USA Risk Group, an affiliate of USA Offshore Management, through Vermont Insurance Management, Inc.

     The Country Club Bank of Kansas City, Missouri, has been engaged by AIG for portfolio management of fixed-income securities and directs AIG's investments pursuant to guidelines approved by AIG's board of directors. Harris Associates L.P. has been engaged by AIC Ltd. to provide discretionary investment advice with respect to AIC Ltd.'s equity investments.

     Milliman & Robertson, Inc., (Liscord, Ward & Roy, Inc. for year-ends prior to December 31, 1998) an independent casualty actuarial consulting firm, has been retained by AIC Ltd. to render advice regarding actuarial matters.

     The law firms of Altheimer & Gray and Conyers, Dill and Pearman have been retained to render advice on legal matters.

     Deloitte & Touche has been retained by AIG as its independent auditor to audit its financial statements. This decision was based primarily on Deloitte & Touche's expertise with respect to Bermuda domiciled entities. Prior to the Exchange, Johnson Lambert & Co. served as independent auditor for AIIG.

Professional Liability Coverage

     The professional liability policy issued by CGI or CNA and ultimately reinsured by AIC (the "Policy") is a Professional Liability Company Indemnity Policy form.

     The coverage provided under the Policy is on a "claims made" basis, which means the Policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the Policy, which indemnifies for losses caused by acts, errors or omissions in the insured's performance of professional accounting services for others, is in three parts:

     Clause A indemnifies the accounting firm insured and, unless excluded by endorsements, any predecessor firms;

     Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured;

     Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

     Depending on the insured, defense costs for the policies issued by CNA (and reinsured by AIC) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits. Those insureds under the value plan have separate limits for losses and defense costs. There are a few States in which defense costs may not be included within the Policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the applicable limit of liability.


Competition

     The AICPA Plan's current major competition comes from three large, established insurance companies, including the Plan's former carrier, CGI. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the Plan, which may provide different terms of coverage. The Plan's principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhance the Plan's capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

Licensing and Regulation

     The rates and terms of reinsurance agreements generally are not subject to regulation by any governmental authority. This is in contrast to direct insurance policies, the rates and terms of which are regulated by, or subject to notice to, State insurance departments. As a practical matter, however, the rates charged by primary insurers place a limit upon the rates that can be charged by reinsurers.

     AIG and AIC Ltd. are subject to regulation under the insurance laws of Bermuda, where they are domiciled.

Bermuda Regulation

  AIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Minister of Finance ("MOF"). In deciding whether to grant registration, the MOF has discretion to act as he thinks fit in the public interest. The MOF is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the MOF may impose conditions relating to the writing of certain types of insurance business.

  An Insurance Advisory Committee appointed by the MOF advises him on matters connected with the discharge of his functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda including reviews of accounting and administrative procedures.

  The Bermuda Act requires, among other things, Bermuda insurance companies to meet and maintain certain standards of solvency, to file periodic reports in accordance with the Bermuda Statutory Accounting Rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify each year that the insurer meets the solvency and capital requirements of the Bermuda Act. Furthermore, the MOF is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

  Cancellation of an Insurer's Registration. An insurer's registration may be canceled by the MOF on certain grounds specified in the Bermuda Act, including the failure of the insurer to comply with the obligations of the Bermuda Act or if, in the opinion of the MOF after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

  Independent Approved Auditor: Statutory Financial Statements: Statutory Financial Return. Every registered insurer must appoint an independent auditor approved by the MOF who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, which are required to be filed annually with the Registrar of Companies of Bermuda (the "Registrar"), who is the chief administrative officer under the Bermuda Act. The approved auditor may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

  An insurer must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981, as amended, of Bermuda (the "Companies Act"). The insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return.

  An insurer is required to file with the Registrar a statutory financial return that includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a declaration of the statutory ratios and a related solvency certificate.

  Minimum Solvency Margin. The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin.

  Pursuant to the Bermuda Act, AIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum of solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Registrar a statutory financial return together with a copy of its respective statutory financial statements and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the MOF from declaring or paying and dividends during the next financial year); (iv) will be prohibited, without the approval of the MOF from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (v) if it appears to the MOF that there is a risk of AIC Ltd. becoming insolvent or that it is in breach of the Bermuda Act or any conditions imposed upon its registration, the MOF may, in addition to the restrictions specified above, direct AIC Ltd. not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the MOF may think fit.

  Minimum Liquidity Ratio. The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the MOF, do not automatically qualify as advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, AIC Ltd.'s holding in Investco requires the specific approval of the MOF.

  Supervision, Investigation and Intervention. The MOF may appoint an inspector with extensive powers to investigate the affairs of an insurer if the MOF believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the MOF may direct an insurer to produce documents or information in relation to matters connected with the insurer's business.

  If it appears to the MOF that there is a risk of an insurer becoming insolvent or, if the insurer is in breach of the Bermuda Act and the regulations or of any condition imposed on its regulation as an insurer, the MOF may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

  As a Bermuda insurer, AIG is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of the Company will be located at Phoenix Building, 2 Reid Street, Hamilton, Bermuda, HM 11. The principal representative will be USA Offshore Management Ltd. Without a reason acceptable to the MOF an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the MOF is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the MOF setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the MOF relating to a solvency margin or a liquidity or other ratio.

  The business of the Company and its subsidiaries is conducted from offices in Hamilton, Bermuda. AIC Ltd. conducts the casualty insurance underwriting business previously conducted by AIC. Investco and the Company conduct investment business for their own accounts through independent commission agents, brokers and custodians in the U.S. or other investment markets as needed and appropriate. Neither Investco nor the Company operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from the Bermuda offices at which the officers of AIC Ltd. and Investco are located: (i) communications with shareholders of the Company, including the providing of financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by the Company, AIC Ltd. or Investco of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers' and directors' fees and salaries; (viii) arrangement for and conduct of meetings of the shareholders and directors of the Company, AIC Ltd. and Investco; and (ix) execution of redemptions of shares of stock of the Company, AIC Ltd. and Investco. The Company does not maintain an office or place of business in the United States.

     AIC Ltd.'s ability to pay dividends to AIG is subject to the provisions of the Bermuda insurance laws.

     Under Companies' Bermuda law, AIG Ltd. is prohibited from declaring or paying a dividend at December 31, 1999 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($28,693,342), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $11,322,139) accounts. As at December 31, 1999, $6,955,909 was available to stockholders.

     AIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG Ltd is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 1999 these requirements have been met. The minimum required statutory capital and surplus was $ 2,436,281 and actual statutory capital and surplus was $ 17,449,018 at December 31, 1999. The minimum required level of liquid assets was $ 20,545,481 and actual liquid assets were $44,812,394 at December 31, 1999.

Customers

  AIC Ltd.'s only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

  AIG, AIC Ltd., Mezco and Investco have no employees. See Note 9 to the Consolidated Financial Statements.

Loss Reserves

  For information concerning AIC Ltd.'s loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Management's Discussion and Analysis of Financial Condition and Results of Operation, Note 3 to the Consolidated Financial Statements, and Note 7 to the Consolidated Financial Statements.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established public trading market for the common shares of AIG. AIG's Bye-Laws provide that all transfers of common shares of AIG must be approved by AIG's Board of Directors or a committee thereof. AIG's Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for Share Ownership contained in AIG's Share Ownership Policy.

  As of March 15, 2000, AIG had 2,566 holders of record of its common shares. On August 28, 1995, the Board of Directors of AIIG adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 1999, 1998 and 1997, AIIG paid cash dividends of $863,289, $865,587 and $867,735, respectively, representing four quarterly payments of $0.65 per share in each year. During 1995, AIIG paid two quarterly dividends of $0.65 totaling $435,412. The declaration of dividends by AIG's Board of Directors is dependent upon AIG's and AIC Ltd.'s capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Bermuda law imposes on AIC Ltd.'s ability to pay dividends, see Licensing and Regulation above.

Item 6.  Selected Financial Data

The following summary sets forth selected financial data with respect to AIG for the five fiscal years ended December 31, 1999. The balance sheet and income statement data have been derived from AIG's consolidated financial statements which have been audited, for fiscal years through 1998 by Johnson Lambert & Co., AIIG's independent auditors and, for fiscal year 1999 by Deloitte & Touche, AIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA



Income Statement Data
                                1999         1998       1997        1996         1995
                           -----------   ----------  ----------  ----------  ----------
Premiums Earned            $ 6,388,323   $5,901,939  $6,172,610  $5,956,946  $5,748,143
Net Investment Income        2,696,132    2,443,995   2,572,539   2,394,377   2,195,451
                           -----------   ----------  ----------  ----------  ----------
  Total Revenue            $ 9,084,455   $8,345,934  $8,745,149  $8,351,323  $7,943,594
                           ===========   ==========  ==========  ==========  ==========
  Net Income (Loss)        $(1,438,024)  $1,061,530  $1,482,332  $2,356,024  $3,216,720
                           ===========   ==========  ==========  ==========  ==========
  Basic Earnings (Loss)
   Per Share               $     (4.33)  $     3.19  $     4.44  $     7.04  $     9.59
                           ===========   ==========  ==========  ==========  ==========
Cash dividends declared
 per common share          $      2.60   $     2.60  $     2.60  $     2.60  $     1.30
                           ===========   ==========  ==========  ==========  ==========

Balance Sheet Data


Balance Sheet Data

                                1999         1998         1997         1996         1995
                         -----------  -----------  -----------  -----------  -----------
Investments              $39,281,257  $42,548,658  $41,683,579  $39,636,771  $39,099,802
Other Assets               8,021,904    7,232,788    6,565,948    6,667,197    7,964,483
                         -----------  -----------  -----------  -----------  -----------
Total Assets             $47,303,161  $49,781,446  $48,249,527  $46,303,968  $47,064,285
                         ===========  ===========  ===========  ===========  ===========

Losses and Loss
Adjustment Expenses      $25,037,029  $21,718,087  $20,802,873  $20,299,937  $21,789,036
Unearned Premiums          3,057,408    3,415,651    2,809,115    2,464,351    2,370,336
Other Liabilities            598,905    2,705,699    2,979,033    3,059,174    3,725,385
                         -----------  -----------  -----------  -----------  -----------

Total Liabilities         28,693,342   27,839,437   26,591,021   25,823,462   27,884,757
Stockholders' Equity      18,609,819   21,942,009   21,658,506   20,480,506   19,179,528
                         -----------  -----------  -----------  -----------  -----------
Total Liabilities and
Stockholders' Equity     $47,303,161  $49,781,446  $48,249,527  $46,303,968  $47,064,285
                         ===========  ===========  ===========  ===========  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion presents the financial condition and results of operation for AIG combined with the financial condition and results of operation for its predecessor entity, AIIG, for the periods and as of the dates indicated.

The transfer of operations of AIIG to AIG has been accounted for at historic cost in a manner similar to that in pooling-of-interests accounting.

Results of Operation

     A net loss of $1,438,024 was reported in 1999, compared to net income of $1,061,530 in 1998. Net income for 1998 decreased by 28.4% from $1,482,332 reported in 1997. The net loss is primarily due to a strengthening of loss reserves in the current year, as well as the write off of the deferred tax asset which will not be utilized as a result of the redomestication to Bermuda.

     Premiums earned increased by 8.2% in 1999 to $6,388,323 from $5,901,939 in 1998. Premiums earned for 1998 decreased by 4.4% from $6,172,610 reported in 1997. In 1999, 1998, and 1997 premiums earned includes $182,959, $131,250 and
$720,298, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated. Excluding the effect of the reduction of estimated ultimate premiums ceded, premiums earned during 1999 increased by 5.8% as compared to 1998. 1998 premiums earned increased by 3.6% as compared to 1997.

     The increase in earned premiums during 1999 is attributable to continued growth of the AICPA Plan. This growth is primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995 and the maturing of claims-made coverage. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio and cash on deposit. Net investment income increased $252,137 or 10.3% in 1999 to $2,696,132 from $2,443,995 in 1998. Net investment income in 1998 decreased by $128,544 or 4.9% from the $2,572,539 reported in 1997. Net investment income in 1999 includes net realized capital gains of $532,854 as compared to net realized capital gains in 1998 of $277,627. Net realized capital gains in 1997 were $305,718. Capital losses are used to offset capital gains of prior and future years and recover related income taxes.

     Average invested assets including cash equivalents increased by $409,359 or 1.0% to $44,408,812 in 1999 compared to $43,999,453 in 1998. 1998 average invested assets increased by 4.9% from $41,374,745 in 1997. Investment yield including realized capital gains and losses in 1999 was 6.1% as compared to 5.6% in 1998 and 6.2% in 1997. Excluding realized gains and losses, the yield was 5.2% in 1999, 5.1% in 1998 and 5.5% in 1997. The decrease in investment yield from 1997 to 1998, excluding realized gains and losses, is primarily attributable to an increase in holdings of tax free municipal securities and an increase in equity securities which generate less realized investment income.
In 1999, due to the redomestication of the Company, most of the tax free municipal securities were sold.

     Unrealized gain on investments is $154,059 at December 31, 1999 as compared to $1,156,993, net of tax at December 31, 1998. AIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

     The composition of the investment portfolio at December 31, 1999 and 1998 is as follows:


                                                     1999   1998
                                                     -----  -----
  U.S. Treasury notes                                   2%     4%
  Mortgage backed securities and obligations of
   U.S. Government agencies                            59     41
  Corporate debt securities                             3      -
  Obligations of state and political subdivisions      15     36
  Equity securities                                    21     19
                                                     ----   ----
                                                      100%   100%
                                                     ====   ====

          AIG continues to invest in high grade debt and equity securities.

          Losses and loss adjustment expenses incurred increased by 40.5% to $6,744,893 in 1999 from $4,797,657 in 1998. Losses and loss adjustment expense for 1998 increased by 1.0% from $4,748,833 in 1997. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $2,533,000 in 1999, $4,883,000 in 1998 and $1,411,000
in 1997. As adjustments to prior estimates of losses and loss adjustment expenses become known, such adjustments are included in current operations. AIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 105.6% in 1999, 81.3% in 1998 and 76.9% in 1997. The
ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 149.5% in 1999, 167.8% in 1998, 112.9% in 1997.

     Favorable development on prior year losses is attributable to various economic trends and factors. In a strong economic environment, fewer professional liability claims are likely to occur since fewer companies are experiencing the kind of financial stress or failure that can often lead to such claims. However, AIG has noted that under the CNA program, loss frequency has increased in recent years while loss severity has remained constant. This increase in loss frequency can be attributed to CNA's implementation of a step plan (also see above discussion of premiums) in 1995 that was designed to attract a large number of new insureds, predominantly smaller firms, to the program. CNA expected loss severity to decrease and offset the effects of increases in loss frequency, but to date this decrease has not occurred. Accordingly, losses have trended upward in the most recent years. Additionally, in recent years, many of the CNA insureds have opted to purchase defense coverage outside of policy limits which results in larger reserve requirements.

     Policy acquisition costs of $1,770,098 were expensed in 1999 as compared to $1,641,092 in 1998, an increase of 7.8%. Policy acquisition costs expensed in 1998 reflect an increase of 5.6% from $1,554,025 in 1997. Such costs as a percentage of premiums earned (excluding the effects of reductions to retrocession premiums) are 28.1% in 1999, 28.0% in 1998 and 28.5% in 1997, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

     Operating and management expenses increased by 70.6% in 1999 to $1,097,171 from $642,925 in 1998. 1998 operating and management expenses increased by 3.7%
from $619,694 in 1997.   The increase in 1999 is due to the write-off of all
expenses relating to the redomestication.

     AIG implemented Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, AIG expensed certain start-up costs associated with the redomestication as incurred (see discussion detailing the redomestication below). Previously, AIG had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The effect of the change for the twelve months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle by $154,466 ($234,000 gross of tax) or $(1.17) per share. The adjustment necessary for retroactive application of SOP 98-5, amount of $154,466 (net of tax), is included in net income for the twelve months ended December 31, 1999.

     The effective tax rate was 16.0% in 1998 and 18.7% in 1997. These rates differ from the statutory federal rate primarily due to the effects of tax-exempt municipal bond income. Effective December 2, 1999, the date of redomestication to Bermuda, the Company ceased to pay corporate income taxes, which meant the Company's deferred tax asset could not be utilized. As the Company reported a tax loss for the period ended December 2, 1999, a tax benefit was received. The current year tax charge of $676,317 comprises a deferred tax write off of $1,248,693 and a current year tax benefit of $572,376.

Liquidity and Capital Resources

     The Company's cash needs consist of settlement of losses and expenses under its reinsurance treaties and funding day-to-day operations. Management expects to be able to meet these cash needs from cash flows arising from its investment portfolio. Because substantially all of the Company's assets are marketable securities, the Company has sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing.

     As of December 31, 1999, total invested assets amounted to $39,281,257, a decrease of $3,267,401 or 7.6% from $42,548,658 at December 31, 1998. Cash balances increased from $1,450,795 at December 31, 1998 to $5,127,555 at December 31, 1999. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 1999 was .94 to 1, compared to a ratio of .91 to 1 at December 31, 1998.

     AIG's gross premiums assumed in 1999 amounted to $5,847,122, a decrease of $530,103 from 1998. Gross premium assumed in 1998 increased by $580,149, or 10% from 1997. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,192,727 at December 31, 1998. As of December 31, 1999, this balance is presented on a net basis with reinsurance balances payable and therefore no comparable balance exists as of that date. This balance also fluctuates due to the timing of renewal premium written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

     Reinsurance recoveries represent AIG's estimate of losses to be reimbursed by its reinsurer from future loss payments. AIG (through AIC) entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by Coregis Group, Inc. (formerly Crum and Forster Managers Corporation), to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AIG are adjustable within a specified range based on actual experience under each contract. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. The actuary suggested a decrease in its analysis as of December 31, 1999 which is reflected in the decrease to reinsurance recoveries receivable from $875,685 at December 31, 1998 to $674,223 at December 31, 1999, a $201,462, or 23.0%.

     Reinsurance balances payable represent AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. Ultimate loss reserves were adjusted downward by the actuary in 1999, which resulted in a decrease in the portion of reinsurance balances payable due for retrospective premiums. The estimate of reinsurance balances due for retrospective premiums decreased by $182,959, $131,250 and $720,298 during 1999, 1998 and 1997, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable decreased from $977,976 at December 31, 1998 to $96,108 at December 31, 1999, a decrease of $881,868, or 90.2%.

Prepaid expenses and other assets amounted to $80,587 at December 31, 1999, a decrease of 75.3% from 1998.

     Deferred policy acquisition costs, representing the deferral of ceding commission expense related to premiums not yet earned, decreased from December 31, 1998 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

     The Company paid its eighteenth consecutive quarterly dividend of $0.65 per share during the fourth quarter of 1999.

     During 1999, 1998 and 1997, the Board of Directors declared quarterly dividends of $0.65 per share totaling $863,289, $865,587 and $867,735, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus in anticipation of the next "hard market", that is to say, the next period in which accountants' professional liability insurance becomes difficult or impossible to obtain at reasonable prices, and to retain flexibility for any future business expansion.

Property/Casualty Losses and Loss Adjustment Expenses

     The consolidated financial statements include the established liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property/casualty ("P/C") insurance operations. The liabilities for losses and loss adjustment expenses are determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate. Such adjustments are reflected in current financial reports.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

     As is customary in the business, an actuarial review and projection is performed for AIC by its independent actuary as of September 30 and December 31 of each year. Those projections are not adjusted for the first three quarters, but are adjusted at year-end.

     In preparing ultimate loss and allocated loss adjustment expenses, the Company's actuary examined a variety of methods. The method most commonly relied up on was the Generalized Cape Cod Method, which was applied to the incurred, adjusted incurred and paid losses. The case reserving practices for the CNA business differ significantly from those of the Coregis business, therefore, the actuary performed a claims-adjusted incurred loss development method on the CNA data, which adjusted the reserves upward to reflect what would have been outstanding reserves at the level of the Coregis reserves. The actuary selected the Generalized Cape Cod Method applied to claims-adjusted incurred losses to determine ultimate loss estimates for CNA. The actuary also applied the standard paid and incurred loss development methods to the CNA data, however, these were not selected because of the belief that the adjusted incurred method is more representative of the Company's claims history.

     The result of this process is that twice a year, the actuary has made recommendations to AIC's Board of Directors, which for each period adopted the recommendation. Based on the foregoing practice, the estimated loss ratio has been changed by AIG's Board of Directors approximately once each year.

     The following table shows the development of the estimated liability for the previous eleven years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113

                                                Year Ended December 31,
                              1988    1989    1990     1991     1992     1993     1994     1995     1996     1997     1998    1999
                             ------  ------  -------  -------  -------  -------  -------  -------  -------  -------  ------ --------

Gross Liability for Loss
 and LAE Reserves..........  $1,895  $8,085  $15,182  $20,260  $25,287  $27,047  $25,335  $21,789  $20,300  $20,803  $21,718 $25,037
Reinsurance Recoverable for
 Unpaid Loss and LAE
 Reserves..................       -       -      502      761      969    4,764    4,071    3,160    2,020    1,040      876     674
                             ------  ------  -------  -------  -------  -------  -------  -------  -------  -------  ------- -------
Net Liability for Unpaid
 Losses and LAE reserves...  $1,895  $8,085  $14,680  $19,499  $24,318  $22,283  $21,264  $18,629  $18,280   19,763   20,842  24,363

                                               Year Ended December 31,

                               1988      1989     1990      1991    1992    1993    1994    1995    1996    1997     1998  1999
                             ---------  -------  ------    ------  ------  ------  ------  ------  ------  ------   ------ -----
Losses Reestimated as of:

     One Year Later........      1,897    8,705  14,779     19,963  23,004  18,099  17,957  15,709  16,869  14,883  18,309     -
     Two Years Later.......      1,897    8,145  12,667     15,264  20,133  15,064  15,042  14,299  10,161  12,919
     Three Years Later.....      1,780    6,796   9,862     13,101  17,782  12,196  13,635   8,417   9,458
     Four Years Later......      1,405    5,199   8,696     11,725  15,520  10,811   9,322   7,849
     Five Years Later......      1,065    4,782   7,753     10,158  14,825   8,479   9,074
     Six Years Later.......        995    4,536   6,879     10,081  12,817   8,328
     Seven Years Later.....        936    4,031   6,761      8,523  12,651
     Eight Years Later.....        819    4,016   5,661      8,470
     Nine Years Later......        819    3,576   5,636
     Ten Years Later.......        819    3,560
     Eleven Years Later....        834

Cumulative Redundancy
 (Deficiency)..............      1,059    4,525   9,044     11,029  11,667  13,955  12,190  10,780   8,822   6,844   2,533     -

Cumulative Amount Paid
 Through:

     One Year Later........         73      415   2,548      4,158   6,100   1,555   4,007   2,885   3,036   3,567   3,030     -
     Two Years Later.......        208    1,710   3,653      5,464   7,860   5,128   6,469   4,791   5,580   5,531
     Three Years Later.....        595    2,349   4,147      6,255  10,370   6,765   7,721   6,087   6,471
     Four Years Later......        617    2,716   4,380      7,744  11,436   7,666   8,551   6,655
     Five Years Later......        676    2,927   5,422      8,303  11,878   8,199   8,920
     Six Years Later.......        659    3,317   5,540      8,501  12,263   8,398
     Seven Years Later.....        668    3,380   5,764      8,611  12,412
     Eight Years Later.....        670    3,467   5,799      8,693
     Nine Years Later......        674    3,485   5,821
     Ten Years Later.......        675    3,495
     Eleven Years Later....        684

     The above table of losses reestimated has been prepared on a net basis (i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up, as required under FAS 113). The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the cost/benefit of not providing such information.

     The above table presents the development of balance sheet liabilities for 1988 through 1999 as of year-end 1999. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

     This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

     The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed a $12,190,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

     The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1994 year end liability was originally $21,264,000. As of December 31, 1999, the Company had paid $8,920,000 of the currently estimated $9,074,000 of losses and LAE that had been incurred for 1994 and prior years through the end of 1999; thus an estimated $154,000 in losses incurred through 1994 remain unpaid as of the current financial statement date.

     In evaluating this information, it should be understood that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Year 2000 Report

     AIG was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. The "Year 2000" problem was due to computer programs being written using two digits rather than four to define the applicable year. Programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Company's operations are conducted through its management company, USA Offshore Management, Ltd. ("USAOM"). Prior to the redomestication of the Company, Vermont Insurance Management, Inc. ("VIM") provided these services.

     The majority of insurance transactions affecting the Company are originated by CNA, the company's primary insurance carrier, operating systems, with quarterly reporting to the Company. USAOM, VIM and CNA had performed extensive review of their hardware and software systems during 1999 and believed they were fully Year 2000 compliant.

     Since the passing of Year 2000, the Company has not been made aware by USAOM, VIM or CNA of any non-compliance and believes that there has been no negative effect on its results due to the Year 2000 problem.

Redomestication and Restructuring

     On December 2, 1999, the Company and its predecessor entity, AIIG, consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company. See Note 2 to the Consolidated Financial Statements for a further description of the transaction.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements
---------------------------------------------------------------------
                                                                       Page
                                                                       -----
Report of Independent Accountants....................................     16
Consolidated Balance Sheets..........................................     17
Consolidated Statements of Income and Other Comprehensive Income.....     18
Consolidated Statement of Changes in Stockholders' Equity............  19-20
Consolidated Statements of Cash Flows................................     21
Notes to the Consolidated Financial Statements.......................     22

Financial Statement Schedules:
---------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedules..     36
Schedule IV, Reinsurance.............................................     40

Schedules I, II, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on accounting and financial disclosure. In connection with the redomestication of the Company to Bermuda, which became effective on December 2, 1999, the Company has retained Deloitte & Touche Ltd. as its independent auditors rather then Johnson Lambert & Co. based on Deloitte & Touche's expertise with respect to Bermuda domiciled entities. Neither of Johnson Lambert & Co.'s reports on the financial statements of AIIG for the past two years contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The retention of Deloitte & Touche by the Company has been approved by the Company's Board of Directors. There have been no disagreements with Johnson Lambert & Co. with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after June 1, 2000 the ("Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.  Executive Compensation

  The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions

  The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   See Index to Financial Statements on page 14.

(a)(2)   See Index to Financial Statement Schedules on page 14.
(a)(3)   See Index to Exhibits set forth on page 41.

(b) On December 3, 1999, the Company filed a report on Form 8-K regarding the consummation of an Exchange Agreement with AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG"), pursuant to which AIIG exchanged all of its assets and liabilities for common shares of the Company (the "Exchange"). Immediately following the consummation of the Exchange, AIIG was dissolved, and common shares of the Company were issued to the holders of common stock of AIIG in a pro rata liquidating distribution. The Exchange was part of a series of transactions involving the Company and AIIG which are more fully described in the Prospectus/Proxy Statement distributed to AIIG's stockholders on or about July 2, 1999, which was part of Amendment No. 3 to the Company's Registration Statement on Form S-4, Registration No. 333-64929.

(c)      See Index to Exhibits set forth on page 41.

(d)      See Index to Financial Statement Schedules on page 14.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheet of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as at December 31, 1999, and the related consolidated statements of operations and other comprehensive
(loss) income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the transfer of the operations of AmerInst Insurance Group, Inc. to the Company, which has been accounted for in a manner similar to that in pooling-of-interests accounting as described in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE

March 8, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
AmerInst Insurance Group, Inc.


We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Inc. (the Company) as of December 31, 1998, and the related consolidated statements of income and other comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerInst Insurance Group, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                       JOHNSON LAMBERT & CO.

Burlington, Vermont
February 22, 1999,

                         AMERINST INSURANCE GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

                                                                         1999                 1998
ASSETS
Investments (Notes 5 and 6):
  Fixed maturity investments, at market value
    (amortized cost $31,545,924 and $33,680,548)                   $30,896,604           $34,577,261
  Equity securities, at market value (cost $7,581,274
     and $7,115,089)                                                 8,384,653             7,971,397
                                                                   -----------           -----------
      TOTAL INVESTMENTS                                             39,281,257            42,548,658

Cash and cash equivalents (Note 4)                                   5,127,555             1,450,795
Assumed reinsurance premiums receivable                                      -             1,192,727
Reinsurance balances recoverable (Note 7)                              674,223               875,685
Fund deposit with a reinsurer                                          108,000                     -
Accrued investment income                                              487,842               596,862
Deferred policy acquisition costs                                      871,362               973,461
Deferred income tax asset (Note 10)                                          -               652,666
Federal income taxes receivable                                        672,335                     -
Prepaid expenses and other assets                                       80,587               326,172
                                                                   -----------           -----------
      TOTAL ASSETS                                                 $47,303,161           $48,617,026
                                                                   ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)                $25,037,029           $21,718,087
Unearned premiums                                                    3,057,408             3,415,651
Reinsurance balances payable                                            96,108               977,976
Federal income taxes payable                                                 -               118,004
Accrued expenses and other liabilities                                 502,797               445,299
                                                                   -----------           -----------
      TOTAL LIABILITIES                                             28,693,342            26,675,017
                                                                   -----------           -----------
STOCKHOLDERS' EQUITY
Common stock, 1999 $1 par value, 500,000 shares authorized,
  1998 $.01 par value, 2,000,000 shares authorized;
   1999 - 331,751 shares issued and outstanding
   1998 - 332,331 shares issued and outstanding                        331,751                 3,323
Additional paid-in-capital                                           6,801,870             7,144,818
Retained earnings                                                   11,322,139            13,636,875
Accumulated other comprehensive income, net of tax                     154,059             1,156,993
                                                                   -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                    18,609,819            21,942,009
                                                                   -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $47,303,161           $48,617,026
                                                                   ===========           ===========

        See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                       OTHER COMPREHENSIVE (LOSS) INCOME
                  years ended December 31, 1999, 1998 and 1997
                          (expressed in U.S. dollars)

                                                       1999               1998              1997
REVENUES
Premiums earned (Note 8)                           $ 6,388,323         $5,901,939        $6,172,610
Net investment income and net realized gain
  and losses (Note 6)                                2,696,132          2,443,995         2,572,539
                                                   -----------         ----------       -----------
      TOTAL REVENUES                                 9,084,455          8,345,934         8,745,149
                                                   -----------         ----------       -----------
LOSSES AND EXPENSES
Losses and loss adjustment expenses                  6,744,893          4,797,657         4,748,833
Policy acquisition costs                             1,770,098          1,641,092         1,554,025
Operating and management expenses (Note 9)           1,097,171            642,925           619,684
                                                   -----------         ----------       -----------
      TOTAL LOSSES AND EXPENSES                      9,612,162          7,081,674         6,922,542
                                                   -----------         ----------       -----------
      (LOSS) INCOME BEFORE INCOME TAXES               (527,707)         1,264,260         1,822,607

Provision for income taxes (Note 10)                  (676,317)          (202,730)         (340,275)
Cumulative effect of deferred charges (Note 9)        (234,000)                 -                 -
                                                   -----------         ----------       -----------
      NET (LOSS) INCOME                             (1,438,024)         1,061,530         1,482,332
                                                   -----------         ----------       -----------
OTHER COMPREHENSIVE (LOSS) INCOME,
  NET OF TAX
Net unrealized holding (loss) gains arising
 during the period                                  (1,066,108)           323,271           793,801
Less: reclassification adjustment for gains and
  losses included in net loss                         (532,854)          (183,234)         (201,466)
                                                   -----------         ----------       -----------
      OTHER COMPREHENSIVE (LOSS)
       INCOME, NET OF TAX                           (1,598,962)           140,037           592,335
                                                   -----------         ----------       -----------
      COMPREHENSIVE (LOSS) INCOME                  $(3,036,986)        $1,201,567        $2,074,667
                                                   ===========         ==========       ===========
      BASIC (LOSS) EARNINGS PER SHARE                   $(4.33)             $3.19             $4.44
                                                   ===========         ==========       ===========
Average common shares outstanding for the year         332,051            332,997           333,870
                                                   ===========         ==========       ===========

        See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 1999, 1998 and 1997
                          (expressed in U.S. dollars)

                                                                                            Accumulated
                                                                                               Other
                                                               Additional                  Comprehensive                  Total
                                                   Common       Paid-in       Retained        Income,      Treasury   Stockholders'
                                                   Stock        Capital       Earnings      Net of Tax       Stock        Equity
                                                  --------    ------------  ------------   -------------   ---------  --------------
BALANCE AT JANUARY 1, 1997                         $3,342      $7,188,983   $12,863,560       $  424,621   $      -     $20,480,506
Net income                                              -               -     1,482,332                -          -       1,482,332
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities, net
    of reclassification adjustment                      -               -             -          592,335          -         592,335
Purchases of 822 shares of treasury stock                                                                   (28,932)        (28,932)
Retirement of 822 shares of treasury stock             (8)        (16,475)      (12,449)               -     28,932               -
Cash dividends paid ($2.60) per share)                  -               -      (867,735)               -          -        (867,735)
                                                  -------     -----------   -----------    -------------   --------   -------------
BALANCE AT DECEMBER 31, 1997                        3,334       7,172,508    13,465,708        1,016,956          -      21,658,506
Net income                                              -               -     1,061,530                -          -       1,061,530
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities,
    net of reclassification adjustment                  -               -             -          140,037          -         140,037
Purchases of 1,108 shares of treasury stock             -               -             -                -    (52,477)        (52,477)
Retirement of 1,108 shares of treasury stock          (11)        (27,690)      (24,776)               -     52,477               -
Cash dividends paid ($2.60 per shares)                  -               -      (865,587)               -          -        (865,587)
                                                  -------     -----------   -----------    -------------   --------   -------------
BALANCE AT DECEMBER 31, 1998                        3,323       7,144,818    13,636,875        1,156,993          -      21,942,009


        See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 1999, 1998 and 1997
                          (expressed in U.S. dollars)

                                                                                            Accumulated
                                                                                               Other
                                                                Additional                 Comprehensive                  Total
                                                       Common     Paid-in      Retained       Income,      Treasury   Stockholders'
                                                        Stock     Capital      Earnings      Net of Tax      Stock        Equity
                                                      --------- -----------  ------------  --------------  ---------  -------------
BALANCE AT DECEMBER 31, 1998                          $  3,323  $7,144,818   $13,636,875     $ 1,156,993   $      -     $21,942,009
Net loss                                                     -           -    (1,438,024)              -          -      (1,438,024)
Other comprehensive income:
  Unrealized losses on securities,
    net of reclassification adjustment                       -           -             -      (1,598,962)         -      (1,598,962)
Release of deferred tax effect
   on opening other comprehensive income (Note 10)           -           -             -         596,028          -         596,028
Purchases of 580 shares of treasury stock                    -           -             -                    (27,943)        (27,943)
Retirement of 580 shares of treasury stock                  (6)    (14,514)      (13,423)              -     27,943               -
Increase in par value per share from $0.01
  per share to $1.00 per share                         328,434    (328,434)            -               -          -               -
Cash dividends paid ($2.60 per shares)                       -           -      (863,289)              -          -        (863,289)
                                                     --------- -----------  ------------  --------------  ---------  --------------
BALANCE AT DECEMBER 31, 1999                          $331,751  $6,801,870   $11,322,139     $   154,059   $      -     $18,609,819
                                                     ========= ===========  ============  ==============  =========  ==============


        See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  years ended December 31, 1999, 1998 and 1997
                          (expressed in U.S. dollars)

                                                               1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $ (1,438,024)  $  1,061,530   $  1,482,332
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Amortization of net premiums on investments                    48,332         35,048         21,185
  Net realized gains on sale of investments                    (532,854)      (277,627)      (305,253)
  Deferred income taxes (net of deferred tax on
        unrealized gain on investments)                         652,666        267,793         (1,262)
 Changes in assets and liabilities:
  Assumed reinsurance premiums receivable                     1,192,727        772,050       (216,581)
  Reinsurance balances recoverable                              201,462        164,077        980,213
      Fund deposit with a reinsurer                            (108,000)             -              -
  Accrued investment income                                     109,020        (96,892)        15,900
  Deferred policy acquisition costs                             102,099       (172,863)       (98,258)
  Income taxes recoverable                                     (672,335)             -              -
  Prepaid expenses and other assets                             245,585       (139,666)       (96,498)
  Unpaid losses and loss adjustment expenses                  3,318,942        915,214        502,936
  Unearned premiums                                            (358,243)       606,536        344,764
  Income taxes payable                                         (118,004)      (421,149)        31,826
  Reinsurance balances payable                                 (881,868)    (1,006,466)      (167,614)
  Accrued expenses and other liabilities                         57,498        (10,139)         1,909
                                                            -----------    -----------   ------------
    Net cash provided by operating activities                 1,819,003      1,697,446      2,495,599
                                                            -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                    (17,096,519)   (12,265,241)   (13,572,437)
Proceeds from sales and maturities of investments            19,845,508     11,854,918     11,010,362
Net sales of short-term investments                                   -              -      1,697,475
                                                            -----------    -----------   ------------
    Net cash provided by (used in) investing activities       2,748,989       (410,323)      (864,600)
                                                            -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                 (863,289)      (865,587)      (867,735)
Purchases of treasury stock                                     (27,943)       (52,477)       (28,932)
                                                            -----------    -----------   ------------
    Net cash used in financial activities                      (891,232)      (918,064)      (896,667)
                                                            -----------    -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       3,676,760        369,059        734,332
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                     1,450,795      1,081,736        347,404
                                                           ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $  5,127,555   $  1,450,795   $  1,081,736
                                                           ------------   ------------   ------------
SUPPLEMENTAL DATA - Income taxes paid                      $    749,328   $    454,893   $    425,000
                                                           ============   ============   ============

        See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

1.   DESCRIPTION OF BUSINESS

     AmerInst Insurance Group Ltd,. (AIG Ltd.) was incorporated under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AIIC Ltd. and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA Plan). From the inception through mid-1993, Coregis Group, Inc. (formerly Crum and Forster Managers Corporation) through a group of affiliated insurance companies (collectively CGI), was the primary insurer for the AICPA Plan. In 1988, the Company provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc. (VSC) provided reinsurance to CGI and retroceded a portion to the Company such that the Company assumed 10% to 12.5% of risk related to the first $1,000,000 of coverage for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA Insurance Company (CNA) as its insurance carrier, replacing CGI as the primary insurer. The Company began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. CGI, VSC and CNA are collectively referred to as the "ceding companies".

     The Company entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIC Ltd. from its obligation to the ceding companies.

2.   REDOMESTICATION AND RESTRUCTURING

     At December 2, 1999 AmerInst Insurance Group Inc. (AIIG) a Delaware company and AmerInst Insurance Group Ltd. (AIG Ltd.) entered into an Exchange agreement, pursuant to which AIIG transferred all of its assets and liabilities to AIG, Ltd. in exchange for newly issued shares of AIG, Ltd. AIIG was then liquidated and AIIG shareholders received on a share-for-share basis the newly issued shares of AIG, Ltd.

     The restructuring of AIIG's business, including the redomestication of the insurance operations of AIIC to AIG, Ltd. was consummated in the following steps:

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

2.   REDOMESTICATION AND RESTRUCTURING  (cont'd)

     AmerInst Insurance Company Inc. ("AIC"), an Illinois company and a wholly-owned subsidiary of AIIG, distributed to AIIG a cash dividend, of approximately $20,000, to be used solely to fund the capitalization required for the formation of the new entities described below; and the expenses of the Restructuring.

     AIC formed a new wholly-owned subsidiary, AmerInst Mezco, Ltd., under the laws of Bermuda ("Mezco"). Mezco was funded by AIC with investment securities in an amount sufficient for the capitalization of a Bermuda insurance company.

     AIC distributed all of the shares of Mezco to AIIG as a dividend.

     Mezco formed a new wholly-owned subsidiary, AmerInst Insurance Company, Ltd., under the laws of Bermuda ("AIC Ltd.").

     AIC retroceded to AIC Ltd. all of its insurance treaty liabilities under past treaties, and paid to AIC Ltd. in connection therewith a premium determined on the basis of actuarial projections, appropriately discounted based on the expected payout patterns, intended to reflect an arms' length fair market value for such retrocession. The payment of the premium was partially in the form of a transfer of investment securities at market value.

     AIC Ltd. formed a new wholly-owned subsidiary, AmerInst Investment Company, Ltd. under the laws of Bermuda ("Investco") and contributed assets to capitalize Investco, and provided a subsequent transfer of Securities.

     AIC was liquidated, with its remaining assets and liabilities distributed to AIIG.

     Pursuant to the Exchange, AIIG exchanged all of its assets (including the shares of Mezco) and liabilities with the AIG Ltd. solely for AIG Ltd. Common Shares, and the currently outstanding AIG Ltd. Common Shares were cancelled.

     AIIG was dissolved, with holders of shares of AIIG Common stock receiving the AIG Ltd. Common Shares previously issued to AIIG by AIG Ltd. on a share-for-share basis.

     A replacement treaty for the CNA Treaty was entered into between AIC Limited and CNA.

     Following the restructuring, Mezco, AIC Limited and Investco, became wholly-owned direct and indirect subsidiaries of the AIG Ltd. and neither AIIG nor AIC continued to exist as separate entities.

     The transfers of the operations of AIIG to AIG Ltd. has been accounted for at historic cost in a manner similar to that in pooling-of-interests accounting.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES

     Basis of presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and included the accounts of AIG Ltd. and its wholly owned subsidiaries, AmerInst Mezco Ltd. (Mezco), AmerInst Insurance Company (AIC Ltd) and AmerInst Investments Group, Ltd. ("Investco"). Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Premiums

     Premiums assumed are earned ratably over the terms of the underlying policies to which they relate. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Pursuant to prior retrocession agreements, charges or credits resulting from adjustments to related provisional retrocession premiums are reflected as adjustments to ceded premiums. Management believes that recorded retrocession premiums ceded represent its best estimate of such amounts; however, as changes in the estimated ultimate losses and loss adjustment expenses applicable to the retrocession layers are determined, the estimated ultimate ceded premiums will also change. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

     Deferred policy acquisition costs

     Ceding commissions related to assumed reinsurance agreements are deferred and amortized over the terms of the underlying policies to which they relate.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     Unpaid losses and loss adjustment expenses

     The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AIC Ltd.'s historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by a consulting actuary. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimate become necessary, such adjustments are reflected in current operations. AIC Ltd. does not discount its loss reserves for purposes of these financial statements.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual development and are modified if necessary.

     Reinsurance recoveries receivable

     Reinsurance recoveries receivable is comprised of estimated amounts of losses and loss adjustment expenses paid and unpaid which are expected to be recoverable from reinsurers. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. Management believes that reinsurance recoveries receivable as recorded represents its best estimate of such mounts; however, as changes in the estimated ultimate liability for unpaid losses and loss adjustment expenses are determined, the estimated ultimate amount recoverable from the reinsurers will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the financial statements. Further, management has determined that no provision for uncollectible reinsurance recoveries is necessary. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     Investments

     Investments held by AIG Ltd. consist of U.S. Treasury notes, obligations of states and political subdivisions and debt securities, mortgage-backed securities, and equity securities. AIG Ltd. classifies these investments as available-for-sale. Accordingly, AIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income, net of tax. Fair value of investments is based on market quotation. Realized gains and losses on sales of investments are accounted for using the specific identification method and are reflected in the income statement in the period of sale.

     Investments in U.S. Treasury notes with a carrying value of $Nil and $1,525,000 at December 31, 1999 and 1998 are held in trust for the State of Illinois in accordance with the Illinois Insurance Code. Also, as more fully described in Note 5, certain other investments held are used to collateralize obligations to previous and current ceding companies.

     Cash and cash equivalents

     For purposes of the statement of cash flows, AIG Ltd. considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Net income per common share

     Basic earnings per shares is determined as net income available to common shareholders divided by the weighthted average number of common shares outstanding for the period. There are no dilutive securities.

4.    CASH AND CASH EQUIVALENTS

The analysis of cash and cash equivalents at December 31, 1999 and 1998 is as follows:

                                                            1999        1998

  Harris Trust and Savings Bank                          $1,221,875  $  976,976
  Bank of Butterfield                                             -      13,299
  Money Market Funds:
    Harris Insight Funds - Class A                          544,166     395,207
    Lehman Brothers Prime Money Market Fund                 467,394      65,313
  Other cash equivalents (investments with maturities
     of less than three months)                           2,894,120           -
                                                       ------------  ----------
  Total cash and cash equivalents                        $5,127,555  $1,450,795
                                                       ------------  ----------

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

     CASH AND CASH EQUIVALENTS (cont'd)

     The Federal Deposit Insurance Corporation (FDIC) insures amounts on deposit with Harris Trust Savings Bank up to $100,000. The FDIC does not insure amounts on deposit with the Bank of Butterfield, a Bermuda institution, or investments in money market funds.

5.   PLEDGED ASSETS

     Pursuant to the reinsurance agreements described in Note 1, AIC Ltd. is required to provide the ceding companies with collateral for AIC Ltd.'s liabilities to them. At December 31, 1999 $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. At December 31, 1998, investments with a carrying value of $505,000, were held in a trust account pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 1999 and 1998, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $3,439,396 and $7,148,516, respectively. At December 31, 1999 and 1998,
     AIIC had provided CNA with a letter of credit issued by Harris Trust and Savings bank in the amount of $15,000,000 and $4,500,000 respectively. At December 31, 1999 and 1998, investments with a carrying value of $16,719,748 and $7,493,550, respectively, were held in a trust account at Harris Trust and Savings bank as security for the letter of credit.

6.   INVESTMENTS

     The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value for investments in fixed maturity investments by major security type, and equity securities at December 31, 1999 and 1998 are as follows:

                                        Cost or      Gross        Gross       Estimated
                                       Amortized   Unrealized   Unrealized      Fair
                                         Cost        Gains        Losses        Value
                                      -----------  ----------  ------------  -----------
December 31, 1999

Fixed maturity investments:
  U.S. Treasury notes                 $ 1,516,703  $    1,889  $   (15,780)  $ 1,502,812
  Obligations of states and
    political subdivisions              6,222,822         506     (261,535)    5,961,793
  Corporate debt securities               978,817           -       (7,037)      971,780
  Mortgage-backed securities and
    obligations of U.S. government
    corporations and agencies          22,827,582      54,238     (421,601)   22,460,219
                                      -----------   ----------   ----------  -----------
  Total fixed maturity investments     31,545,924      56,633     (705,953)   30,896,604
  Equity securities                     7,581,274   1,569,908     (766,529)    8,384,653
                                      -----------   ----------   ----------  -----------
  Total investments                   $39,127,198  $1,626,541  $(1,472,482)  $39,281,257
                                      ===========  =========== ============  ===========

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)


6. INVESTMENTS (cont'd)

                                        Cost or      Gross        Gross      Estimated
                                       Amortized   Unrealized  Unrealized      Fair
                                         Cost        Gains       Losses        Value
                                      -----------  ----------  -----------  -----------
  December 31, 1998

Fixed maturity investments:
  U.S. Treasury notes                 $ 1,488,553  $   36,447   $       -   $ 1,525,000
  Obligations of states and
    political subdivisions             14,898,513     508,761        (688)   15,406,586
  Mortgage-backed securities and
    obligations of U.S. government
    corporations and agencies          17,293,482     352,193           -    17,645,675
                                      -----------  ----------  -----------  -----------
  Total fixed maturity investments     33,680,548     897,401        (688)   34,577,261
  Equity securities                     7,115,089   1,310,453    (454,145)    7,971,397
                                      -----------  ----------  -----------  -----------
  Total investments                   $40,795,637  $2,207,854   $(454,833)  $42,548,658
                                      ===========  ==========  ===========  ===========

The cost or amortized cost and estimated market value of fixed maturity investments at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.


                                                    Amortized     Estimated
                                                      Cost       Market Value
                                                  -------------  ------------
  Due in one year or less                          $   498,111  $   500,000
  Due after one year through five years              4,155,137    4,030,303
  Due after five years through ten years             3,940,104    3,786,193
  Due after ten years                                  124,990      119,889
                                                  -------------  ------------
    Subtotal                                         8,718,342    8,436,385

  Mortgage-backed securities and obligations of
   U.S. government corporations and agencies        22,827,582   22,460,219
                                                  -------------  ------------
    Total                                          $31,545,924  $30,896,604
                                                  -------------  ------------

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)


6.   INVESTMENTS (cont'd)

     Information on sales and maturities of investments in fixed maturity securities are as follows:


                            1999            1998            1997
                        ------------     -----------     -----------

     Total proceeds      $19,845,508     $11,854,918     $11,010,362
     Gross gains             877,804         120,808          18,504
     Gross losses            344,950               -          15,479

     Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:

                                                               1999          1998         1997
                                                           -------------  -----------  -----------
     Interest earned:
       Fixed maturity investments                             $ 2,110,788   $1,999,638   $2,135,448
       Short term investments and cash and cash
         Equivalents                                               65,030       83,362      148,884
       Other interest income                                            -      121,853       23,233
     Dividends earned                                             108,178       98,971       57,724
     Net realized gains (losses) on sales of investments:
       Fixed maturity investments                                  41,995      120,808        3,025
       Equity securities                                          490,859      156,819      302,693
       Short-term investments                                           -            -         (466)
     Investment expenses                                         (120,718)    (137,456)     (98,002)
                                                            -------------  -----------  -----------
     Net investment income                                    $ 2,696,132   $2,443,995   $2,572,539
                                                            =============  ===========  ===========

     Net change in unrealized gains (losses):
       Fixed maturity investments                             $(1,546,033)  $  251,957   $  270,305
       Equity securities                                          (52,929)     (39,780)     627,172
                                                             -------------  -----------  -----------
     Net change in unrealized gains (losses)                  $(1,598,962)  $  212,177   $  897,477
                                                             =============  ===========  ===========

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)


7.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Details of the liability for unpaid loses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 1999 and 1998 are as follows:

                                           1999                                    1998
                              Gross     Reinsurance       Net         Gross     Reinsurance       Net
                            Liability    Receivable    Liability    Liability    Receivable   Liabilities
                           -----------  ------------  -----------  -----------  ------------  -----------
     Case base
     estimates             $ 4,320,754    $(151,000)  $ 4,169,754  $ 5,093,630    $(169,000)  $ 4,924,630
     IBNR                   20,716,275     (523,223)   20,193,052   16,624,457     (706,685)   15,917,772
                           -----------  ------------  -----------  -----------  ------------  -----------
     Totals                $25,037,029    $(674,223)  $24,362,806  $21,718,087    $(875,685)  $20,842,402
                           ===========  ============  ===========  ===========  ============  ===========

     Unpaid losses and loss adjustment expense activity is as follows:


                                                                  1999          1998          1997
     Liability as of January 1, (net of reinsurance
          balances recoverable)                               $20,842,402   $19,763,000   $18,280,000
                                                            -------------  ------------  ------------
     Incurred related to:
          Current year                                          9,277,893     9,680,657     6,159,833
          Prior years                                          (2,533,000)   (4,883,000)   (1,411,000)
                                                            -------------  ------------  ------------
          Total incurred                                        6,744,893     4,797,657     4,748,833
                                                            -------------  ------------  ------------
     Paid related to:
          Current year                                           (147,476)     (151,255)     (229,833)
          Prior years                                          (3,077,013)   (3,567,000)   (3,036,000)
                                                            -------------  ------------  ------------
          Total paid                                           (3,224,489)   (3,718,255)   (3,265,833)
                                                            -------------  ------------  ------------
     Liability as of December 31, (net of reinsurance
          balances recoverable)                               $24,362,806   $20,842,402   $19,763,000
                                                            =============  ============  ============

     As a result of changes in estimates of insured events in prior years, the liability for losses and loss adjustment expenses relating to those years was increased as of December 31, 1999 due to higher than anticipated losses and reduced as of December 31, 1998 and 1997 because of lower than anticipated losses on policies in those years.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

8.   NET PREMIUMS EARNED

     A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                           1999                    1998                    1997
                   Written      Earned      Written      Earned     Written      Earned
                  ----------  -----------  ----------  ----------  ----------  ----------
     Assumed      $5,847,122   $6,205,364  $6,377,225  $5,770,689  $5,797,076  $5,452,312
     Retroceded      182,959      182,959     131,250     131,250     720,298     720,298
                  ----------  -----------  ----------  ----------  ----------  ----------
     Net premiums $6,030,081   $6,388,323  $6,508,475  $5,901,939  $6,517,374  $6,172,610
                  ==========  ===========  ==========  ==========  ==========  ==========

     Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional retroceded premiums recorded of $182,959, $131,250 and $720,298 during 1999, 1998 and 1997, respectively.

9.   OPERATING AND MANAGEMENT EXPENSES

     AIG Ltd., AIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Offshore Management, Ltd. provides AIG Ltd. and AIC Ltd. certain management, administrative and operations services under the direction of the AIG Ltd.'s Board of Directors pursuant to an agreement. The agreement may be terminated by either party on December 31 of each year within a period not exceeding ninety days and no less than 60 days prior written notice.

     Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $132,067 in 1999, $114,200 in 1998 and $140,025 in 1997.

     AIG implemented Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities", in the first quarter of 1999. Previously, AIG had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the cost of start-up activities that were previously capitalized in order to determine their cumulative effect. Cumulative adjustment necessary for application of SOP 98-5, amount $234,000 ($0.70) is included in net income for the twelve months ended December 31, 1999. Earnings per share before cumulative effect of deferred charges was $(3.62).

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

10.  INCOME TAXES

     As at December 2, 1999 AIIG and AIIC transferred all assets and liabilities to AIG Ltd. and AIC Ltd . respectively (see Note 2). Following the exchange, AIIG and AIC were liquidated.

     Prior to the liquidation, United States deferred federal income taxes arose from temporary differences between the valuation of assets and liabilities as determined for financial reporting and tax purposes. Such temporary differences relate principally to unrealized gains and losses on investments, discounting of loss reserves, recognition of unearned premiums and deferred policy acquisition costs. At the date of the liquidation, remaining deferred United States federal income taxes assets of $596,028 were then written off to income. Significant permanent differences between book and taxable income include nontaxable municipal bond income, the dividends received deduction, and recovery of capital losses in excess of gains relating to a prior year.

     The components of the provision for income tax are as follows:


                                      1999        1998       1997
                                  ------------  ---------  ---------

     Federal income tax
       Current tax (benefit)       $   572,376   $(46,149)  $340,875
       Deferred tax (benefit)       (1,248,693)   267,793       (600)
                                  ------------  ---------  ---------
     Total federal income tax          676,317    221,644    340,275
     State income tax (benefit)              -    (18,914)         -
                                  ------------  ---------  ---------
     Provision for income tax      $   676,317   $202,730   $340,275
                                  ============  ========== =========

     A reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                                  1999         1998        1997
                                               -----------  ----------  ----------
     Income tax at federal statutory rate       $(258,980)  $ 429,848   $ 619,687
     Effect of tax exempt investment income      (123,005)   (232,523)   (164,154)
     State income taxes                                 -     (18,914)          -
     Gain on portfolio transfer                   817,418           -           -
     Net operating loss carryforward              259,401           -           -
     Other                                        (18,517)     24,319    (115,258)
                                               -----------  ----------  ----------
     Totals                                     $ 676,317   $ 202,730   $ 340,275
                                               ===========  ==========  ==========

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

10.  INCOME TAXES (cont'd)

     The composition of the net deferred tax asset was as follows at December 31, 1998:


                                            1999         1998

     Loss reserve discount                $   -      $1,334,649
     Unearned premiums                        -         232,264
     Deferred policy acquisition costs        -        (330,977)
     Unrealized gain on investments           -        (596,027)
     Capital loss carryforward                -          12,757
                                          -----      ----------
                                          $   -         652,666
                                          =====      ==========

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires disclosure of the amount of income tax expenses or benefits allocated to each component of "other comprehensive income". The following table summarizes the changes in "accumulated other comprehensive income" and the related tax benefit of the years ended December 31, 1999 and 1998.


     December 31, 1999                                    Before            Tax              Net
                                                           tax             effect           of tax
                                                           ---             ------           ------
     Net unrealized holding (loss) gains
     arising during the period                          $(1,066,108)      $       -       $(1,066,108)

     Less: reclassification adjustment for gains and
     loss included in net (loss) gains                     (634,614)       (101,760)         (532,854)
                                                       ------------    ------------    --------------
                                                        $(1,269,702)      $(101,760)      $(1,598,962)
                                                       ============    ============    ==============
     December 31, 1998

     Net unrealized holding (loss) gains
     arising during the period                          $   385,833       $  62,562       $   323,271

     Less: reclassification adjustment for gains and
     loss included in net (loss) gains                     (218,226)        (34,992)         (183,234)
                                                       ------------    ------------    --------------
                                                        $   167,607       $  27,570       $   140,037
                                                       ============    ============    ==============

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (expressed in U.S. dollars)

10.  INCOME TAXES (cont'd)

     Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

12.  DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

     Under Companies' Bermuda law, AIG Ltd. is prohibited from declaring or paying a dividend at December 31, 1999 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($28,693,342), issued share capital ($331,771) and share premium (additional paid-in capital in the amount of $11,322,139) accounts. As at December 31, 1999, $6,955,909 was available to stockholders.

     AIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG Ltd is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 1999 these requirements have been met. The minimum required statutory capital and surplus was $2,436,281 and actual statutory capital and surplus was $17,449,018 at December 31, 1999. The minimum required level of liquid assets was $20,545,481 and actual liquid assets were $44,812,394 at December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AmerInst Insurance Group, Ltd

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 1999 and for the year then ended and have issued our report thereon dated March 8, 2000; such financial statements and report are included on page 17 of this Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index on page 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

DELOITTE & TOUCHE

Hamilton, Bermuda
March 8, 2000

AMERINST INSURANCE GROUP, INC. (PARENT)

REINSURANCE--SCHEDULE IV



Year Ended        Column A         Column B   Column C   Column D   Column E   Column F
----------        --------         --------   --------   --------   --------   -------
                                                                              % Assumed
                                   Gross       Ceded to   Assumed      Net      To Net
                   Line of        Premium        Other    Premiums   Premiums   Premiums
                   Business       Written      Companies   Written    Written    Written
                   --------       --------     ---------  ---------  ---------  ---------
12/31/99          Professional
                   Liability          -        182,959    5,847,122  6,030,081      96.9%
12/31/98          Professional
                   Liability          -        131,250    6,377,225  6,508,475      97.9%
12/31/97          Professional
                   Liability          -        720,298    5,797,076  6,517,374      88.9%
12/31/96          Professional
                   Liability          -        693,976    4,740,977  5,434,953      87.2%



Note: For description on the insurance program and further detail on ceded premium adjustments and assumed premiums written and earned--see Note 8 of the audited financial statements.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                   AMERINST INSURANCE GROUP, LTD.
       __________________

                                            By: /s/ Bruce Fenton
                                               --------------------------------
                                               Bruce Fenton, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.


   Signature                     Title                             Date
   ---------                     -----                             ----

 /s/ Bruce Fenton              President and Director           March 30, 2000
----------------------          (Principal Executive Officer)
Bruce Fenton

/s/ Janice Witkowski           Vice-President, Treasurer        March 30, 2000
----------------------          and Director
Janice Witkowski                (Principal Financial and
                                 Accounting Officer)

 /s/ Ronald S. Katch           Director and Chairman            March 30, 2000
----------------------           of the Board
Ronald S. Katch

 /s/ Bruce W. Breitweiser      Director and Vice-Chairman       March 30, 2000
-------------------------        of the Board
Bruce W. Breitweiser

 /s/ Jerome A. Harris          Secretary and Director           March 30, 2000
------------------------
Jerome A. Harris

 /s/ David N. Thompson         Asst. Secretary and Director     March 30, 2000
________________________
David N. Thompson

/s/ Irvin F. Diamond           Director                         March 30, 2000
________________________
Irvin F. Diamond

/s/ Jeffry I. Gillman          Director                         March 30, 2000
________________________
Jeffry I. Gillman

/s/ Jerrell A. Atkinson        Director                         March 30, 2000
________________________
Jerrell A. Atkinson

                               INDEX TO EXHIBITS
                         YEAR ENDED DECEMBER 31, 1999


Exhibit
Number    Description
------    -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit
          3(ii) above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (filed herewith)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) and Addenda to Management Agreement dated July 1, 1998 (10)
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company and AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (filed herewith)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (filed herewith)
16        Letter regarding change in Certifying Accountant (1)
21        Subsidiaries of the Registrant (1)
23        Consent of Independent Accountants (filed herewith)
27        Financial Data Schedules (filed herewith)
----------------------------

(1) Filed with the Company's Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.

(2) Filed with AIIG's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3) Filed with AIIG's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4) Filed with AIIG's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(6) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

AMERINST INSURANCE GROUP, INC.

(8) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(9) Filed with AIIG's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(10) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.