Form 10-Q
period 2000-06-30
AMERINST INSURANCE GROUP LTD
filed 2000-08-14
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

     For the Quarterly period ended June 30, 2000.

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

     For the transition period from ____________________ to ___________________.

                       Commission file number 000-28249

                        AMERINST INSURANCE GROUP, LTD.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            BERMUDA                                       98-020-7447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                    C/O USA Offshore Management, Limited,
                   No. 2 Reid Street, Hamilton, Bermuda HM11
    (Address of Principal Executive Offices)                     (Zip Code)

                                (441) 295-3952
              Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                        Number outstanding
                 Class                                  as of August 10, 2000
                 -----                                  ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                 330,770

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                               As of         As of
                                                              June 30,     December 31,
ASSETS                                                          2000          1999
                                                            -----------    -----------
INVESTMENTS
 Fixed maturity investments, at market value.............   $35,880,799    $30,896,604
 Equity securities, at market value......................     8,423,473      8,384,653
                                                            -----------    -----------
  TOTAL INVESTMENTS......................................    44,304,272     39,281,257

 Cash and cash equivalents...............................       602,537      5,127,555
 Assumed reinsurance premiums receivable.................       119,806             --
 Reinsurance balances recoverable........................       674,223        674,223
 Fund deposit with a reinsurer...........................       108,000        108,000
 Accrued investment income...............................       537,270        487,842
 Deferred policy acquisition costs.......................       747,148        871,362
 Federal income taxes receivable.........................       672,335        672,335
 Prepaid expenses and other assets.......................        54,825         80,587
                                                            -----------    -----------

  TOTAL ASSETS...........................................   $47,820,416    $47,303,161
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses..............   $27,172,519    $25,037,029
 Unearned premiums.......................................     2,621,571      3,057,408
 Reinsurance balances payable............................            --         96,108
 Federal income taxes payable............................            --             --
 Accrued expenses and other liabilities..................       642,586        502,797
                                                            -----------    -----------

  TOTAL LIABILITIES......................................    30,436,676     28,693,342
                                                            -----------    -----------

SHAREHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares authorized,
  1999 $1 par value, 500,000 shares authorized:
   2000: 330,770 issued and outstanding
   1999: 331,751 issued and outstanding..................       330,770        331,751
 Additional paid-in capital..............................     6,759,999      6,801,870
 Retained earnings.......................................    10,404,190     11,322,139
 Accumulated other comprehensive income..................      (111,219)       154,059
                                                            -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY.............................    17,383,740     18,609,819
                                                            -----------    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $47,820,416    $47,303,161
                                                            ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                                                  (Predecessor)                 (Predecessor)
                                                                    Six Months      Six Months   Three Months    Three Months
                                                                      Ended           Ended         Ended            Ended
                                                                  June 30, 2000  June 30, 1999  June 30, 2000   June 30, 1999
                                                                  -------------  -------------  -------------   -------------
Revenue

 Premiums earned..............................................     $ 3,312,596    $ 3,445,317   $ 1,652,438      $ 1,617,479
 Net investment income........................................       1,128,663      1,090,934       505,089          549,884
 Net realized capital gain....................................         324,691        274,386        36,512           30,988
                                                                   -----------    -----------   -----------      -----------

    Total Revenue.............................................       4,765,950      4,810,637     2,194,039        2,198,351

Losses And Expenses
 Losses and loss adjustment expenses..........................       3,643,855      3,473,412     1,817,685        1,645,574
 Commissions expense..........................................         944,162        992,426       471,016          468,925
 Other operating and management expenses......................         646,323        465,550       357,021          204,426
                                                                   -----------    -----------   -----------      -----------

    Total Losses And Expenses.................................       5,234,340      4,931,388     2,645,722        2,318,925
Income (loss) before income taxes.............................        (468,390)      (120,751)     (451,683)        (120,574)
 Provision for income tax expense (benefit)...................              --        (44,462)           --          (85,636)
                                                                    ----------    -----------   -----------      -----------
Income (loss) before cumulative effect of a
   change in accounting principle.............................        (468,390)       (76,289)     (451,683)         (34,938)
Cumulative effect on prior years of retroactive
   application of new statement of position,
   net of tax.................................................              --       (154,466)           --               --
                                                                   -----------    -----------   -----------      -----------

Net Loss......................................................     $  (468,390)   $  (230,755)  $  (451,683)     $   (34,938)

Other Comprehensive Income, Net Of Tax
   Net unrealized holding gain (loss)
    arising during the period.................................          59,413        (76,640)     (452,773)         158,906
   Less:  reclassification adjustment for gains
    included in net income....................................        (324,691)      (181,095)      (36,512)         (20,452)
                                                                   -----------    -----------   -----------      -----------

 Other Comprehensive Income(loss), Net Of Tax.................        (265,278)      (257,735)     (416,261)         138,454
                                                                   -----------    -----------   -----------      -----------

Comprehensive Income (Loss)...................................     $  (733,668)   $  (488,490)  $  (867,944)     $   103,516
                                                                   ===========    ===========   ===========      ===========

Retained Earnings, Beginning Of Period........................     $11,322,139    $13,636,875   $11,088,957      $13,220,168
Net income (loss).............................................        (468,390)      (230,755)     (451,683)         (34,938)
Dividends paid................................................        (431,231)      (431,887)     (215,615)        (215,904)
Excess of purchase price on stock redemptions.................         (18,328)        (8,776)      (17,469)          (3,869)
                                                                   -----------    -----------   -----------      -----------

Retained Earnings, End Of Period..............................     $10,404,190    $12,965,457   $10,404,190      $12,965,457
                                                                   ===========    ===========   ===========      ===========

Per share amounts Income (loss) before cumulative effect
  of a change in accounting principle.........................           (1.42)          (.23)        (1.36)            (.11)
  Cumulative effect on prior years of retroactive
  application of new statement of position, net of tax........                           (.46)
                                                                   -----------    -----------   -----------      -----------

Net earnings (loss) per share.................................     $     (1.42)   $      (.69)  $     (1.36)     $      .(11)
                                                                   ===========    ===========   ===========      ===========

Dividends paid................................................     $      1.30    $      1.30   $       .65      $       .65
                                                                   ===========    ===========   ===========      ===========

 Weighted average number of shares
  outstanding for the entire period...........................         330,770        332,252       330,770          332,154
                                                                   ===========    ===========   ===========      ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              (Predecessor)
                                                                            Six Months        Six Months
                                                                               Ended              Ended
                                                                             June 30,           June 30,
                                                                               2000               1999
                                                                           ------------        -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities...........................       $   (596,395)       $ 2,328,842
                                                                           ------------        -----------
INVESTING ACTIVITIES
 Purchases of investments...........................................        (19,868,152)        (5,053,106)
 Proceeds from sales and maturities of investments..................         16,413,612          4,377,685
                                                                           ------------        -----------
Net Cash Used by Investing Activities...............................         (3,454,540)          (675,421)
                                                                           ------------        -----------
FINANCING ACTIVITIES
 Redemption of shares...............................................            (42,852)           (18,376)
 Dividends paid.....................................................           (431,231)          (431,887)
                                                                           ------------        -----------
Net Cash Used by Financing Activities...............................           (474,083)          (450,263)
                                                                           ------------        -----------
INCREASE (DECREASE) IN CASH.........................................       $ (4,525,018)       $ 1,203,158
                                                                           ============        ===========

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) June 30, 2000

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. ("AIG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1999 and notes thereto, included in the Registrant's annual report as of that date. Prior to December 2, 1999, the Company operated as AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG" or the "Predecessor"). See "Redomestication and Restructuring." Results reported herein for the six and three months ended June 30, 1999 are results of the Predecessor for such period.


Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 2000 to three months ended June 30, 1999:

A net loss of $(451,683) was recorded for the second quarter of 2000 in comparison to a net loss of $(34,938) for the same period of 1999. The increased net loss is primarily due to an increase in incurred losses, an increase in the other operating and management expenses for costs incurred in Bermuda, and the income tax benefit recognized by the predecessor company in 1999. Earned premiums for the second quarter of 2000 amounted to $1,652,438 as compared to $1,617,479 for the second quarter of 1999, an increase of $34,959 or 1.8%. Premiums written for the three months ended June 30, 2000 were $1,036,007, which is consistent with the 1999 comparative written premium of $1,074,953. Premiums earned increased, despite the minimal reduction of premiums written, due to the timing of policies written.


The loss ratio for the second quarter of 2000 was 110% as compared to 101% for the same period of 1999. The loss ratio of 110% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the second quarter of 2000 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 1999 was 105%. The ratio calculated using only losses and loss adjustment expenses incurred for 1999 (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 149% at December 31, 1999.

AMERINST INSURANCE GROUP, LTD.

Policy acquisition costs of $471,016 were expensed in the second quarter of 2000 as compared to $468,925 for the same period of 1999, an increase of $2,091 or 0.5%. Such costs as a percentage of premiums earned are 28.5% and 28.9% for the quarters ended June 30, 2000 and 1999, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(993,284)for the second quarter of 2000 as compared to $(701,446) for the same period of 1999, an increase of $291,838 or 41.6%. The increase is due to the higher ultimate loss ratio and operating expenses. Investment yield for the second quarter of 2000 was 4.8%, consisting of interest and dividend income, and represents a decrease from the 5.0% return earned in the second quarter of 1999 and the 4.9% return earned throughout the rest of 1999. Sales of securities during the second quarter of 2000 resulted in realized capital gains of $36,512, as compared to gains of $30,988 in the second quarter of 1999. Gains recorded in the second quarter of 2000 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2000 compared to six months ended June 30, 1999:

Net loss increased by $237,635 from $ (230,755) for the six months ended June 30, 1999 to $ (468,390) for the six months ended June 30, 2000. The increased net loss is due to the increase in the incurred loss ratio, as well as other operating and management expenses. Sales of securities during the six months ended June 30, 2000 resulted in realized capital gains of $324,691 as compared to $274,386 in the same period of 1999. Gains recorded in 2000 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through June 30, 2000 was $1,128,663 compared to $1,090,934 for the same period of 1999. Investment yield for the six months period was approximately 4.8% as compared to 4.9% for the first six months of 1999.

Earned premiums for the first six months of 2000 amounted to $3,312,596 as compared to $3,445,317 for 1999. The change of $132,721 represents a 4% decrease. The decrease in earned premiums is attributable to the fluctuation of effective dates of policies written in the comparative periods. Premiums written in the six months ended June 30, 2000 were $2,876,758 as compared to $2,649,211 for the same period in 1999, an increase of $227,547 or 8.5%. The increase is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first six months of 2000 was 110% as compared to 101% for the same period of 1999. The loss ratio of 110% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums

AMERINST INSURANCE GROUP, LTD.

assumed and earned. Losses incurred through June 30, 2000 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate.

Policy acquisition costs of $944,162 were expensed in the first six months of 2000 as compared to $992,426 for the same period of 1999, an increase of 4.8%. Such costs as a percentage of premiums earned are 28.5% and 28.8% for the six-month periods ended June 30, 2000 and 1999, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements.

These fluctuations combined to result in a net underwriting loss of $(1,921,744) for the six month period as compared to $(1,486,071) for the same period in 1999, an increase of $435,673 or 29.3%. The less favorable underwriting results in 2000 are due to the loss ratio of 110% in 2000, compared to 101% in 1999, as well as an increase in the operating and management expenses incurred in Bermuda.

The Predecessor implemented Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", in the first quarter of 1999. With the adoption of SOP 98-5, the Predecessor expensed certain start-up costs associated with the redomestication as incurred (see discussion detailing the redomestication below). Previously, the Predecessor had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the costs of start-up activities that were previously capitalized in order to determine their cumulative effect. The effect of the change for the six months ended June 30, 1999 was to decrease income before cumulative effect of a change in accounting principle by $29,722 (or $0.09 per share.) The adjustment necessary for retroactive application of SOP 98-5, amounting to $154,466 (net of tax), is included in net income for the six months ended June 30, 1999.


FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2000, total invested assets amounted to $44,304,272, an increase of $5,023,015 or 12.7% from $39,281,257 at December 31, 1999. Cash balances decreased from $5,127,555 at December 31, 1999 to $602,537 at June 30, 2000, a
decrease of $4,525,018, or 88.2%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at June 30, 2000 was .94:1, compared to a ratio of .92:1 at June 30, 1999.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. Reinsurance balances payable represents current losses payable to the reinsurer. Beginning with the December 31, 1999 financial statements, these balances are presented on a net basis. At December 31, 1999, the balance was a net payable of $96,108 and at June 30, 2000, the balance was a net receivable of $119,806, an increase of $215,914. The net balance fluctuates due to timing of renewal premiums written, as well as remittances and receipts.

AMERINST INSURANCE GROUP, LTD.

On June 1, 2000, the Board of Directors of the Company's subsidiary, Amerinst Investment Company Ltd. ("Investco"), which holds the Company's investment portfolio, authorized Investco to spend up to $1 million to repurchase outstanding Common Shares of the Company. Any such repurchases would be effected through privately negotiated transactions and would be in addition to Investco's continuing the Company's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting.

The Registrant paid its twentieth consecutive quarterly dividend of $0.65 per share during the second quarter of 2000.


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

The primary purpose of AIIG and its subsidiary, AmerInst Insurance Company, an Illinois corporation ("AIIC"), had been to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing, and availability of accountant's professional liability insurance. AIIC's sole business activity was to act as a reinsurer of professional liability insurance policies that are issued under the AICPA Plan.

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

AMERINST INSURANCE GROUP, LTD.

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 1, 2000, the Company held its Annual General Meeting of Shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1. the proposal to elect Ronald S. Katch, Bruce W. Breitweiser and Paul Bailie as directors of the Company to serve for a term expiring at the 2003 Annual General Meeting of Shareholders; and

2. the proposal to appoint Deloitte & Touche as the Company's independent auditors.

The following table provides the number of votes cast for or against, as well as the number of abstentions, as to each matter submitted to a vote of stockholders at the meeting.

Matter                                   For        Against      Abstain
------                                   ---        -------      -------
Election of each of the following
individuals as directors of the
Company:
  Ronald S. Katch                      125,001            --       7,534
  Bruce W. Breitweiser                 124,464            --       8,071
  Paul Bailie                          124,672            --       7,863

Appointment of Deloitte & Touche
as the Company's independent auditors  119,225        10,192       3,118
                                       -------        ------       -----


Part II, Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index to Exhibits immediately following the signature page.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                                     AMERINST INSURANCE GROUP, LTD.
                                     ------------------------------
                                               (Registrant)



August 14, 2000    /s/ Richard Lowther
                --------------------------------
                Richard Lowther
                (Vice President and Chief Financial Officer,
                duly authorized to sign this Report in such
                capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended June 30, 2000


Exhibit
Number    Description
------    -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (filed herewith) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (filed herewith).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
          10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
16        Letter regarding change in Certifying Accountant (1)
21        Subsidiaries of the Registrant (1)
23        Consent of Independent Accountants (11)
27        Financial Data Schedule (filed herewith)
--------------------------

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