Form 10-Q
period 2000-09-30
AMERINST INSURANCE GROUP LTD
filed 2000-11-14
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.


              For the Quarterly period ended September 30, 2000.


[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.


       For the transition period from _______________ to _______________.


                       Commission file number 000-28249



                        AMERINST INSURANCE GROUP, LTD.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                 BERMUDA                               98-020-7447
     (State or other jurisdiction of                (I.R.S. Employer
      or Organization) Incorporation               Identification No.)


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

                             [X] YES       [_] NO


Number of shares of common stock outstanding:

                                                     Number outstanding
                      Class                        as of November 10, 2000
                      -----                        -----------------------
     COMMON SHARES, PAR VALUE $1.00 PER SHARE              329,060

Part I, Item 1

     A review of the Condensed Consolidated Financial Statements included herein was not completed by the Company's independent public accountant prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. The Company will file an amendment to this Form 10-Q as soon as practicable after its independent public accountant has completed the required review.


                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            (Unaudited)
                                                               As of          As of
                                                              Sept 30,     December 31,
ASSETS                                                          2000          1999
                                                            -----------    -----------
INVESTMENTS
 Fixed maturity investments, at market value..............  $30,403,322    $30,896,604
 Equity securities, at market value.......................   14,425,464      8,384,653
                                                            -----------    -----------
  TOTAL INVESTMENTS.......................................   44,828,786     39,281,257

 Cash and cash equivalents................................    1,466,870      5,127,555
 Assumed reinsurance premiums receivable..................      411,195             --
 Reinsurance balances recoverable.........................      674,223        674,223
 Fund deposit with a reinsurer............................      108,000        108,000
 Accrued investment income................................      333,243        487,842
 Deferred policy acquisition costs........................      788,739        871,362
 Federal income taxes receivable..........................      672,335        672,335
 Prepaid expenses and other assets........................       45,635         80,587
                                                            -----------    -----------

  TOTAL ASSETS............................................  $49,329,026    $47,303,161
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses...............  $28,131,665    $25,037,029
 Unearned premiums........................................    2,767,505      3,057,408
 Reinsurance balances payable.............................           --         96,108
 Federal income taxes payable.............................           --             --
 Accrued expenses and other liabilities...................      603,380        502,797
                                                            -----------    -----------

  TOTAL LIABILITIES.......................................   31,502,550     28,693,342
                                                            -----------    -----------

SHAREHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares authorized,
  1999 $1 par value, 500,000 shares authorized:
   2000: 329,060 issued and outstanding
   1999: 331,751 issued and outstanding...................      329,060        331,751
 Additional paid-in capital...............................    6,689,753      6,801,870
 Retained earnings........................................    9,974,968     11,322,139
 Accumulated other comprehensive income...................      832,695        154,059
                                                            -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY..............................   17,826,476     18,609,819
                                                            -----------    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $49,329,026    $47,303,161
                                                            ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

          AMERINST INSURANCE GROUP, LTD.
         CONDENSED CONSOLIDATED STATEMENTS OF
          OPERATIONS AND RETAINED EARNINGS
               (Unaudited)



                                                   (Predecessor)                      (Predecessor)
                                   Nine Months      Nine Months      Three Months     Three Months
                                      Ended            Ended             Ended            Ended
                                  Sept 30, 2000    Sept 30, 1999     Sept 30, 2000    Sept 30, 1999
                                  -------------    -------------     -------------    -------------
Revenue

 Premiums earned.............      $ 4,808,861       $ 5,018,760      $ 1,496,264      $ 1,573,443
 Net investment income.......        1,742,837         1,667,582          614,174          576,648
 Net realized capital gain...          363,170           473,922           38,479          199,536
                                   -----------       -----------      -----------      -----------

   Total Revenue.............        6,914,868         7,160,264        2,148,917        2,349,627

Losses And Expenses
 Losses and loss adjustment
  expenses...................        5,289,341         5,046,855        1,645,486        1,573,443
 Commissions expense.........        1,370,596         1,440,857          426,435          448,431
 Other operating and
  management expenses........          959,660         1,058,884          313,337          593,334
                                   -----------       -----------      -----------      -----------

   Total Losses And Expenses.        7,619,597         7,546,596        2,385,258        2,615,208
Income (loss) before income
 taxes......................          (704,729)         (386,332)        (236,341)        (265,581)
 Provision for income tax
  expense (benefit)..........           (4,404)         (150,677)          (4,404)        (106,216)
                                   -----------       -----------      -----------      -----------
Income (loss) before
 cumulative effect of a
 change in accounting
  principle.................         (700,325)         (235,655)        (231,937)        (159,365)
Cumulative effect on prior
 years of retroactive
 application of new
 statement of position,
 net of tax.................               --          (154,466)              --               --
                                  -----------       -----------      -----------      -----------

Net Loss....................      $  (700,325)      $  (390,121)     $  (231,937)     $  (159,365)

Other Comprehensive Income,
 Net Of Tax
 Net unrealized holding
  gain (loss) arising
  during the period.........        1,041,533            (2,537)         982,393         (991,645)
 Less:  reclassification
  adjustment for gains
  included in net income....         (363,170)         (312,789)         (38,479)        (131,694)
                                  -----------       -----------      -----------      -----------

Other Comprehensive
 Income(loss), Net Of Tax...          678,363          (315,326)         943,914       (1,123,339)


Comprehensive Income (Loss).      $   (21,962)      $  (705,447)     $   711,977      $(1,282,704)
                                  ===========       ===========      ===========      ===========

Retained Earnings,
 Beginning Of Period........      $11,322,139       $13,636,875      $10,404,190      $12,965,457
Net income (loss)...........         (700,325)         (390,121)        (231,937)        (159,366)
Dividends paid..............         (646,846)         (647,747)        (215,615)        (215,860)
Excess of purchase price on
 stock redemptions..........               --            (9,183)          18,330             (407)
                                  -----------       -----------      -----------      -----------

Retained Earnings, End Of
 Period.....................      $ 9,974,968       $12,589,824      $ 9,974,968      $12,589,824
                                  ===========       ===========      ===========      ===========

Per share amounts Income
 (loss) before cumulative
 effect of a change in
 accounting principle......             (2.13)             (.71)            (.70)            (.48)
 Cumulative effect on prior
  years of retroactive
  application of new
  statement of position,
  net of tax...............                                (.46)
                                  -----------       -----------      -----------      -----------

Net earnings (loss) per
 share.....................       $     (2.13)      $     (1.17)     $      (.70)     $      (.48)
                                  ===========       ===========      ===========      ===========

Dividends paid.............       $      1.95       $      1.95      $       .65      $       .65
                                  ===========       ===========      ===========      ===========

 Weighted average number of
  shares outstanding for
  the entire period........           329,060           332,203          329,060          332,108
                                  ===========       ===========      ===========      ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    (Predecessor)
                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                       Sept 30,       Sept 30,
                                                         2000           1999
                                                     ------------   ------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities..........  $    528,283   $  1,471,803
                                                     ------------   ------------
INVESTING ACTIVITIES
Purchases of investments...........................   (43,400,375)   (15,139,988)
Proceeds from sales and maturities of investments..    39,858,253     18,971,985
                                                     ------------   ------------
Net Cash Used by Investing Activities..............    (3,542,122)     3,831,997
                                                     ------------   ------------
FINANCING ACTIVITIES
Redemption of shares...............................            --        (19,358)
Dividends paid.....................................      (646,846)      (647,747)
                                                     ------------   ------------
Net Cash Used by Financing Activities..............      (646,846)      (667,105)
                                                     ------------   ------------
INCREASE (DECREASE) IN CASH........................  $ (3,660,685)  $  4,636,695
                                                     ============   ============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) June 30, 2000 Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. ("AIG" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 1999 and notes thereto, included in the Registrant's annual report as of that date. Prior to December 2, 1999, the Company operated as AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG" or the "Predecessor"). See "Redomestication and Restructuring." Results reported herein for the nine and three months ended September 30, 1999 are results of the Predecessor for such period.

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

A net loss of $(231,937) was recorded for the third quarter of 2000 in comparison to a net loss of $(159,365) for the same period of 1999, an increase of $72,572. The increased net loss is primarily due to an increase in incurred losses and the income tax benefit recognized by the predecessor company in 1999. Earned premiums for the third quarter of 2000 amounted to $1,496,264 as compared to $1,573,443 for the third quarter of 1999, a decrease of $77,179 or 4.9%, which is due to the timing of policies written and reporting by CNA. Premiums written for the three months ended September 30, 2000 were $1,642,199, which is a decrease of $147,780 or 8.2% to the 1999 comparative written premium of $1,789,979. Premiums earned decreased due to the decrease in premiums written.


The loss ratio for the third quarter of 2000 was 110% as compared to 100% for the same period of 1999. The loss ratio of 110% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the third quarter of 2000 do not reflect any development of prior year reserves. The Predecessor's and the Company's overall loss ratio for the year ended December 31, 1999 was 105%. The ratio calculated using only losses and loss adjustment expenses incurred for 1999 (excluding the effects of favorable development and excluding reductions to retrocession premiums) was 149% at December 31, 1999.

AMERINST INSURANCE GROUP, LTD.

Policy acquisition costs of $426,435 were expensed in the third quarter of 2000 as compared to $448,431 for the same period of 1999, a decrease of $21,996 or 4.7%. Such costs as a percentage of premiums earned are 28.5% and 28.5% for the quarters ended September 30, 2000 and 1999, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(888,994)for the third quarter of 2000 as compared to a loss of $(1,041,765) for the same period of 1999, a decrease of $152,771 or 14.7%. The decrease is due to the higher ultimate loss ratio, offset by the reduced operating expenses. Investment yield for the third quarter of 2000 was 5.2%, consisting of interest and dividend income, and represents a slight increase from the 5.1% return earned in the third quarter of 1999 and the 4.9% return earned throughout the rest of 1999. Sales of securities during the third quarter of 2000 resulted in realized capital gains of $38,479, as compared to gains of $199,536 in the third quarter of 1999. Gains recorded in the third quarter of 2000 primarily related to sales of bonds. Proceeds from these sales were subsequently reinvested in other securities.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

Net loss before cumulative effect of a change in accounting principle increased by $464,670 from $(235,655) for the nine months ended September 30, 1999 to $(700,325) for the nine months ended September 30, 2000. The increased net loss before cumulative effect of a change in accounting principle is due to the increase in the incurred loss ratio, and a decrease in total revenue. Sales of securities during the nine months ended September 30, 2000 resulted in realized capital gains of $363,170 as compared to $473,922 in the same period of 1999. Gains recorded in 2000 primarily related to sales of bonds, which were reinvested in other securities. Net investment income through September 30, 2000 was $1,742,837 compared to $1,667,582 for the same period of 1999. Investment yield for the nine month period was approximately 4.8%, as compared to 5.0% for the first nine months of 1999.

Earned premiums for the first nine months of 2000 amounted to $4,808,861, as compared to $5,018,760 for 1999. The change of $209,899 represents a 4.2% decrease. The decrease in earned premiums is attributable to the fluctuation of effective dates of policies written in the comparative periods. Premiums written in the nine months ended September 30, 2000 were $4,518,957, as compared to $4,439,190 for the same period in 1999, an increase of $79,767, or 1.7%. The increase is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first nine months of 2000 was 110% as compared to 101% for the same period of 1999. The loss ratio of 110% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary to apply to current premiums

AMERINST INSURANCE GROUP, LTD.

assumed and earned. Losses incurred through September 30, 2000 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate.

Policy acquisition costs of $1,370,596 were expensed in the first nine months of 2000 as compared to $1,440,857 for the same period of 1999, a decrease of $70,261, or 4.9%. Such costs as a percentage of premiums earned are 28.5% and 28.7% for the nine-month periods ended September 30, 2000 and 1999, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements. These fluctuations combined to result in a net underwriting loss of $(2,810,736) for the nine month period as compared to $(2,762,276) for the same period in 1999, an increase of $48,460 or 1.7%. The net underwriting loss in the prior year included a pre-tax adjustment of $234,440 in connection with the implementation of SOP 98-5 as described in the next paragraph. The less favorable underwriting results in 2000 are due to the loss ratio of 110% in 2000, compared to 101% in 1999, less the decrease in operating and management expenses.

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


FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2000, total invested assets amounted to $44,828,786, an increase of $5,547,529 or 14.1% from $39,281,257 at December 31, 1999. Cash balances decreased from $5,127,555 at December 31, 1999 to $1,466,870 at September 30, 2000, a decrease of $3,660,685 or 71.4%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at September 30, 2000 was .94:1, compared to a ratio of .94:1 at September 30, 1999.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. Reinsurance balances payable represents current losses payable to the reinsurer. Beginning with the December 31, 1999 financial statements, these balances are presented on a net basis. At December 31, 1999, the balance was a net payable of $96,108 and at September 30, 2000, the balance was a net receivable of $411,195, an increase of $507,303. The net balance fluctuates due to timing of renewal premiums written, as well as remittances and receipts.

AMERINST INSURANCE GROUP, LTD.

On June 1, 2000, the Board of Directors of the Company's subsidiary, AmerInst Investment Company Ltd. ("Investco"), which holds the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases will be effected through privately negotiated transactions and would be in addition to Investco's continuing the Company's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. To date, Investco has purchased 4,044 Common Shares for an aggregate purchase price of $59,095.20. The Registrant paid its twenty-first consecutive quarterly dividend of $0.65 per share during the third quarter of 2000.

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

AMERINST INSURANCE GROUP, LTD.

Part I, Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that an acceptable amount is included in the yield to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level of volatility of interest rates on market values of investment holdings. The Company does not hold or issue significant derivative financial instruments for trading or speculative purposes.

a)  Interest Rate Risk.

Interest rate risk results from the Company's holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level of volatility of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer's credit rating. To manage its exposure to interest rate risk the Company attempts to select investments with characteristics that match the characteristics of the related insurance liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

b)  Foreign Exchange Risk.

The Company only invests in U.S. dollar denominated financial instruments and does not believe it has any exposure to Foreign Exchange Risk.

c)  Equity Price Risk

Equity price risk arises from fluctuations in the value of securities held. Changes in the level or volatility of equity prices affect the value of equity securities held by the Company. Management does not believe the Company is exposed to a material risk from changes in equity prices due to its limited investment in equity securities.

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at September 30, 2000 and December 31, 1999 respectively.

                                      Market Value  Market Value
                                       09/30/2000     12/31/99
                                       -----------   -----------
Fixed Income Portfolio
----------------------
Due in 1 year or less                  $   750,000   $   500,000
Due after 1 year through 5 years         4,139,015     4,030,303
Due after 5 years through 10 years       3,892,796     3,786,193
Due after ten years                              0       119,889
                                       -----------   -----------
            Sub-total                  $ 8,781,811   $ 8,436,385
Mortgage backed securities and
  Obligations of U.S. government
  Corporations and agencies            $21,621,511   $22,460,219
                                       -----------   -----------

          Total                        $30,403,322   $30,896,604
                                       ===========   ===========

Total Equities                         $14,425,464   $ 8,384,653
                                       ===========   ===========


Part II, Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  See Index to Exhibits immediately following the signature page.

  (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                     AMERINST INSURANCE GROUP, LTD.
                                     ------------------------------
                                              (Registrant)



November 14, 2000    /s/ Richard Lowther
                     --------------------------------
                     Richard Lowther
                     (Vice President and Chief Financial Officer,
                     duly authorized to sign this Report in such
                     capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended September 30, 2000


Exhibit
Number    Description
------    -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
          10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
23        Consent of Independent Accountants (11)
27        Financial Data Schedule (filed herewith)
--------------------------

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

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(12) Filed with AIIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.