Form 10-K405
period 2000-12-31
AMERINST INSURANCE GROUP LTD
filed 2001-04-02
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]         Annual report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000.

[_]        Transition report pursuant to section 13 or 15 (d) of the
                       Securities Exchange Act of 1934.

              For the transition period from _______ to ________.

                       Commission file number 000-28249

                               ________________

                        AMERINST INSURANCE GROUP, LTD.
            (Exact Name of Registrant as Specified in its Charter)

           BERMUDA                                             98-020-7447
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

c/o USA Offshore Management, Limited,
The Vallis Building,
58 Par-la-Ville Road,
PO Box HM 1838, Hamilton HMHX, Bermuda
(Address of Principal Executive Offices)                       (Zip Code)

     Registrant's telephone number, including area code:   (441) 294-4513

      Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:
                   COMMON SHARES, PAR VALUE $1.00 PER SHARE
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              [x]  YES    [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the common stock held by non-affiliates of the Registrant as of March 15, 2001 was $18,975,152.*

Number of common shares, $1.00 par value per share, outstanding as of March 15, 2001 was 321,958.


*based on book value as of December 31, 2000.

                                    PART I

Item 1.  Business

General

     AmerInst Insurance Group, Ltd. ("AIG" or the "Company") was formed under the laws of Bermuda on July 16, 1998. AIG's principal offices are located at The Vallis Building, 58 Par-la-Ville Road, PO Box HM 1838, Hamilton HMHX, Bermuda. On December 2, 1999, the Company and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG"), consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company (the "Exchange"). AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued common shares of AIG.

     The primary purpose of AIIG and its subsidiary, AmerInst Insurance Company, an Illinois corporation ("AIC"), was to establish, for the benefit of accounting firms which are stockholders of AIG, an insurance company which over time could exert a stabilizing influence, primarily through the reinsurance capacity of AIC, on the design, pricing and availability of accountants' professional liability insurance. AIC's sole current business activity was to act as a reinsurer of professional liability insurance policies which are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 22,000 accounting firms are insured under the Plan.

     The primary purposes for the formation and operation of AIG and its wholly owned subsidiaries, AmerInst Mezco, Ltd. ("Mezco"), AmerInst Insurance Company, Ltd. ("AIC Ltd.") and AmerInst Investment Company, Ltd. ("Investco") was to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted AIIG to reorganize its business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, without limitation, (i) the enhanced ability to purchase shares of shareholders who have died or retired from the practice of accounting, as AIIG previously did generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda's standing as a major reinsurance and financial center.

     In the future, AIC may want to expand its business, subject to any required regulatory approvals, to include the reinsurance of other lines of coverage. AIG's purpose is more fully described in Note 1 of the audited financial statements included herein.

     The reinsurance activity of AIC depends upon agreements entered into with outside parties. From the inception of AIIG, AIG's predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AIC provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIC such that AIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIC then began a reinsurance relationship with CNA, taking a 10% participation of the first million dollars of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the "value plan" business from CNA, the "value plan" provides for separate $1 million limits for expenses and separate $2 million policy aggregates for both losses and expenses.

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

Third-party Managers and Service Providers

     USA Offshore Management, Ltd. provides the day-to-day services necessary in the administration of AIG's, Mezco's, AIC Ltd.'s and Investco's business. Prior to the Exchange, these services were provided by USA Risk Group, an affiliate of USA Offshore Management, through Vermont Insurance Management, Inc.

     The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs AIG's investments pursuant to guidelines approved by AIG's board of directors. Harris Associates L.P. and Northeast Investment Management, Inc. provide discretionary investment advice with respect to AIG's equity investments.

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

     Depending on the insured, defense costs for the policies issued by CNA (and reinsured by AIC) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits. Those insureds under the value plan have separate limits for losses and defense costs. There are a few States in which defense costs may not be included within the Policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

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

Bermuda Regulation

     AIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Bermuda Act by the Minister of Finance ("MOF"). In deciding whether to grant registration, the MOF has discretion to act as he thinks fit in the public interest. The MOF is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the MOF may impose conditions relating to the writing of certain types of insurance business.

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

     The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Bermuda Act, AIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum of solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Registrar a statutory financial return together with a copy of its respective statutory financial statements which includes a report of the independent auditor concerning the statutory financial statements of the insurer, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the MOF from declaring or paying and dividends during the next financial year); (iv) will be prohibited, without the approval of the MOF from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (v) if it appears to the MOF that there is a risk of AIC Ltd. becoming insolvent or that it is in breach of the Bermuda Act or any conditions imposed upon its registration, the MOF may, in addition to the restrictions specified above, direct AIC Ltd. not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the MOF may think fit.

     The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the MOF, do not automatically qualify as advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, AIC Ltd.'s holding in Investco requires the specific approval of the MOF, which it has received.

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

     As a Bermuda insurer, AIG is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of the Company is located at The Vallis Building, 58 Par-la-Ville Road, PO Box HM 1838, Hamilton HMHX, Bermuda. The principal representative is USA Offshore Management Ltd. Without a reason acceptable to the MOF an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the MOF is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the MOF setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the MOF relating to a solvency margin or a liquidity or other ratio.

     The business of the Company and its subsidiaries is conducted from offices in Hamilton, Bermuda. AIC Ltd. conducts the casualty insurance underwriting business previously conducted by AIC. Investco and the Company conduct investment business for their own accounts through investment advisors in the U.S. or other investment markets as needed and appropriate. Neither Investco nor the Company operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from the Bermuda offices at which the officers of AIC Ltd. and Investco are located: (i) communications with shareholders of the Company, including the providing of financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by the Company, AIC Ltd. or Investco of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers' and directors' fees and salaries; (viii) arrangement for and conduct of meetings of the shareholders and directors of the Company, AIC Ltd. and Investco; and (ix) execution of redemptions of shares of stock of the Company, AIC Ltd. and Investco. The Company does not maintain an office or place of business in the United States.

     AIC Ltd.'s ability to pay dividends to AIG is subject to the provisions of the Bermuda insurance laws. Under Companies' Bermuda law, AIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2000 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($31,755,586) issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2000, $11,841,531 was available to stockholders.

     AIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG Ltd is limited under Bermuda law by the Bermuda

Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2000 and 1999 these requirements have been met as follows:

                                    Statutory
                                Capital & Surplus               Liquid Assets
                             Minimum          Actual        Minimum        Actual
December 31, 2000          $4,054,329      $17,395,719    $20,545,481   $58,398,258

December 31, 1999           2,436,281       17,449,018     31,327,349    44,812,394

Customers

     AIC Ltd.'s only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

     AIG, AIC Ltd., Mezco and Investco have no employees. See Note 9, Notes to the Consolidated Financial Statements.

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

     Notwithstanding the absence of a public market for its common shares, the Company has a policy of having its subsidiary, AmerInst Investment Company, Ltd. ("Investco"), which holds almost all of the Company's investment portfolio, redeem AIG Ltd. shares owned by shareholders who have retired from the practice of accounting or have died at 75% of net book value as of the preceding fiscal year end.

     On June 1, 2000 the Board of Directors of Investco authorized it to expend up to $1 million to purchase outstanding common shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 common shares pursuant to the Board's resolution. Such purchases are effected through privately negotiated transactions. To date, Investco has purchased 9,893 common shares for an aggregate price of $356,350.

     As of March 15, 2001, AIG had 2,527 holders of record of its common shares. On August 28, 1995, the Board of Directors of AIIG adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2000, 1999 and 1998, AIIG paid cash dividends of $855,681, $863,289 and $865,587, respectively, representing four quarterly payments of $0.65 per share in each year. The declaration of dividends by AIG's Board of Directors is dependent upon AIG's and AIC Ltd.'s capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Bermuda law imposes on AIC Ltd.'s ability to pay dividends, see Licensing and Regulation above.

Item 6.   Selected Financial Data

The following summary sets forth selected financial data with respect to AIG for the five fiscal years ended December 31, 2000. The balance sheet and income statement data have been derived from AIG's consolidated financial statements which have been audited, for fiscal years through 1998 by Johnson Lambert & Co., AIIG's independent auditors and, for fiscal years 2000 and 1999 by Deloitte & Touche, AIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data

                                                                         RESTATED
                                                           ------------------------------------
                                  2000           1999         1998         1997         1996
                               ----------    -----------   ----------   ----------   ----------
Premiums Earned                $6,544,342    $ 6,388,323   $5,901,939   $6,172,610   $5,956,946
Net Investment Income           1,975,560      2,696,132    2,443,995    2,572,539    2,394,377
                               ----------    -----------   ----------   ----------   ----------
Total Revenue                  $8,519,902    $ 9,084,455   $8,345,934   $8,745,149   $8,351,323
                               ==========    ===========   ==========   ==========   ==========
Net Income (Loss)              $ (648,013)   $(1,438,024)  $1,061,530   $1,482,332   $2,356,024
                               ==========    ===========   ==========   ==========   ==========
Basic Earnings (Loss)
 Per Share                     $    (1.98)   $     (4.33)  $     3.19   $     4.44   $     7.04
                               ==========    ===========   ==========   ==========   ==========
Cash dividends declared
 per common share              $     2.60    $      2.60   $     2.60   $     2.60   $     2.60
                               ==========    ===========   ==========   ==========   ==========

Balance Sheet Data

Balance Sheet Data                                                        RESTATED
                                                           ---------------------------------------
                                  2000           1999         1998           1997          1996
                              -----------    -----------   -----------   -----------   -----------
Investments                   $45,827,405    $39,281,257   $42,548,658   $41,683,579   $39,636,771
Other Assets                    4,903,333      8,021,904     7,232,788     6,565,948     6,667,197
                              -----------    -----------   -----------   -----------   -----------
Total Assets                  $50,730,738    $47,303,161   $49,781,446   $48,249,527   $46,303,968
                              ===========    ===========   ===========   ===========   ===========
Losses and Loss
Adjustment Expenses           $27,703,085    $25,037,029   $21,718,087   $20,802,873   $20 299,937
Unearned Premiums               2,789,499      3,057,408     3,415,651     2,809,115     2,464,351
Other Liabilities               1,263,002        598,905     2,705,699     2,979,033     3,059,174
                              -----------    -----------   -----------   -----------   -----------

Total Liabilities              31,755,586     28,693,342    27,839,437    26,591,021    25,823,462
Stockholders' Equity           18,975,152     18,609,819    21,942,009    21,658,506    20,480,506
                              -----------    -----------   -----------   -----------   -----------
Total Liabilities and
 Stockholders' Equity         $50,730,738    $47,303,161   $49,781,446   $48,249,527   $46,303,968
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

Results of Operation

     A net loss of $648,013 was reported in 2000, compared to net loss of $1,438,024 in 1999. Net income of $1,061,530 was reported in 1998.

     Premiums earned increased by 2.4% in 2000 to $6,544,342 from $6,388,323 in 1999. Premiums earned for 1999 increased by 8.2% from $5,901,939 reported in 1998. In 2000, 1999, and 1998 premiums earned includes $0, $182,959 and $131,250, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated.

     The increase in earned premiums during 2000 is attributable to continued growth of the AICPA Plan, primarily the result of an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio and cash equivalents. Net investment income decreased $720,572 or 26.7% in 2000 to $1,975,560 from $2,696,132 in 1999. Net investment income in 1999 increased by $252,137, or 10.3% from the $2,443,995 reported in 1998. Net investment income in 2000 includes net realized capital losses of $168,819 as compared to net realized capital gains in 1999 of $532,854. Net realized capital gains in 1998 were $277,627.

     Average invested assets including cash equivalents increased by $3,479,926 or 7.8% to $47,888,738 in 2000 compared to $44,408,812 in 1999. 1999 average invested assets increased by 1% from $43,999,453 in 1998. Investment yield including realized capital gains and losses in 2000 was 4.3% as compared to 6.1% in 1999 and 5.6% in 1998. Excluding realized gains and losses, the yield was 4.64% in 2000, 5.2% in 1999 and 5.1% in 1998. The decrease in investment yield from 1999 to 2000 is primarily due to an increase in equity holdings.

     Unrealized gain on investments is $2,375,234 at December 31, 2000 as compared to $154,059 at December 31, 1999. AIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

     The composition of the investment portfolio at December 31, 1999 and 1998 is as follows:


                                                     2000   1999
                                                     ----   ----
  U.S. Treasury notes                                   0%     4%
  Mortgage backed securities and obligations of
   U.S. Government agencies                            44     57
  Corporate debt securities                             6      3
  Obligations of state and political subdivisions      16     15
  Equity securities                                    34     21
                                                     ----   ----
                                                      100%   100%
                                                     ====   ====

     AIG continues to invest in high grade debt and equity securities.

     Losses and loss adjustment expenses incurred decreased by 7.6% to $6,231,210 in 2000 from $6,744,893 in 1999, and for 1999 increased by 40.6% from
$4,797,657 in 1998. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $0 in 2000, $2,533,000 in 1999 and $4,883,000 in 1998. Prior year incurred estimates were not reduced in 2000 due to uncertainties that management believes still exist regarding these years. Management will review prior year reserves again in 2001. AIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 95.2% in 2000, 105.6% in 1999 and 81.3% in 1998. The
ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 95.2% in 2000, 149.5% in 1999, 167.8% in 1998.

     Favorable development on prior year losses is attributable to various economic trends and factors. In a strong economic environment, fewer professional liability claims occur since fewer companies are experiencing the kind of financial stress or failure that can often lead to such claims. However, AIG has noted that under the CNA program, loss frequency has increased in recent years while loss severity has remained constant. This increase in loss frequency can be attributed to CNA's implementation of a step plan (also see above discussion of premiums) in 1995 that was designed to attract a large number of new insureds, predominantly smaller firms, to the program. CNA expected loss severity to decrease and offset the effects of increases in loss frequency, but to date this decrease has not occurred. Accordingly, losses have trended upward in the most recent years. Additionally, in recent years, many of the CNA insureds have opted to purchase defense coverage outside of policy limits which results in larger reserve requirements.

     Policy acquisition costs of $1,927,973 were expensed in 2000 as compared to $1,770,098 in 1999, an increase of 8.9%. Policy acquisition costs expensed in 1999 reflect an increase of 7.9% from $1,641,092 in 1998. Such costs as a percentage of premiums earned (excluding the effects of reductions to retrocession premiums) are 29.5% in 2000, 28.5% in 1999 and 28.4% in 1998, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and on federal excise taxes paid to ceding companies.

     Operating and management expenses decreased by 7.7% in 2000 to $1,013,138 from $1,097,171 in 1999. Operating and management expenses for 1999 increased by 70.7% from $642,925 in 1998, due to the write-off of all expenses relating to the redomestication.

     Effective December 2, 1999, the date of redomestication to Bermuda, the Company ceased to pay corporate income taxes, which meant the Company's deferred tax asset could not be utilized. As the Company reported a tax loss for the period ended December 2, 1999, a tax benefit resulted.

Liquidity and Capital Resources

     The Company's cash needs consist of settlement of losses and expenses under its reinsurance treaty and funding day-to-day operations. Management expects to be able to meet these needs from cash flows arising from its investment portfolio. Because substantially all of the Company's assets are marketable securities, the Company has sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing.

     As of December 31, 2000, total invested assets amounted to $45,827,405, an increase of $6,546,148 or 16.7% from $39,281,257 at December 31, 1999. Cash balances decreased from $5,127,555 at December 31, 1999 to $2,061,333 at December 31, 2000. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 2000 was .94 to 1, unchanged from December 31, 1999.

     AIG's gross premiums assumed in 2000 amounted to $6,276,434, a decrease of $429,312 from 1999. Gross premium assumed in 1999 decreased by $530,103, or 8.3% from 1998. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance is $115,256 at December 31, 2000, $0 at December 31, 1999. This balance also fluctuates due to the timing of renewal premium written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

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

     Reinsurance balances payable represent AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. The estimate of reinsurance balances due for retrospective premiums decreased by $0, $182,959 and $131,250 during 2000, 1999 and 1998, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable increased from $96,108 at December 31, 1999 to $306,529 at December 31, 2000, an increase of $210,421, or 218.9%.

     Prepaid expenses and other assets amounted to $159,800 at December 31, 2000, an increase of 98.2% from 1999.

     Deferred policy acquisition costs, representing the deferral of ceding commission expense related to premiums not yet earned, decreased from December 31, 1999 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

     The Company paid its twenty-second consecutive quarterly dividend of $0.65 per share during the fourth quarter of 2000.

     During 2000, 1999 and 1998, the Board of Directors declared quarterly dividends of $0.65 per share totaling $855,681, $863,289 and $865,587, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus in anticipation of the next "hard market", that is to say, the next period in which accountants' professional liability insurance becomes difficult or impossible to obtain at reasonable prices, and to retain flexibility for any future business expansion.

Property/Casualty Losses and Loss Adjustment Expenses

     The consolidated financial statements include the established liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property/casualty ("P/C") insurance operations. The liabilities for losses and loss adjustment expenses are determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate, and reflected in current financial reports.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified as necessary.

     As is customary in the business, an actuarial review and projection is performed for AIC by its independent actuary as of June 30 and December 31 of each year. Those projections are not adjusted for the first three quarters, but are adjusted at year-end.

     In preparing ultimate loss and allocated loss adjustment expenses, the Company's actuary examined a variety of methods. The method most commonly relied up on was the Generalized Cape Cod Method, which was applied to the incurred, adjusted incurred and paid losses. The case reserving practices for the CNA business differ significantly from those of the Coregis business, therefore, the actuary performed a claims-adjusted incurred loss development method on the CNA data, which adjusted the reserves upward to reflect what would have been outstanding reserves at the level of the Coregis reserves. The actuary selected the Generalized Cape Cod Method applied to claims-adjusted incurred losses to determine ultimate loss estimates for CNA. The actuary also applied the standard paid and incurred loss development methods to the CNA data, however, these were not selected because of the belief that they are biased downward due to the CNA case reserving and claim closing practices.

     The result of this process is that twice a year, the actuary has made recommendations of a range of ultimate loss estimate to AIC's Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on the foregoing practice, the estimated loss ratio has been updated by AIG's Board of Directors approximately once each year.

     The following table shows the development of the estimated liability for the previous ten years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113


                                                        Year Ended December 31,
                                  1990     1991       1992     1993     1994     1995     1996     1997     1998    1999     2000
                                  ----     ----       ----     ----     ----     ----     ----     ----     ----    ----     ----
Gross Liability for Loss
 and LAE Reserves............    $15,182  $20,260   $25,287  $27,047  $25,335  $21,789  $20,300  $20,803  $21,718  $25,037  $27,703
Reinsurance Recoverable for
  Unpaid Loss and LAE Reserves...    502      761       969    4,764    4,071    3,160    2,020    1,040      876      674      674
                                 -------  -------   -------  -------  -------  -------  -------  -------  -------  -------  -------
Net Liability for Unpaid Losses
   and LAE reserves............  $14,680  $19,499   $24,318  $22,283  $21,264  $18,629  $18,280  $19,763  $20,842   24,363   27,029

                                                           Year Ended December 31,
                                            1990    1991    1992    1993   1994    1995    1996    1997     1998    1999   2000
                                            ----    ----    ----    ----   ----    ----    ----    ----     ----    ----   ----
Losses Reestimated as of:
     One Year Later.................      14,779  19,963  23,004  18,099   17,957  15,709  16,869  14,883   18,309  24,917    -
     Two Years Later................      12,667  15,264  20,133  15,064   15,042  14,299  10,161  12,919   18,337
     Three Years Later..............       9,862  13,101  17,782  12,196   13,635   8,417   9,458  12,920
     Four Years Later...............       8,696  11,725  15,520  10,811    9,322   7,849   9,455
     Five Years Later...............       7,753  10,158  14,825   8,479    9,074   7,847
     Six Years Later................       6,879  10,081  12,817   8,328    9,072
     Seven Years Later..............       6,761   8,523  12,651   8,327
     Eight Years Later..............       5,661   8,470  12,651
     Nine Years Later...............       5,636   8,470
     Ten Years Later................       5,636

Cumulative Redundancy(Deficiency)          9,044  11,029  11,667  13,956   12,192  10,782   8,825   6,843    2,505    (554)   -

Cumulative Amount Paid Through:

     One Year Later.................       2,548   4,158   6,100   1,555    4,007   2,885   3,036   3,567    3,030   3,301    -
     Two Years Later................       3,653   5,464   7,860   5,128    6,469   4,791   5,580   5,531    5,589
     Three Years Later..............       4,147   6,255  10,370   6,765    7,721   6,087   6,471   6,919
     Four Years Later...............       4,380   7,744  11,436   7,666    8,551   6,655   7,065
     Five Years Later...............       5,422   8,303  11,878   8,199    8,920   6,883
     Six Years Later................       5,540   8,501  12,263   8,398    9,007
     Seven Years Later..............       5,764   8,611  12,412   8,536
     Eight Years Later..............       5,799   8,693  12,506
     Nine Years Later...............       5,821   8,783
     Ten Years Later................       5,862

     The above table of losses reestimated has been prepared on a net basis -- i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up, as required under FAS 113. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the cost/benefit of not providing such information.

     The above table presents the development of balance sheet liabilities for 1990 through 2000 as of year-end 2000. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

     The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed a $12,192,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

     The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1994 year end liability was originally $21,264,000. As of December 31, 2000, the Company had paid $9,007,000 of the currently estimated $9,072,000 of losses and LAE that had been incurred for 1994 and prior years through the end of 2000; thus an estimated $65,000 in losses incurred through 1994 remain unpaid as of the current financial statement date.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

     The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that the yield is adequate to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

Market Sensitive Instruments

     Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level of volatility of interest rates on market values of investment holdings. The Company does not hold or issue derivative financial instruments for either trading or speculative purposes.

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

     c)   Equity Price Risk

     Equity price risk arises from fluctuations in the value of securities held. Changes in the level or volatility of equity prices affect the value of equity securities. The Company invests in equity securities in order to diversify its investment portfolio, which Management believes will assist the Company to achieve its goal of long-term growth of capital and surplus. Management has adopted investment guidelines that set out rate of return and asset allocation targets, as well as degree of risk and equity investment restrictions to minimize exposure to material risk from changes in equity prices.

FINANCIAL CONDITION AND LIQUIDITY

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. To date, Investco has purchased 9,893 Common Shares for an aggregate purchase price of $356,350. The Company paid its twenty-second consecutive quarterly dividend of $0.65 per share during the fourth quarter of 2000.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements
- ---------------------------------------------------------------------
                                                                                        Page
                                                                                       -----
Report of Independent Accountants...................................................      17
Consolidated Balance Sheets.........................................................      18
Consolidated Statements of Income and Other Comprehensive Income....................      19
Consolidated Statement of Changes in Stockholders' Equity...........................   20-22
Consolidated Statements of Cash Flows...............................................      23
Notes to the Consolidated Financial Statements......................................      24

Financial Statement Schedule:
- ---------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedule..................      34
Schedule I, Investments.............................................................      35
Schedule IV, Reinsurance............................................................      35

Schedules II, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. In connection with the redomestication of the Company to Bermuda, which became effective on December 2, 1999, the Company has retained Deloitte & Touche Ltd. as its public accountants rather then Johnson Lambert & Co. based on Deloitte & Touche's expertise with respect to Bermuda domiciled entities. Neither of Johnson Lambert & Co.'s reports on the financial statements of AIIG for the past two years contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The retention of Deloitte & Touche by the Company has been approved by the Company's Board of Directors. There have been no disagreements with Johnson Lambert & Co. with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after May 31, 2001 the ("Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)   See Index to Financial Statements on page 15.

(a) (2)   See Index to Financial Statement Schedules on page 15.
(a) (3)   See Index to Exhibits set forth on page 37.

(b) No reports on Form 8-K were filed during the year ended December 31, 2000.

(c)       See Index to Exhibits set forth on page 37.

(d)       See Index to Financial Statement Schedules on page 15.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as at December 31, 2000 and 1999, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the transfer of the operations of AmerInst Insurance Group, Inc. to the Company, which has been accounted for in a manner similar to that in pooling-of-interests accounting as described in Note 2 to the consolidated financial statements. The financial statements of AmerInst Insurance Group, Inc. for the years ended December 31, 1998 were audited by other auditors whose report dated February 22, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche

DELOITTE & TOUCHE
Hamilton, Bermuda

March 9, 2001

                        AMERINST INSURANCE GROUP, LTD.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)

                                                                          2000          1999

ASSETS
Investments (Notes 4 and 5):
  Fixed maturity investments, at market value
    (amortized cost $29,663,962 and $31,545,924)                       $ 30,355,101   $ 30,896,604
  Equity securities, at market value (cost $13,788,209
     and $7,581,274)                                                     15,472,304      8,384,653
                                                                       ------------   ------------
      TOTAL INVESTMENTS                                                  45,827,405     39,281,257

Cash and cash equivalents                                                 2,061,333      5,127,555
Assumed reinsurance premiums receivable                                     115,256              -
Reinsurance balances recoverable (Note 6)                                   674,223        674,223
Fund deposit with a reinsurer                                               108,000        108,000
Accrued investment income                                                   460,285        487,842
Deferred policy acquisition costs                                           795,007        871,362
Federal income taxes receivable                                             529,429        672,335
Prepaid expenses and other assets                                           159,800         80,587
                                                                       ------------   ------------
      TOTAL ASSETS                                                     $ 50,730,738   $ 47,303,161
                                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 6)                    $ 27,703,085   $ 25,037,029
Unearned premiums                                                         2,789,499      3,057,408
Reinsurance balances payable                                                306,529         96,108
Accrued expenses and other liabilities                                      543,793        502,797
Due to broker                                                               412,680              -
                                                                       ------------   ------------
      TOTAL LIABILITIES                                                  31,755,586     28,693,342
                                                                       ============   ============
STOCKHOLDERS' EQUITY
Common stock, $1 par value, 500,000 shares authorized,
    331,751 shares issued and outstanding                                   331,751        331,751
Additional paid-in-capital                                                6,801,870      6,801,870
Retained earnings                                                         9,818,445     11,322,139
Accumulated other comprehensive income, net of tax                        2,375,234        154,059
Treasury stock (9,758 and 0 shares) at cost                                (352,148)             -
                                                                       ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                         18,975,152     18,609,819
                                                                       ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 50,730,738   $ 47,303,161
                                                                       ============   ============

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       OTHER COMPREHENSIVE INCOME (LOSS)
                 years ended December 31, 2000, 1999 and 1998
                          (expressed in U.S. dollars)

                                                                 2000           1999           1998

REVENUES
Premiums earned (Note 7)                                    $  6,544,342   $  6,388,323   $  5,901,939
Net investment income and net realized gain
  and losses (Note 5)                                          1,975,560      2,696,132      2,443,995
                                                            ------------   ------------   ------------
      TOTAL REVENUES                                           8,519,902      9,084,455      8,345,934
                                                            ------------   ------------   ------------
LOSSES AND EXPENSES
Losses and loss adjustment expenses                            6,231,210      6,744,893      4,797,657
Policy acquisition costs                                       1,927,973      1,770,098      1,641,092
Operating and management expenses (Note 8)                     1,013,138      1,097,171        642,925
                                                            ------------   ------------   ------------
      TOTAL LOSSES AND EXPENSES                                9,172,321      9,612,162      7,081,674
                                                            ------------   ------------   ------------
      (LOSS) INCOME BEFORE INCOME TAXES                         (652,419)      (527,707)     1,264,260

Provision for income taxes (Note 9)                                4,406       (676,317)      (202,730)
Cumulative effect of deferred charges (Note 8)                         -       (234,000)             -
                                                            ------------   ------------   ------------
      NET (LOSS) INCOME                                         (648,013)    (1,438,024)     1,061,530
                                                            ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX
Net unrealized holding gains (loss) arising
 during the period                                             2,052,356     (1,066,108)       323,271
Reclassification adjustment for (gains) and
  losses included in net loss                                    168,819       (532,854)      (183,234)
                                                            ------------   ------------   ------------
OTHER COMPREHENSIVE
INCOME(LOSS), NET OF TAX                                       2,221,175     (1,598,962)       140,037
                                                            ------------   ------------   ------------
COMPREHENSIVE INCOME (LOSS)                                 $  1,573,162   $ (3,036,986)  $  1,201,567
                                                            ============   ============   ============
BASIC (LOSS) EARNINGS PER SHARE                             $      (1.98)  $      (4.33)  $       3.19
                                                            ============   ============   ============

Average common shares outstanding for the year                   326,855        332,051        332,997
                                                            ============   ============   ============

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 years ended December 31, 2000, 1999 and 1998
                          (expressed in U.S. dollars)


                                                                                      Accumulated
                                                                                         Other
                                                          Additional                 Comprehensive                 Total
                                                Common     Paid-in       Retained       Income,      Treasury   Stockholders'
                                                Stock      Capital       Earnings     Net of Tax       Stock       Equity
                                               --------  -----------   ------------  -------------   --------   ------------

BALANCE AT JANUARY 1, 1998                     $  3,334  $ 7,172,508   $ 13,465,708  $  1,016,956     $      -   $ 21,658,506

Net income                                            -            -      1,061,530             -            -      1,061,530
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities,
    net of reclassification adjustment                -            -              -       140,037            -        140,037
Purchases of 1,108 shares of treasury stock           -            -              -             -      (52,477)       (52,477)
Retirement of 1,108 shares of treasury stock        (11)     (27,690)       (24,776)            -       52,477              -
Cash dividends paid ($2.60 per share)                 -            -       (865,587)            -            -       (865,587)
                                               --------  -----------   ------------  ------------     --------   ------------
BALANCE AT DECEMBER 31, 1998                   $  3,323  $ 7,144,818   $ 13,636,875  $  1,156,993     $      -   $ 21,942,009
                                               --------  -----------   ------------  ------------     --------   ------------

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 years ended December 31, 2000, 1999 and 1998
                          (expressed in U.S. dollars)

                                                                                     Accumulated
                                                                                        Other
                                                         Additional                 Comprehensive                  Total
                                               Common      Paid-in      Retained       Income,      Treasury   Stockholders'
                                                Stock      Capital      Earnings      Net of Tax      Stock        Equity
                                              ---------  -----------  ------------  --------------  ---------  --------------
BALANCE AT DECEMBER 31, 1998                  $  3,323   $7,144,818   $13,636,875     $ 1,156,993   $      -     $21,942,009

Net loss                                             -            -    (1,438,024)              -          -      (1,438,024)
Other comprehensive income net of tax:
  Unrealized losses on securities,
    net of reclassification adjustment               -            -             -      (1,598,962)         -      (1,598,962)
Release of deferred tax effect on opening
 other comprehensive income (Note 9)                 -            -             -         596,028          -         596,028
Purchases of 580 shares of treasury stock            -            -             -                    (27,943)        (27,943)
Retirement of 580 shares of treasury stock          (6)     (14,514)      (13,423)              -     27,943               -
Increase in par value per share from $0.01
  per share to $1.00 per share                 328,434     (328,434)            -               -          -               -
Cash dividends paid ($2.60 per share)                -            -      (863,289)              -          -        (863,289)
                                              --------   ----------   -----------     -----------   --------     -----------
BALANCE  AT DECEMBER 31, 1999                 $331,751   $6,801,870   $11,322,139     $   154,059   $      -     $18,609,819
                                              ========   ==========   ===========     ===========   ========     ===========

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 years ended December 31, 2000, 1999 and 1998
                          (expressed in U.S. dollars)

                                                                                Accumulated
                                                     Additional                    Other                      Total
                                           Common     Paid-in      Retained    Comprehensive   Treasury   Stockholders'
                                            Stock     Capital      Earnings       Income        Stock         Equity
                                          ---------  ----------  ------------  -------------  ----------  --------------
BALANCE AT DECEMBER 31, 1999               $331,751  $6,801,870  $11,322,139      $  154,059  $       -     $18,609,819

Net Loss                                          -           -     (648,013)              -          -        (648,013)
Other comprehensive income net of tax:
  Unrealized losses on securities,
    net of reclassification adjustment            -           -            -       2,221,175          -       2,221,175
Purchase of treasury stock                        -           -            -               -   (352,148)       (352,148)
Cash dividends paid ($2.60 per share)             -           -     (855,681)              -          -        (855,681)
                                           --------  ----------  -----------      ----------  ---------     ------------
BALANCE AT DECEMBER 31, 2000               $331,751  $6,801,870  $ 9,818,445      $2,375,234  $(352,148)    $18,975,152
                                           ========  ==========  ===========      ==========  =========     ===========

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 years ended December 31, 2000, 1999 and 1998
                          (expressed in U.S. dollars)

                                                                    2000           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                              $   (648,013)  $ (1,438,024)  $  1,061,530
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Amortization of net premiums on investments                    111,278         48,332         35,048
     Net realized losses (gains) on sale of investments             168,819       (532,854)      (277,627)
     Deferred income taxes (net of deferred tax on
     unrealized gain on investments)                                      -        652,666        267,793
  Changes in assets and liabilities:
     Assumed reinsurance premiums receivable                       (115,256)     1,192,727        772,050
     Reinsurance balances recoverable                                     -        201,462        164,077
     Fund deposit with a reinsurer                                        -       (108,000)             -
     Accrued investment income                                       27,557        109,020        (96,892)
     Deferred policy acquisition costs                               76,355        102,099       (172,863)
     Federal income taxes receivable                                142,906       (672,335)             -
     Prepaid expenses and other assets                              (79,213)       245,585       (139,666)
     Unpaid losses and loss adjustment expenses                   2,666,056      3,318,942        915,214
     Unearned premiums                                             (267,909)      (358,243)       606,536
     Federal income taxes payable                                         -       (118,004)      (421,149)
     Reinsurance balances payable                                   210,421       (881,868)    (1,006,466)
     Accrued expenses and other liabilities                          40,996         57,498        (10,139)
     Due to broker                                                  412,680              -              -
                                                               ------------   ------------   ------------
        Net cash provided by operating activities                 2,746,677      1,819,003      1,697,446
                                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                        (49,575,685)   (17,096,519)   (12,265,241)
Proceeds from sales and maturities of investments                44,970,615     19,845,508     11,854,918
                                                               ------------   ------------   ------------
        Net cash (used in) provided by investing activities      (4,605,070)     2,748,989       (410,323)
                                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                     (855,681)      (863,289)      (865,587)
Purchases of treasury stock                                        (352,148)       (27,943)       (52,477)
                                                               ------------   ------------   ------------
        Net cash used in financial activities                    (1,207,829)      (891,232)      (918,064)
                                                               ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (3,066,222)     3,676,760        369,059
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      5,127,555      1,450,795      1,081,736
                                                               ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  2,061,333   $  5,127,555   $  1,450,795
                                                               ============   ============   ============
SUPPLEMENTAL DATA - Income taxes (received) paid               $   (147,312)  $    749,328   $    454,893
                                                               ============   ============   ============

        See accompanying notes to the consolidated financial statements

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)

1.  DESCRIPTION OF BUSINESS

    AmerInst Insurance Group Ltd., ("AIG Ltd." or the "Company") was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerIsnt Insurance Company Ltd. (AIC Ltd.) and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA
    Plan). In 1999, as part of the redomestication and restructuring (see Note
    2), AIC Ltd. assumed the rights and obligations of AIC Inc. under the reinsurance agreements.

    From the inception through mid-1993, Coregis Group, Inc. (formerly Crum and Forster Managers Corporation) through a group of affiliated insurance companies (collectively CGI), was the primary insurer for the AICPA Plan. In 1988, AIC Inc. provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc. (VSC) provided reinsurance to CGI and retroceded a portion to AIC Inc. such that AIC Inc. assumed 10% to 12.5% of risk related to the first $1,000,000 of coverage for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA Insurance Company (CNA) as its insurance carrier, replacing CGI as the primary insurer. AIC Inc. began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. CGI, VSC and CNA are collectively referred to as the "ceding companies".

    AIC Inc. entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIC Ltd. from its obligation to the ceding companies.

2.  REDOMESTICATION AND RESTRUCTURING

    At December 2, 1999 AmerInst Insurance Group Inc. (AIIG) a Delaware company and AIG Ltd. entered into an Exchange agreement, pursuant to which AIIG transferred all of its assets and liabilities to AIG, Ltd. in exchange for newly issued shares of AIG, Ltd. AIIG was then liquidated and AIIG shareholders received on a share-for-share basis the newly issued shares of AIG, Ltd.

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

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                          (expressed in U.S. dollars)

2. REDOMESTICATION AND RESTRUCTURING  (cont'd)

    AIC distributed all of the shares of Mezco to AIIG as a dividend.

    Mezco formed a new wholly-owned subsidiary, AIC Ltd., under the laws of Bermuda.

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

    AIC Ltd. formed a new wholly-owned subsidiary, AmerInst Investment Company, Ltd. ("Investco") under the laws of Bermuda and contributed assets to capitalize Investco, and provided a subsequent transfer of securities.

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

    A replacement treaty for the CNA Treaty was entered into between AIC Ltd. and CNA.

    Following the restructuring, Mezco, AIC Ltd. and Investco, became wholly-owned direct and indirect subsidiaries of the AIG Ltd. and neither AIIG nor AIC continued to exist as separate entities.

    The transfers of the operations of AIIG to AIG Ltd. has been accounted for at historic cost in a manner similar to that in pooling-of-interests accounting.

3.  ACCOUNTING POLICIES

    Basis of presentation

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AIG Ltd. and its wholly-owned subsidiaries, Mezco, AIC Ltd and Investco. Intercompany accounts and transactions have been eliminated in consolidation.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                          (expressed in U.S. dollars)

3.  ACCOUNTING POLICIES (cont'd)

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

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                          (expressed in U.S. dollars)

3.  ACCOUNTING POLICIES (cont'd)

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

    Investments

    Investments held by AIG Ltd. consist of U.S. Treasury notes, obligations of states and political subdivisions and debt securities, mortgage-backed securities, and equity securities. AIG Ltd. classifies these investments as available-for-sale. Accordingly, AIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income, net of applicable taxes. Fair value of investments is based on market quotation. Realized gains and losses on sales of investments are accounted for using the average cost method and are reflected in the income statement in the period of sale.

    Cash and cash equivalents

    For purposes of the statements of cash flows, AIG Ltd. considers all money market funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Net income per common share

    Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                          (expressed in U.S. dollars)

3.  ACCOUNTING POLICIES (cont'd)

    Accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and will not have a material impact on the Company's financial position or results of operations.

4.  PLEDGED ASSETS

    Pursuant to the reinsurance agreements described in Note 1, AIC Ltd. is required to provide the ceding companies with collateral for AIC Ltd.'s liabilities to them. At December 31, 2000 and 1999, $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 2000 and 1999, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $3,675,416 and $3,439,396, respectively. At December 31, 2000, AIC had provided CNA with a Section 114 Trust, held by Chase Manhattan Bank, with investments with a carrying value of $16,368,246. At December 31, 1999, AIC had provided a letter of credit issued by Harris Trust and Savings bank in the amount of $15,000,000, with investments with a carrying value of $16,719,748 as security for the letter of credit.

5.  INVESTMENTS

    The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value for investments in fixed maturity investments by major security type, and equity securities at December 31, 2000 and 1999 are as follows:

                                           Cost or        Gross          Gross        Estimated
                                          Amortized     Unrealized    Unrealized        Fair
                                            Cost          Gains         Losses          Value
                                         -----------    ----------    -----------    -----------
    December 31, 2000

    Fixed maturity investments:
    Obligations of states and
    political subdivisions               $ 7,312,200    $  151,227     $ (28,080)    $ 7,435,347
    Corporate debt securities              2,712,944           396        (7,240)      2,706,100
    Mortgage-backed securities            19,638,818       618,815       (43,979)     20,213,654
                                        ------------    ----------     ---------     -----------
    Total fixed maturity investments      29,663,962       770,438       (79,299)     30,355,101
    Equity securities                     13,788,209     2,578,797      (894,702)     15,472,304
                                        ------------    ----------     ---------     -----------
    Total investments                    $43,452,171    $3,349,235     $(974,001)    $45,827,405
                                        ============    ==========     =========     ===========

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)


5.   INVESTMENTS (cont'd)

                                                Cost or         Gross          Gross        Estimated
                                               Amortized     Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                              -----------   ------------   ------------    -----------
     December 31, 1999

     Fixed maturity investments:
     U.S. Treasury notes                      $ 1,516,703    $    1,889     $   (15,780)   $ 1,502,812
     Obligations of states and
       political subdivisions                   6,222,822           506        (261,535)     5,961,793
     Corporate debt securities                    978,817             -          (7,037)       971,780
     Mortgage-backed securities                22,827,582        54,238        (421,601)    22,460,219
                                              -----------    ----------     -----------    -----------
     Total fixed maturity investments          31,545,924        56,633        (705,953)    30,896,604
     Equity securities                          7,581,274     1,569,908        (766,529)     8,384,653
                                              -----------    ----------     -----------    -----------
     Total investments                        $39,127,198    $1,626,541     $(1,472,482)   $39,281,257
                                              ===========    ==========     ===========    ===========

     The cost or amortized cost and estimated market value of fixed maturity investments at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

                                                                             Amortized      Estimated
                                                                                Cost       Market Value
                                                                            -----------    ------------
     Due in one year or less                                                $ 1,244,409    $  1,243,600
     Due after one year through five years                                    4,261,142       4,263,499
     Due after five years through ten years                                   3,409,593       3,485,064
     Due after ten years                                                      1,110,000       1,149,284
                                                                            -----------    ------------
       Subtotal                                                              10,025,144      10,141,447

     Mortgage-backed securities                                              19,638,818      20,213,654
                                                                            -----------    ------------
       Total                                                                $29,663,962    $ 30,355,101
                                                                            ===========    ============

     Information on sales and maturities of investments are as follows:

                                          2000           1999           1998

     Total proceeds                   $44,970,615    $19,845,508    $11,854,918
     Gross gains                          868,521        877,804        277,627
     Gross losses                       1,037,340        344,950              -

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)


5.   INVESTMENTS (cont'd)

     Major categories of net interest and dividend income, net realized gains (losses) on sales of investments and net change in unrealized gains (losses) are summarized as follows:

                                                                 2000          1999          1998
     Interest earned:
       Fixed maturity investments                             $2,072,196    $2,110,788    $1,999,638
       Short term investments and cash and cash
         equivalents                                              64,342        65,030        83,362
       Other interest income                                           -             -       121,853
     Dividends earned                                            134,341       108,178        98,971
     Net realized gains (losses) on sales of investments:
       Fixed maturity investments                               (108,894)       41,995       120,808
       Equity securities                                         (59,925)      490,859       156,819
     Investment expenses                                        (126,500)     (120,718)     (137,456)
                                                              ----------    ----------    ----------
     Net investment income                                    $1,975,560    $2,696,132    $2,443,995
                                                              ==========    ==========    ==========

6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2000 and 1999 are as follows:

                                           2000                                          1999
                            Gross       Reinsurance        Net           Gross       Reinsurance        Net
                          Liability      Receivable     Liability      Liability      Receivable     Liability
                          ---------      ----------     ---------      ---------      ----------     ---------
     Case basis
      estimates          $ 4,131,633     $(151,000)    $ 3,980,633    $ 4,320,754      $(151,000)   $ 4,169,754
     IBNR                 23,571,452      (523,223)     23,048,229     20,716,275       (523,223)    20,193,052
                         -----------     ---------     -----------    -----------      ---------    -----------
     Totals              $27,703,085     $(674,223)    $27,028,862    $25,037,029      $(674,223)   $24,362,806
                         ===========     =========     ===========    ===========      =========    ===========

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)


6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (cont'd)

     Unpaid losses and loss adjustment expense activity is as follows:

                                                        2000         1999           1998
     Liability as of January 1, (net of
       reinsurance balances recoverable)            $24,362,806   $20,842,402   $19,763,000
                                                    -----------   -----------   -----------
     Incurred related to:
       Current year                                   6,231,210     9,277,893     9,680,657
       Prior years                                            -    (2,533,000)   (4,883,000)
                                                    -----------   -----------   -----------
       Total incurred                                 6,231,210     6,744,893     4,797,657
                                                    -----------   -----------   -----------
     Paid related to:
       Current year                                    (116,871)     (147,476)     (151,255)
       Prior years                                   (3,448,283)   (3,077,013)   (3,567,000)
                                                    -----------   -----------   -----------
       Total paid                                    (3,565,154)   (3,224,489)   (3,718,255)
                                                    -----------   -----------   -----------
     Liability as of December 31, (net of
       reinsurance balances recoverable)            $27,028,862   $24,362,806   $20,842,402
                                                    ===========   ===========   ===========

     After an independent actuarial reviews of the liability for loss and losses adjustment expenses at December 31, 2000, management loss and loss adjustment expense estimates of prior years were not changed.. As of December 31, 1999 and 1998, the liability for losses and loss adjustment expenses relating to insured events in prior years was reduced because of lower than anticipated losses on policies in those years.

7.   NET PREMIUMS EARNED

     A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                                        2000                     1999                      1998
                               Written       Earned      Written      Earned       Written      Earned
                               -------       ------      -------      ------       -------      ------
     Assumed                 $6,276,434   $6,544,342   $5,847,122   $6,205,364   $6,377,225   $5,770,689
     Retroceded                       -            -      182,959      182,959      131,250      131,250
                             ----------   ----------   ----------   ----------   ----------   ----------
     Net premiums            $6,276,434   $6,544,342   $6,030,081   $6,388,323   $6,508,475   $5,901,939
                             ==========   ==========   ==========   ==========   ==========   ==========

     Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional retroceded premiums recorded of $nil, $182,959 and $131,250 during 2000, 1999 and 1998, respectively.

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)

8. OPERATING AND MANAGEMENT EXPENSES

   AIG Ltd., AIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Offshore Management, Ltd. provides AIG Ltd. and AIC Ltd. certain management, administrative and operations services under the direction of the AIG Ltd.'s Board of Directors pursuant to an agreement. The agreement may be terminated by either party on July 1 of each year within a period not exceeding ninety days and no less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $188,950 in 2000, $132,067 in 1999 and $114,200 in
   1998.

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

9. INCOME TAXES

   As at December 2, 1999 AIIG and AIIC transferred all assets and liabilities to AIG Ltd. and AIC Ltd., respectively (see Note 2). Following the exchange, AIIG and AIC were liquidated.

   Prior to the liquidation, United States deferred federal income taxes arose from temporary differences between the valuation of assets and liabilities as determined for financial reporting and tax purposes. Such temporary differences relate principally to unrealized gains and losses on investments, discounting of loss reserves, recognition of unearned premiums and deferred policy acquisition costs. At the date of the liquidation, remaining deferred United States federal income taxes assets of $596,028 were written off to income. Significant permanent differences between book and taxable income include nontaxable municipal bond income, the dividends received deduction, and recovery of capital losses in excess of gains relating to a prior year.

   The components of the provision for income tax are as follows:

                                  2000            1999            1998

   Federal income tax
   Current tax (benefit)         $(4,406)     $   572,376      $(46,149)
   Deferred tax (benefit)              -       (1,248,693)      267,793
                                 -------      -----------      --------
   Total federal income tax       (4,406)         676,317       221,644
   State income tax (benefit)          -                -       (18,914)
                                 -------      -----------      --------
   Provision for income tax      $(4,406)     $   676,317      $202,730
                                 =======      ===========      ========

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999
                          (expressed in U.S. dollars)

9.  INCOME TAX (cont'd)

    reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:


                                               2000      1999         1998


    Income tax at federal statutory rate    $     -   $(258,980)  $ 429,848
    Effect of tax exempt investment income        -    (123,005)   (232,523)
    State income taxes                            -           -     (18,914)
    Gain on portfolio transfer                    -     817,418           -
    Net operating loss carryforward               -     259,401           -
    Other                                    (4,406)    (18,517)     24,319
                                            -------   ---------   ---------
    Total                                   $(4,406)  $ 676,317   $ 202,730
                                            =======   =========   =========

    Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

10. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

    Under Companies' Bermuda law, AIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2000 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($31,755,586), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2000, $11,841,531 was available to stockholders.

    AIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG Ltd is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2000 and 1999 these requirements have been met. The minimum required statutory capital and surplus was $4,054,329 and $2,436,281 and actual statutory capital and surplus was $17,395,719 and $17,449,018 at December 31, 2000 and 1999. The
    minimum required level of liquid assets was $31,327,349 and $20,545,481 and actual liquid assets were $58,398,258 and $44,812,394 at December 31, 2000 and 1999, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------

                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Of AmerInst Insurance Group, Ltd.

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2000 and for the year then ended and have issued our report thereon dated March 9, 2001; such financial statements and report are included on page 17 of this Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index on page 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 9, 2001

INVESTMENTS--SCHEDULE I

                        AmerInst Insurance Group, Ltd.
                      Consolidated Summary of Investments
                            as of December 31, 2000

                                                                 Amount at which
                                                     Market       shown in the
Type of investment                  Cost (1)          Value       Balance Sheet
- ------------------                 -----------     -----------   ---------------
Fixed maturity investments:
  Bonds:
    United States Government and
     Agencies and authorities      $19,638,818     $20,213,654     $20,213,654
    States, municipalities and
     political subdivisions          7,312,200       7,435,347       7,435,347
    All other corporate bonds        2,712,944       2,706,100       2,706,100
                                   -----------     -----------     -----------
      Total fixed maturities        29,663,962      30,355,101      30,355,101
                                   -----------     -----------     -----------
Equities:
  Common stocks:
    Bank, trust and insurance
     companies                       1,518,659       1,919,113       1,919,113
    Industrial, miscellaneous
     and all other                  12,269,550      13,553,191      13,553,191
                                   -----------     -----------     -----------
      Total equities securities     13,788,209      15,472,304      15,472,304
                                   -----------     -----------     -----------
Total investments                  $43,452,171     $45,827,405     $45,827,405
                                   ===========     ===========     ===========

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

- ------------------------------------------------------------------------------

AMERINST INSURANCE GROUP, LTD.

REINSURANCE--SCHEDULE IV

Year Ended       Column A     Column B   Column C   Column D   Column E    Column F
- ----------       --------     --------   --------   --------   --------    --------
                                                                          % Assumed
                                Gross     Ceded to  Assumed      Net        To Net
                  Line of      Premium     Other    Premiums   Premiums     Premiums
                 Business      Written   Companies   Written    Written      Written
                 --------      --------  ---------  ---------  ---------    ---------
12/31/00        Professional
                 Liability        -              -  6,276,434  6,276,434      100.0%
12/31/99        Professional
                 Liability        -        182,959  5,847,122  6,030,081       96.9%
12/31/98        Professional
                 Liability        -        131,250  6,377,225  6,508,475       97.9%

Note: For description on the insurance program and further detail on ceded premium adjustments and assumed premiums written and earned--see Note B of the audited financial statements.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2001                    AMERINST INSURANCE GROUP, LTD.
        -------------

                                          By:  /s/ W. Paul Bailie
                                               ---------------------------
                                               W. Paul Bailie, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

      Signature                            Title                                   Date
      ---------                            -----                                   ----
/s/ W. Paul Bailie               President and Director                       April 2, 2001
- ------------------------           (Principal Executive Officer)              -------------
W. Paul Bailie

/s/ Richard Lowther              Vice-President, Treasurer                    April 2, 2001
- ------------------------            and Director                              -------------
Richard Lowther                     (Principal Financial and
                                      Accounting Officer)

/s/ Ronald S. Katch              Director and Chairman                        April 2, 2001
- ------------------------            of the Board                              -------------
Ronald S. Katch

/s/ Bruce W. Breitweiser         Director and Vice-Chairman                   April 2, 2001
- ------------------------            of the Board                              -------------
Bruce W. Breitweiser

/s/ Jerome A. Harris             Secretary and Director                       April 2, 2001
- -----------------------                                                       -------------
Jerome A. Harris

/s/ David N. Thompson            Asst. Secretary and Director                 April 2, 2001
- -----------------------                                                       -------------
David N. Thompson

/s/ Irvin F. Diamond             Director                                     April 2, 2001
- -----------------------                                                       -------------
Irvin F. Diamond

/s/ Jeffry I. Gillman            Director                                     April 2, 2001
- -----------------------                                                       -------------
Jeffry I. Gillman

/s/ Jerrell A. Atkinson          Director                                     April 2, 2001
- -----------------------                                                       -------------
Jerrell A. Atkinson

                               INDEX TO EXHIBITS
                         YEAR ENDED DECEMBER 31, 2000

Exhibit
Number    Description
- ------    -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No.
          1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July
          1, 1998 (10) Management Agreement between USA Offshore
          Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June
          2, 2000 (12).
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (filed herewith)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company and AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12 Trust Agreement among AIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (filed herewith)
10.13 Investment Counsel Agreement between AIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (filed herewith)
21        Subsidiaries of the Registrant (1)
- ----------------------------

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

AMERINST INSURANCE GROUP, INC.

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