Form 10-Q
period 2001-03-31
AMERINST INSURANCE GROUP LTD
filed 2001-05-15
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15 (d) of the Securities
      Exchange Act of 1934.

     For the Quarterly period ended March 31, 2001.

[_]  Transition report pursuant to section 13 or 15 (d) of the Securities
      Exchange Act of 1934.

     For the transition period from ____________________ to __________________ .


                       Commission file number 000-28249


                        AMERINST INSURANCE GROUP, LTD.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              BERMUDA                                       98-020-7447
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)
     C/O USA Offshore Management,
The Vallis Building, 58 Par-la-Ville Road,
 PO Box HM 1838, Hamilton HMHX, Bermuda
(Address of Principal Executive Offices)                     (Zip Code)


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

                               [X] YES    [_] NO

Number of shares of common stock outstanding:

                                                      Number outstanding
               Class                                  as of May 1, 2001
----------------------------------------              ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                    318,014

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                               As of          As of
                                                             March 31,     December 31,
ASSETS                                                          2001          2000
                                                            -----------    -----------
INVESTMENTS
 Fixed maturity investments, at market value..............  $30,916,054    $30,355,101
 Equity securities, at market value.......................   14,625,776     15,472,304
                                                            -----------    -----------
  TOTAL INVESTMENTS.......................................   45,541,830     45,827,405

 Cash and cash equivalents................................    2,471,727      2,061,333
 Assumed reinsurance premiums receivable..................      202,515        115,256
 Reinsurance balances recoverable.........................      674,223        674,223
 Fund deposit with a reinsurer............................      108,000        108,000
 Accrued investment income................................      361,461        460,285
 Deferred policy acquisition costs........................      884,248        795,007
 Federal income taxes receivable..........................      504,658        529,429
 Prepaid expenses and other assets........................      131,534        159,800
                                                            -----------    -----------

  TOTAL ASSETS............................................  $50,880,196    $50,730,738
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses...............  $28,106,618    $27,703,085
 Unearned premiums........................................    3,102,624      2,789,499
 Reinsurance balances payable.............................      174,833        306,529
 Accrued expenses and other liabilities...................      641,171        543,793
 Due to Broker............................................           --        412,680
                                                            -----------    -----------

  TOTAL LIABILITIES.......................................   32,025,246     31,755,586
                                                            -----------    -----------

SHAREHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares authorized:
  2001 and 2000: 331,751 issued and outstanding...........      331,751        331,751
 Additional paid-in capital...............................    6,801,870      6,801,870
 Retained earnings........................................    9,707,475      9,818,445
 Accumulated other comprehensive income...................    2,514,738      2,375,234
 Treasury stock (13,737 and 9,758 shares) at cost.........     (500,884)      (352,148)
                                                            -----------    -----------

  TOTAL SHAREHOLDERS' EQUITY..............................   18,854,950     18,975,152
                                                            -----------    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $50,880,196    $50,730,738
                                                            ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             AND RETAINED EARNINGS
                                  (Unaudited)

                                                                                   Three Months   Three Months
                                                                                       Ended         Ended
                                                                                      March 31,     March 31,
                                                                                        2001          2000
                                                                                     ----------    -----------
REVENUE
 Premiums earned.................................................................    $1,654,406    $ 1,660,158
 Net investment income...........................................................       538,838        623,574
 Net realized capital gain.......................................................       232,551        288,179
                                                                                     ----------    -----------
   Total revenue.................................................................     2,425,795      2,571,911

LOSSES AND EXPENSES
 Losses and loss adjustment expense..............................................     1,571,687      1,826,172
 Policy acquisition costs........................................................       491,180        473,146
 Operating and management expenses...............................................       265,761        289,302
                                                                                     ----------    -----------

   Total losses and expenses.....................................................     2,328,628      2,588,620
                                                                                     ----------    -----------

Income (loss) before income taxes................................................        97,167        (16,709)
 Provision for income taxes......................................................            --             --
                                                                                     ----------    -----------

Income (loss) before cumulative effect of a change in accounting principle.......        97,167        (16,709)
 Cumulative effect on prior years of retroactive
  application of new statement of position, net of tax...........................            --             --
                                                                                     ----------    -----------

NET INCOME (LOSS)................................................................        97,167        (16,709)
                                                                                     ----------    -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX
 Net unrealized holding gains (losses) arising during the period.................        372,005      (393,360)
 Less:  reclassification adjustment for gains and losses included in net income..       (232,551)     (288,179)
                                                                                     ----------    -----------

 OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX...................................       139,504       (681,539)
                                                                                     ----------    -----------

 COMPREHENSIVE INCOME (LOSS).....................................................    $  236,671    $  (698,248)
                                                                                     ==========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD...........................................    $9,818,445    $11,322,139
Net income (loss)................................................................        97,167        (16,709)
Dividends paid...................................................................      (208,137)      (215,615)
Excess of purchase price on stock redemptions....................................            --           (858)
                                                                                     ----------    -----------
RETAINED EARNINGS, END OF PERIOD.................................................    $9,707,475    $11,088,957
                                                                                     ==========    ===========

Per share amounts
 Income (loss) before cumulative effect of a change
  in accounting principle........................................................    $     0.31    $     (0.05)
 Cumulative effect on prior years of retroactive
  application of new statement of position.......................................            --             --
                                                                                     ----------    -----------
    Net income (loss)............................................................    $     0.31    $     (0.05)
                                                                                     ==========    ===========

 Dividends paid..................................................................    $     0.65    $      0.65
                                                                                     ==========    ===========
 Weighted average number of shares
  outstanding for the entire period..............................................       318,014        331,734
                                                                                     ==========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months   Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                           2001         2000
                                                       -----------   ------------
OPERATING ACTIVITIES
Net Cash Provided (Used) by Operating Activities....   $   169,767   $    907,979
                                                       -----------   ------------
INVESTING ACTIVITIES
 Purchases of investments...........................    (4,142,743)   (12,148,122)
 Proceeds from sales and maturities of investments..     4,648,152      9,378,615
                                                       -----------   ------------
Net Cash Provided (Used) by Investing Activities....       505,409     (2,769,507)
                                                       -----------   ------------
FINANCING ACTIVITIES
 Redemption of shares...............................            --         (1,733)
 Purchase of Treasury Shares........................       (56,645)            --
 Dividends paid.....................................      (208,137)      (215,615)
                                                       -----------   ------------
Net Cash Used by Financing Activities...............      (264,782)      (217,348)
                                                       -----------   ------------
INCREASE (DECREASE) IN CASH.........................   $   410,394   $ (2,078,876)
                                                       ===========   ============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (AIG) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2000 and notes thereto, included in the Registrant's annual report as of that date.

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 became effective in the first quarter of 2001 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that SFAS 133 does not have a material impact on the Company's financial position or results of operations.


Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     Net income of $97,167 was recorded for the first quarter of 2001 in comparison to a net loss of $(16,709) for the same period of 2000. Earned premiums for the first quarter of 2001 amounted to $1,654,406 as compared to $1,660,158 for the first quarter of 2000. The change of $5,752 represents a less than 1% decrease. Premium written in the first quarter of 2000 were $1,967,531 as compared to $1,840,751 for the same period in 2000. The increase is due to the continued growth of the AICPA Plan, due to an increase in the number of insureds under the AICPA Plan and from certain rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     The loss ratio for the first quarter of 2001 was 95% as compared to 110% for the same period of 2000. The loss ratio of 95% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. Losses incurred in the first quarter of 2001 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 2000 was 95%.

AMERINST INSURANCE GROUP, LTD.

     Policy acquisition costs of $491,180 were expensed in the first quarter of 2001 as compared to $473,146 for the same period of 2000, an increase of 3.8%. Such costs as a percentage of premiums earned are 29.7% and 28.5% for the quarters ended March 31, 2001 and 2000, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements, plus federal excise taxes at 1% of gross premium assumed. The federal excise taxes were included in operating and management expenses in the quarter ended March 31, 2000, whereas they are included in the policy acquisition costs for the quarter ended March 31, 2001.

     These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(674,222) for the first quarter of 2001 as compared to $(928,462) for the same period of 2000. The more favorable results in 2001 is due to a decrease in the losses incurred.

     Investment yield of 4.5%, consisting of interest and dividend income, represents a decrease from the 5.4% return earned in the first quarter of 2000 and the 4.6% return earned throughout 2000. The lower yield trend in recent periods is attributable to the increase in equity holdings. Sales of securities during the first quarter of 2001 resulted in realized capital gains of $232,551 as compared to gains of $288,179 in the first quarter of 2000. Gains recorded in the first quarter of 2001 primarily relate to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.


FINANCIAL CONDITION AND LIQUIDITY

     As of March 31, 2001, total invested assets amounted to $45,541,830, a decrease of $285,575 or 0.6% from $45,827,405 at December 31, 2000. Cash balances increased from $2,061,333 at December 31, 2000 to $2,471,727 at March 31, 2001, an increase of $410,394, or 19.9%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at March 31, 2001 was 1.49:1, compared to a ratio of 1.50:1 at March 31, 2000.

     Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. At March 31, 2001 the balance was $202,515 and at December 31, 2000, the balance was $115,256. Reinsurance balances payable represents current losses payable to the reinsurer. At December 31, 2000 the balance was $306,529 and at March 31, 2001, the balance was $174,833. These balances fluctuate due to timing of renewal premiums written, as well as remittances and receipts.

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. To date, Investco has purchased 13,737 Common Shares for an aggregate purchase price of $500,884. The Company paid its twenty-third consecutive quarterly dividend of $0.65 per share during the first quarter of 2001.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at March 31, 2001 and December 31, 2000 respectively.

                                      Market Value  Market Value
                                       03/31/2001    12/31/2000
                                      ------------  ------------
Fixed Income Portfolio
-----------------------
Due in 1 year or less                 $ 1,022,604  $ 1,243,600
Due after 1 year through 5 years        5,344,205    4,263,499
Due after 5 years through 10 years      2,208,180    3,485,064
Due after ten years                     1,310,135    1,149,284
                                      -----------  -----------
            Sub-total                 $ 9,885,124  $10,141,447
Mortgage backed securities and
  Obligations of U.S. government
  Corporations and agencies           $21,030,930  $20,213,654
                                      -----------  -----------

          Total Fixed-Income          $30,916,054  $30,355,101
                                      ===========  ===========
          Total Equities              $14,625,776  $15,472,304
                                      ===========  ===========
          Total Investments           $45,541,830  $45,827,405
                                      ===========  ===========

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

      As discussed in more depth in our Annual Report on Form 10-K for the fiscal year ending December 31, 2000, the principal purpose for the formation and operation of the Company and its wholly owned subsidiaries, including AmerInst Insurance Company, Ltd. ("AIC Ltd."), is to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. With its operations now based in Bermuda, the Company continues to pursue AIIG's mission and purpose.

AMERINST INSURANCE GROUP, LTD.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits

  See Index to Exhibits immediately following the signature page.

  (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                            AMERINST INSURANCE GROUP, LTD.
                                            ------------------------------
                                                      (Registrant)



May 15, 2001   /s/ Richard Lowther
               --------------------------------------------
               Richard Lowther
               (Vice President and Chief Financial Officer,
               duly authorized to sign this Report in such
               capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended March 31, 2001


Exhibit
Number    Description
-------   -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12)
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AIC Ltd., Harris Trust and Savings Bank and the Bank of New York dated as of May 8, 2000 (13)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12     Trust Agreement among AIC Ltd., Continental Casualty Company and
          Chase Manhattan Bank dated as of December 21, 2000 (13)
10.13     Investment Counsel Agreement between AIC Ltd. and Northwest
          Investment Management, Inc. dated August 1, 2000 (13)
---------------------------

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

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(12) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(13) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.