Form 10-Q
period 2001-06-30
AMERINST INSURANCE GROUP LTD
filed 2001-08-14
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Quarterly period ended June 30, 2001.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________________ to __________________.

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

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                         Number outstanding
                 Class                                  as of August 10, 2001
                 -----                                  ---------------------
 COMMON SHARES, PAR VALUE $1.00 PER SHARE                       315,258

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                                   As of          As of
                                                  June 30,     December 31,
ASSETS                                              2001           2000
                                                -----------    ------------
INVESTMENTS
 Fixed maturity investments, at market value..  $30,355,245    $30,355,101
 Equity securities, at market value...........   16,554,957     15,472,304
                                                -----------    -----------
  TOTAL INVESTMENTS...........................   46,910,202     45,827,405

 Cash and cash equivalents....................    2,027,277      2,061,333
 Assumed reinsurance premiums receivable......      687,385        115,256
 Reinsurance balances recoverable.............      674,223        674,223
 Fund deposit with a reinsurer................      108,000        108,000
 Accrued investment income....................      491,527        460,285
 Deferred policy acquisition costs............      734,282        795,007
 Federal income taxes receivable..............      504,658        529,429
 Prepaid expenses and other assets............      172,434        159,800
                                                -----------    -----------

  TOTAL ASSETS................................  $52,309,988    $50,730,738
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses...  $28,679,872    $27,703,085
 Unearned premiums............................    2,576,429      2,789,499
 Reinsurance balances payable.................    1,107,942        306,529
 Accrued expenses and other liabilities.......      481,899        543,793
 Due to broker................................           --        412,680
                                                -----------    -----------

  TOTAL LIABILITIES...........................   32,846,142     31,755,586
                                                -----------    -----------

SHAREHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares
  authorized, 2001 and 2000:  331,751 issued
  and outstanding.............................      331,751        331,751
 Additional paid-in capital...................    6,801,870      6,801,870
 Retained earnings............................    9,432,012      9,818,445
 Accumulated other comprehensive income.......    3,460,776      2,375,234
 Treasury Stock (15,534 and 9,758 shares) at
  cost........................................     (562,563)      (352,148)
                                                -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY..................   19,463,846     18,975,152
                                                -----------    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..  $52,309,988    $50,730,738
                                                ===========    ===========


See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS, COMPREHENSIVE INCOME
                            AND RETAINED EARNINGS
                                  (Unaudited)


                                                                           Six Months     Six Months   Three Months    Three Months
                                                                             Ended           Ended         Ended          Ended
                                                                         June 30, 2001  June 30, 2000  June 30, 2001   June 30, 2000
                                                                         -------------  -------------  -------------   -------------


Revenue
  Premiums earned......................................................   $3,155,618     $ 3,312,596     $1,501,212    $ 1,652,438
  Net investment income................................................    1,216,604       1,128,663        677,766        505,089
  Net realized capital gain............................................      249,269         324,691         16,718         36,512
                                                                          ----------     -----------     ----------    -----------

    Total Revenue......................................................    4,621,491       4,765,950      2,195,696      2,194,039

Losses And Expenses
  Losses and loss adjustment expenses..................................    3,149,143       3,643,855      1,577,456      1,817,685
  Commissions expense..................................................      928,777         944,162        437,597        471,016
  Other operating and management expenses..............................      515,827         646,323        250,066        357,021
                                                                          ----------     -----------     ----------    -----------

    Total Losses And Expenses..........................................    4,593,747       5,234,340      2,265,119      2,645,722
                                                                          ----------     -----------     ----------    -----------

Net Income (Loss)......................................................   $   27,744     $  (468,390)    $  (69,423)   $  (451,683)

Other Comprehensive Income
  Net unrealized holding gain (loss)
    arising during the period..........................................    1,334,811          59,413        962,756       (452,773)
  Less:  reclassification adjustment for gains
    included in net income.............................................     (249,269)       (324,691)       (16,718)       (36,512)
                                                                          ----------     -----------     ----------    -----------

  Other Comprehensive Income (loss)....................................    1,085,542        (265,278)       946,038       (416,261)
                                                                          ----------     -----------     ----------    -----------

Comprehensive Income (Loss)............................................   $1,113,286     $  (733,668)    $  876,615    $  (867,944)
                                                                          ==========     ===========     ==========    ===========

Retained Earnings, Beginning Of Period.................................   $9,818,445     $11,322,139     $9,707,475    $11,088,957
Net income (loss)......................................................       27,744        (468,390)       (69,423)      (451,683)
Dividends paid.........................................................     (414,177)       (431,231)      (206,040)      (215,615)
Excess of purchase price on stock redemptions..........................           --         (18,328)            --        (17,469)
                                                                          ----------     -----------     ----------    -----------

Retained Earnings, End Of Period.......................................   $9,432,012     $10,404,190     $9,432,012    $10,404,190
                                                                          ==========     ===========     ==========    ===========

Net earnings (loss) per share..........................................   $     0.09     $     (1.42)    $    (0.22)   $     (1.36)
                                                                          ==========     ===========     ==========    ===========

Dividends paid.........................................................   $     1.30     $      1.30     $     0.65    $      0.65
                                                                          ==========     ===========     ==========    ===========

Weighted average number of shares outstanding for the entire
  period...............................................................      319,088         330,770        317,115        330,770
                                                                          ==========     ===========     ==========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                      Six Months     Six Months
                                                         Ended         Ended
                                                       June 30,       June 30,
                                                         2001           2000
                                                      -----------   ------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities..........   $   622,054   $   (596,395)
                                                      -----------   ------------
INVESTING ACTIVITIES
 Purchases of investments..........................    (7,406,624)   (19,868,152)
 Proceeds from sales and maturities of investments.     7,226,371     16,413,612
                                                      -----------   ------------
Net Cash Used by Investing Activities..............      (180,253)    (3,454,540)
                                                      -----------   ------------
FINANCING ACTIVITIES
 Redemption of shares..............................            --        (42,852)
 Purchase of Treasury stock........................       (61,680)            --
 Dividends paid....................................      (414,177)      (431,231)
                                                      -----------   ------------
Net Cash Used by Financing Activities..............      (475,857)      (474,083)
                                                      -----------   ------------
(DECREASE) IN CASH.................................   $   (34,056)  $ (4,525,018)
                                                      ===========   ============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) June 30, 2001

OVERVIEW

The primary purpose of AmerInst Insurance Group, Ltd. ("AIG" or the "Company") and its subsidiaries is to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing, and availability of accountant's professional liability insurance. The sole business activity of the Company's wholly owned subsidiary, AmerInst Insurance Company Ltd. ("AIC Ltd.") is to act as a reinsurer of professional liability insurance policies that are issued under the AICPA Professional Liability Insurance Plan (the "AICPA Plan").

On December 2, 1999, the Company and its predecessor entity, AmerInst Insurance Group, Inc. ("AIIG"), consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued Common Shares of the Company. AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued Common Shares of the Company.

As discussed in more depth in our Annual Report on Form 10-K for the fiscal year ending December 31, 1999, the principal purpose for the formation and operation of the Company and its wholly owned subsidiaries, including AIC Ltd., was to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2000 and notes thereto, included in the Registrant's annual report as of that date.

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 2001 to three months ended June 30, 2000: A net loss of $(69,423) was recorded for the second quarter of 2001 in comparison to a net loss of $(451,683) for the same period of 2000. The decrease in the net loss is primarily due to a decrease in incurred losses. Earned premiums for the second quarter of 2001 amounted to $1,501,212 as compared to $1,652,438 for the second quarter of 2000, a decrease of $151,226 or 9.2%. Premiums written for the three months ended June 30, 2001 were $975,017, as compared to $1,036,007 for the second quarter of 2000, a decrease of $60,990 or 5.9%.

The loss ratio for the second quarter of 2001 was 105% as compared to 110% for the same period of 2000. The loss ratio of 105% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary. Losses recorded in the second quarter of 2001 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 2000 was 95%.

Policy acquisition costs of $437,597 were expensed in the second quarter of 2001 as compared to $471,016 for the same period of 2000, a decrease of $33,419 or 7.1%. Such costs as a percentage of premiums earned are 29.1% and 23.1% for the quarters ended June 30, 2001 and 2000, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements, plus federal excise taxes at 1% of gross premium assumed. The federal excise taxes were included in operating and management expenses in the quarter ended June 30, 2000, whereas they are included in the policy acquisition costs for the quarter ended June 30, 2001.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(763,907)for the second quarter of 2001 as compared to $(993,284) for the same period of 2000, a decrease of $229,377 or 23.1%. The decrease is due to a decrease in the recorded losses and other operating and management expenses.

Investment yield for the second quarter of 2001 was 5.6%, consisting of interest and dividend income, and represents an increase from the 4.8% return earned in the second quarter of 2000. Sales of securities during the second quarter of 2001 resulted in realized capital gains of $16,718, as compared to gains of $36,512 in the second quarter of 2000. Gains recorded in the second quarter of 2001 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2001 compared to six months ended June 30, 2000: Net income of $27,744 was recorded for the six months ended June 30, 2001 in comparison to a net loss of $468,390 for the six months ended June 30, 2000. The improved results are due to a decrease of incurred losses and other operating and management expenses.

AMERINST INSURANCE GROUP, LTD.

Sales of securities during the six months ended June 30, 2001 resulted in realized capital gains of $249,269 as compared to $324,691 in the same period of 2000. Gains recorded in 2001 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through June 30, 2001 was $1,216,604 compared to $1,128,663 for the same period of 2000. Investment yield for the six months period was approximately 5.0% as compared to 4.8% for the first six months of 2000.

Earned premiums for the first six months of 2001 amounted to $3,155,618 as compared to $3,312,596 for 2000. The change of $156,978 represents a 4.7% decrease. The decrease in earned premiums is attributable to the fluctuation of effective dates of policies written in the comparative periods. Premiums written in the six months ended June 30, 2001 were $2,942,548 as compared to $2,876,758 for the same period in 2000, an increase of $65,790 or 2.3%. The increase is due to the continued growth of the AICPA Plan, an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first six months of 2001 was 99.8% as compared to 110% for the same period of 2000. The loss ratio of 99.8% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary.

AMERINST INSURANCE GROUP, LTD.

Losses incurred through June 30, 2001 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate.

Policy acquisition costs of $928,777 were expensed in the first six months of 2001 as compared to $944,162 for the same period of 2000, a decrease of 1.6%. Such costs as a percentage of premiums earned are 29.4% and 28.5% for the six-month periods ended June 30, 2001 and 2000, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements, plus federal excise taxes at 1% of gross premium assumed. The federal excise taxes were included in operating and management expenses in the six months ended June 30, 2000, whereas they are included in the policy acquisition costs for the six months ended June 30, 2001. These fluctuations combined to result in a net underwriting loss of $(1,438,129) for the six month period as compared to $(1,921,744) for the same period in 2000, a decrease of $483,615 or 25.2%. The more favorable underwriting results in 2001 are due to the loss ratio of 99.8% in 2001, compared to 110% in 2000.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2001, total invested assets amounted to $46,910,202, an increase of $1,082,797 or 2.3% from $45,827,405 at December 31, 2000. Cash balances decreased from $2,061,333 at December 31, 2000 to $2,027,277 at June 30, 2001, a
decrease of $34,056, or 1.6%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at June 30, 2001 was 1.49:1, compared to a ratio of .94:1 at June 30, 2000.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. Reinsurance balances payable represents current losses payable to the reinsurer. At June 30, 2001 the balance was $687,385, and at December 31, 2000 the balance was $115,256. Reinsurance balances payable represents current losses payable to the reinsurer. At December 31, 2000 the balance was $306,529 and at June 30, 2001, the balance was $1,107,942. These balances fluctuate due to timing of renewal premiums written, as well as remittances and receipts.

On June 1, 2000, the Board of Directors of AmerInst Investment Company Ltd. ("Investco"), a wholly owned subsidiary of the Company which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to repurchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Under these programs, Investco has purchased 15,534 Common Shares for an aggregate purchase price of $562,263. The Company paid its twenty-fourth consecutive quarterly dividend of $0.65 per share during the second quarter of 2001.

AMERINST INSURANCE GROUP, LTD.

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

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at June 30, 2001 and December 31, 2000 respectively.


                                     Market Value  Market Value
                                      06/30/2001    12/31/2000
                                     ------------  ------------
Fixed Income Portfolio
-----------------------
Due in 1 year or less                 $   198,290  $ 1,243,600
Due after 1 year through 5 years        4,592,337    4,263,499
Due after 5 years through 10 years      3,688,630    3,485,064
Due after ten years                     1,381,536    1,149,284
                                      -----------  -----------
         Sub-total                    $ 9,860,793  $10,141,447
Mortgage backed securities and
   Obligations of U.S. government
Corporations and agencies             $20,494,452  $20,213,654
                                      -----------  -----------

  Total Fixed-Income                  $30,355,245  $30,355,101
                                      ===========  ===========
  Total Equities                      $16,554,957  $15,472,304
                                      ===========  ===========
    Total Investments                 $46,910,202  $45,827,405
                                      ===========  ===========

AMERINST INSURANCE GROUP, LTD.

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 31, 2001, the Company held its Annual General Meeting of Shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1. the proposal to elect Jerome A. Harris, David N. Thompson and Richard Lowther as directors of the Company to serve for a term expiring at the 2004 Annual General Meeting of Shareholders; and

2. the proposal to re-appoint Deloitte & Touche as the Company's independent auditors.

The following table provides the number of votes cast for or against, as well as the number of abstentions, as to each matter submitted to a vote of stockholders at the meeting.


Matter                                      For       Against     Abstain
------                                      ---       -------     -------
Election of each of the following
individuals as directors of the
Company:

  Jerome A. Harris                        116,489        345       6,053
  David N. Thompson                       116,797         37       6,053
  Richard Lowther                         116,299        535       6,053

Appointment of Deloitte & Touche
as the Company's independent auditors     110,408      8,045       4,434
                                          -------      -----       -----
Part II, Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.
     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


                                     AMERINST INSURANCE GROUP, LTD.
                                     ------------------------------
                                            (Registrant)



August 14, 2001    /s/ Richard Lowther
                --------------------------------
                Richard Lowther
                (Vice President and Chief Financial Officer,
                duly authorized to sign this Report in such
                capacity and on behalf of the Registrant.)