Form 10-Q
period 2001-09-30
AMERINST INSURANCE GROUP LTD
filed 2001-11-14
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

       For the Quarterly period ended September 30, 2001.

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

       For the transition period from __________________ to ___________________.

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

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                          Number outstanding
                 Class                                  as of November 5, 2001
                 -----                                  ----------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                       312,710

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                              As of           As of
                                                           September 30,   December 31,
ASSETS                                                         2001            2000
                                                           -------------   ------------
INVESTMENTS
 Fixed maturity investments, at market value ...........    $31,257,057     $30,355,101
 Equity securities, at market value ....................     14,915,689      15,472,304
                                                            -----------     -----------
  TOTAL INVESTMENTS ....................................     46,172,746      45,827,405

 Cash and cash equivalents .............................      1,260,473       2,061,333
 Assumed reinsurance premiums receivable ...............      1,934,702         115,256
 Reinsurance balances recoverable ......................        674,223         674,223
 Fund deposit with a reinsurer .........................        108,000         108,000
 Accrued investment income .............................        345,711         460,285
 Deferred policy acquisition costs .....................        782,272         795,007
 Federal income taxes receivable .......................        504,658         529,429
 Prepaid expenses and other assets .....................        143,334         159,800
                                                            -----------     -----------

  TOTAL ASSETS .........................................    $51,926,119     $50,730,738
                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses ............    $28,883,217     $27,703,085
 Unearned premiums .....................................      2,744,813       2,789,499
 Reinsurance balances payable ..........................      1,524,781         306,529
 Accrued expenses and other liabilities ................        500,176         543,793
 Due to broker .........................................             --         412,680
                                                            -----------     -----------

  TOTAL LIABILITIES ....................................     33,652,987      31,755,586
                                                            -----------     -----------

SHAREHOLDERS' EQUITY
 Common shares, $1 par value, 500,000 shares authorized,
  2001 and 2000:  331,751 issued and outstanding .......        331,751         331,751
 Additional paid-in capital ............................      6,801,870       6,801,870
 Retained earnings .....................................      9,324,897       9,818,445
 Accumulated other comprehensive income ................      2,452,689       2,375,234
 Treasury Stock (17,758 and 9,758 shares) at cost ......       (638,075)       (352,148)
                                                            -----------     -----------
  TOTAL SHAREHOLDERS' EQUITY ...........................     18,273,132      18,975,152
                                                            -----------     -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........    $51,926,119     $50,730,738
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

                         AMERINST INSURANCE GROUP, LTD.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        OPERATIONS, COMPREHENSIVE INCOME
                              AND RETAINED EARNINGS
                                   (Unaudited)




                                                         Nine Months     Nine Months      Three Months   Three Months
                                                             Ended          Ended            Ended          Ended
                                                         Sept. 30, 2001  Sept.30, 2000    Sept.30, 2001   Sept.30, 2000
                                                         --------------  --------------   -------------   -------------
Revenue
 Premiums earned ......................................   $  4,756,478    $  4,808,861    $  1,600,860    $  1,496,264
 Net investment income ................................      1,702,203       1,742,837         485,599         614,174
 Net realized capital gain ............................        367,480         363,170         118,211          38,479
                                                          ------------    ------------    ------------   -------------

    Total Revenue .....................................      6,826,161       6,914,868       2,204,670       2,148,917

Losses And Expenses

 Losses and loss adjustment expenses ..................      4,667,550       5,289,341       1,518,407       1,645,486
 Commissions expense ..................................      1,402,714       1,370,596         473,937         426,435
 Other operating and management expenses ..............        630,394         959,660         114,567         313,337
                                                          ------------    ------------    ------------   -------------

    Total Losses And Expenses .........................      6,700,658       7,619,597       2,106,911       2,385,258
                                                          ------------    ------------    ------------   -------------

Net Income (Loss) before income taxes .................        125,503        (704,729)         97,759        (236,341)
Provision for income tax benefit ......................             --          (4,404)             --          (4,404)
                                                          ------------    ------------    ------------   -------------

Net Income (Loss) .....................................   $    125,503    $   (700,325)   $     97,759    $   (231,937)

Other Comprehensive Income (Loss)
   Net unrealized holding gain (loss)
    arising during the period .........................        444,935       1,041,533        (889,876)        982,393
   Less:  reclassification adjustment for gains
    included in net income ............................       (367,480)       (363,170)       (118,211)        (38,479)
                                                          ------------    ------------    ------------   -------------

 Other Comprehensive Income(Loss) .....................         77,455         678,363      (1,008,087)        943,914
                                                          ------------    ------------    ------------   -------------

Comprehensive Income (Loss) ...........................   $    202,958    $    (21,962)   $   (910,328)   $    711,977
                                                          ============    ============    ============   =============

Retained Earnings, Beginning Of Period ................   $  9,818,445    $ 11,322,139    $  9,432,012    $ 10,404,190
Net income (loss) .....................................        125,503        (700,325)         97,759        (231,937)
Dividends paid ........................................       (619,051)       (646,846)       (204,874)       (215,615)
Excess of purchase price on stock redemptions .........             --              --              --          18,330
                                                          ------------    ------------    ------------   -------------

Retained Earnings, End Of Period ......................   $  9,324,897    $  9,974,968    $  9,324,897    $  9,974,968
                                                          ============    ============    ============   =============



Net earnings (loss) per share .........................   $       0.39    $      (2.13)   $       0.31   $       (0.70)
                                                          ============    ============    ============   =============

Dividends paid ........................................   $       1.95    $       1.95    $       0.65   $        0.65
                                                          ============    ============    ============   =============

 Weighted average number of shares
  outstanding for the entire period ...................        317,993         329,060         315,105         329,060
                                                          ============    ============    ============   =============


 See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months        Nine Months
                                                              Ended              Ended
                                                            Sept. 30,          Sept. 30,
                                                              2001               2000
                                                          ------------       ------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities .............   $   (367,559)      $    528,283
                                                          ------------       ------------
INVESTING ACTIVITIES
  Purchases of investments ............................    (11,602,618)       (43,400,375)
  Proceeds from sales and maturities of investments ...     11,867,264         39,858,253
                                                          ------------       ------------
Net Cash Provided by (Used by) Investing Activities ...        264,646         (3,542,122)
                                                          ------------       ------------
FINANCING ACTIVITIES
  Purchase of treasury stock ..........................        (78,896)                --
  Dividends paid ......................................       (619,051)          (646,846)
                                                          ------------       ------------
Net Cash Used by Financing Activities .................       (697,947)          (646,846)
                                                          ------------       -----------
DECREASE IN CASH ......................................   $   (800,860)      $ (3,660,685)
                                                          ============       ============

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) September 30, 2001

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 2001 to three months ended September 30, 2000:

A net income of $97,759 was recorded for the third quarter of 2001 in comparison to a net loss of $(231,937) for the same period of 2000. The increase in the net income is primarily due to a decrease in incurred losses and an increase in premiums earned. Earned premiums for the third quarter of 2001 amounted to $1,600,860 as compared to $1,496,264 for the third quarter of 2000, an increase of $104,596 or 7.0%. Premiums written for the three months ended September 30, 2001 were $1,769,244, as compared to $1,642,199 for the third quarter of 2000, an increase of $127,045 or 7.7%.

The loss ratio for the third quarter of 2001 was 94.8% as compared to 110% for the same period of 2000. The loss ratio of 94.8% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary. Losses recorded in the third quarter of 2001 do not reflect any development of prior year reserves. The Company's overall loss ratio for the year ended December 31, 2000 was 95%.

AMERINST INSURANCE GROUP, LTD.

Policy acquisition costs of $473,937 were expensed in the third quarter of 2001 as compared to $426,435 for the same period of 2000, an increase of $47,502 or 11.1%. Such costs as a percentage of premiums earned are 29.5% and 28.5% for the quarters ended September 30, 2001 and 2000, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements, plus federal excise taxes at 1% of gross premium assumed. The federal excise taxes were included in operating and management expenses in the quarter ended September 30, 2000, whereas they are included in the policy acquisition costs for the quarter ended September 30, 2001.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(506,051) for the third quarter of 2001 as compared to $(888,994) for the same period of 2000, a decrease of $382,943 or 43.1%. The decrease is due to a decrease in the recorded losses and other operating and management expenses, as well as an increase in premiums earned.

Investment yield for the third quarter of 2001 was 4.1%, consisting of interest and dividend income, and represents a decrease from the 5.2% return earned in the third quarter of 2000. Sales of securities during the third quarter of 2001 resulted in realized capital gains of $118,211, as compared to gains of $38,479 in the third quarter of 2000. Gains recorded in the third quarter of 2001 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000:

Net income of $125,503 was recorded for the nine months ended September 30, 2001 in comparison to a net loss of $(700,325) for the nine months ended September 30, 2000. The improved results are due to a decrease of incurred losses and other operating and management expenses.

Sales of securities during the nine months ended September 30, 2001 resulted in realized capital gains of $367,480 as compared to $363,170 in the same period of 2000. Gains recorded in 2001 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through September 30, 2001 was $1,702,203 compared to $1,742,837 for the same period of 2000.
Investment yield for the nine month period was approximately 4.8% as compared to 4.9% for the first nine months of 2000.

Earned premiums for the first nine months of 2001 amounted to $4,756,478 as compared to $4,808,861 for 2000. The change of $52,383 represents a 1.1% decrease. The decrease in earned premiums is attributable to the fluctuation of effective dates of policies written in the comparative periods. Premiums written in the nine months ended September 30, 2001 were $4,711,792 as compared to $4,518,957 for the same period in 2000, an increase of $192,835 or 4.3%. The increase is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first nine months of 2001 was 98.1% as compared to 110% for the same period of 2000. The loss ratio of 98.1% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary.

AMERINST INSURANCE GROUP, LTD.

Losses recorded through September 30, 2001 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate.

Policy acquisition costs of $1,402,714 were expensed in the first nine months of 2001 as compared to $1,370,596 for the same period of 2000, an increase of 2.3%. Such costs as a percentage of premiums earned are 29.5% and 28.5% for the nine month periods ended September 30, 2001 and 2000, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, plus federal excise taxes at 1% of gross premium assumed. The federal excise taxes were included in operating and management expenses in the nine months ended September 30, 2000, whereas they are included in the policy acquisition costs for the nine months ended September 30, 2001. These fluctuations combined to result in a net underwriting loss of $(1,944,180) for the nine month period as compared to $(2,810,736) for the same period in 2000, a decrease of $866,556 or 30.8%. The more favorable underwriting results in 2001 are due to the loss ratio of 98.1% in 2001, compared to 110% in 2000.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2001, total invested assets amounted to $46,172,746, an increase of $345,341 or 0.8% from $45,827,405 at December 31, 2000. Cash balances decreased from $2,061,333 at December 31, 2000 to $1,260,473 at September 30, 2001, a decrease of $800,860, or 38.9%. The amount of cash on hand fluctuates based on the timing of bond maturities. As bonds mature, the proceeds are temporarily placed in cash until they are reinvested. The ratio of cash and invested assets to total liabilities at September 30, 2001 was 1.41:1, compared to a ratio of 1.51:1 at December 31, 2000.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. At September 30, 2001 the balance was $1,934,702, and at December 31, 2000 the balance was $115,256. Reinsurance balances payable represents current losses payable to the reinsurer. At December 31, 2000 the balance was $306,529 and at September 30, 2001, the balance was $1,524,781. These balances fluctuate due to timing of renewal premiums written, as well as remittances and receipts.

On June 1, 2000, the Board of Directors of the Company's subsidiary, AmerInst Investment Company Ltd. ("Investco"), which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to repurchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization, of which 10,233 have been purchased to date at a cost of $313,883. Such purchases are affected through privately negotiated transactions.

In addition, the Company had a policy of purchasing shares of individuals who have died or retired from the practice of public accounting. On November 11, 2000, the Bermuda Monetary Authority authorized, on an on-going basis, for Investco to purchase Company shares from shareholders who are deceased or retired. To date 7,525 shares have been purchased under this policy at a cost of $324,192.

To date, Investco has purchased a combined total of 17,758 Common Shares for an aggregate purchase price of $638,075, under these programs. In addition, the Company paid its twenty-fifth consecutive quarterly dividend of $0.65 per share during the third quarter of 2001.

AMERINST INSURANCE GROUP, LTD.

INFLATION

The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that the yield is adequate to compensate the Company for the risk of inflation. In addition, the Company anticipates any increase from inflation in the ultimate cost of settling unpaid claims generally will be offset by investment income earned for the benefit of the client during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

Part I, Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level of volatility of interest rates on market values of investment holdings. The Company does not hold or issue derivative financial instruments for either trading or hedging purposes.

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

     c)   Equity Price Risk

     Equity price risk arises from fluctuations in the value of securities held. The Company invests in equity securities in order to diversify its investment portfolio, which management believes will assist the Company to achieve its goal of long-term growth of capital.

Management has adopted investment guidelines that set out rate of return and asset allocation targets, as well as degree of risk and equity investment restrictions to minimize exposure to material risk from changes in equity prices.

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at September 30, 2001 and December 31, 2000 respectively.

                                      Market Value   Market Value
                                       09/30/2001     12/31/2000
                                      ------------   ------------
Fixed Income Portfolio
------------------------
Due in 1 year or less                  $ 1,532,789   $ 1,243,600
Due after 1 year through 5 years         4,780,107     4,263,499
Due after 5 years through 10 years       3,763,725     3,485,064
Due after 10 years                       1,436,527     1,149,284
                                       -----------   -----------
            Sub-total                  $11,513,148   $10,141,447
Mortgage backed securities and
obligations of U.S. government
corporations and agencies              $19,743,909    $20,213,654
                                       -----------   -----------

          Total Fixed-Income           $31,257,057   $30,355,101
                                       ===========   ===========
          Total Equities               $14,915,689   $15,472,304
                                       ===========   ===========
              Total Investments        $46,172,746   $45,827,405
                                       ===========   ===========

AMERINST INSURANCE GROUP, LTD.

Part II, Item 2

Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company's loss reserves, which is necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations; (vii) changes in the legal or regulatory environments in which the Company operates; and (viii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part II, Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Index to Exhibits immediately following the signature page.
      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                     AMERINST INSURANCE GROUP, LTD.
                                     ------------------------------
                                               (Registrant)



November 14, 2001    /s/ Richard Lowther
                     --------------------------------
                     Richard Lowther
                     (Vice President and Chief Financial Officer,
                     duly authorized to sign this Report in such
                     capacity and on behalf of the Registrant.)