Form 10-K405
period 2001-12-31
AMERINST INSURANCE GROUP LTD
filed 2002-04-01
CIK 1065201

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]         Annual report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001.

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

                                 [x] YES [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the common stock held by non-affiliates of the Registrant as of March 5, 2002 was $19,701,602.*

Number of common shares, $1.00 par value per share, outstanding as of March 5, 2002 was 310,947.

*based on book value as of December 31, 2001.

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

     The primary purpose of AIG and its subsidiaries is to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing and availability of accountants' professional liability insurance. The sole business activity of the Company's wholly owned subsidiary, AmerInst Insurance Company, Ltd. ("AIC Ltd.") is to act as a reinsurer of professional liability insurance policies that are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 23,000 accounting firms are insured under the Plan.

     The purposes for the formation and operation of AIG and its wholly owned subsidiaries, AmerInst Mezco, Ltd. ("Mezco"), AmerInst Insurance Company, Ltd. ("AIC Ltd.") and AmerInst Investment Company, Ltd. ("Investco") was to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted AIIG to reorganize its business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, without limitation, (i) the enhanced ability to purchase shares of shareholders who have died or retired from the practice of accounting, as AIIG previously did generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda's standing as a major reinsurance and financial center.

     In the future, AIC Ltd. may want to expand its business, subject to any required regulatory approvals, to include the reinsurance of other lines of coverage. AIG's purpose is more fully described in Note 1 of the audited financial statements included herein.

     The reinsurance activity of AIC Ltd. depends upon agreements entered into with outside parties. From the inception of AIIG, AIG's predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AmerInst Insurance Company ("AIC") provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIC such that AIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIC then began a reinsurance relationship with CNA, taking a 10% participation of the first million dollars of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the "value plan" business from CNA, the "value plan" provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregates for combined losses and expenses.

     AIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AIC Ltd. from its obligation to the ceding companies.

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

     Milliman USA (fka Milliman & Robertson, Inc.), (Liscord, Ward & Roy, Inc. for year-ends prior to December 31, 1998) an independent casualty actuarial consulting firm, has been retained by AIC Ltd. to render advice regarding actuarial matters.

     The law firms of Altheimer & Gray and Conyers, Dill and Pearman have been retained to render advice on legal matters.

     Deloitte & Touche has been retained by AIG as its independent auditor to audit its financial statements. Prior to the Exchange, Johnson Lambert & Co. served as independent auditor for AIIG.

     Butterfield Corporate Services were retained effective January 1, 2001 to provide share transfer agent and share registry services. Prior to January 1, 2001 Computershare, Inc provided these services.

Professional Liability Coverage

     The professional liability policy issued by CGI or CNA and ultimately reinsured by AIC Ltd. (the "Policy") is a Professional Liability Company Indemnity Policy form.

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

     Depending on the insured, defense costs for the policies issued by CNA (and reinsured by AIC Ltd.) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits. Those insureds under the value plan have separate limits for losses and defense costs. There are a few States in which defense costs may not be included within the Policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

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

Bermuda Regulation

     AIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance ("SOI"). In deciding whether to grant registration, the SOI has discretion to act as he thinks fit in the public interest. The SOI is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the SOI may impose conditions relating to the writing of certain types of insurance business.

     An Insurance Advisory Committee appointed by the SOI advises him on matters connected with the discharge of his functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda including reviews of accounting and administrative procedures.

     The Bermuda Act requires, among other things, Bermuda insurance companies to meet and maintain certain standards of solvency, to file periodic reports in accordance with the Bermuda Statutory Accounting Rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify each year that the insurer meets the solvency and capital requirements of the Bermuda Act. Furthermore, the SOI is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

     An insurer's registration may be canceled by the SOI on certain grounds specified in the Bermuda Act, including the failure of the insurer to comply with the obligations of the Bermuda Act or if, in the opinion of the SOI after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Every registered insurer must appoint an independent auditor approved by the SOI who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, which are required to be filed annually with the SOI. The approved auditor may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

     An insurer must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981, as amended, of Bermuda (the "Companies Act").

     The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Bermuda Act, AIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum of solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the SOI a statutory financial return together with a copy of its respective statutory financial statements which includes a report of the independent auditor concerning the statutory financial statements of the insurer, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the SOI from declaring or paying and dividends during the next financial year); (iv) will be prohibited, without the approval of the SOI from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (v) if it appears to the SOI that there is a risk of AIC Ltd. becoming insolvent or that it is in breach of the Bermuda Act or any conditions imposed upon its registration, the SOI may, in addition to the restrictions specified above, direct AIC Ltd. not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the SOI may think fit.

     The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the SOI, do not automatically qualify as advances to affiliates, such as real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, AIC Ltd.'s holding in Investco requires the specific approval of the SOI, which it has received.

     The SOI may appoint an inspector with extensive powers to investigate the affairs of an insurer if the SOI believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the SOI may direct an insurer to produce documents or information in relation to matters connected with the insurer's business.

     If it appears to the SOI that there is a risk of an insurer becoming insolvent or, if the insurer is in breach of the Bermuda Act and the regulations or of any condition imposed on its regulation as an insurer, the SOI may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

     As a Bermuda insurer, AIG is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of the Company is located at The Vallis Building, 58 Par-la-Ville Road, PO Box HM 1838, Hamilton HMHX, Bermuda. The principal representative is USA Offshore Management Ltd. Without a reason acceptable to the SOI an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the SOI is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the SOI setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the SOI relating to a solvency margin or a liquidity or other ratio.

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

     AIC Ltd.'s ability to pay dividends to AIG is subject to the provisions of the Bermuda insurance laws. Under Companies' Bermuda law, AIC Ltd. is prohibited from declaring or paying a dividend at December 31, 2001 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($34,203,703) issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2001, $15,041,715 was available to stockholders.

     AIG's ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2001 and 2000 these requirements have been met as follows:

                               Statutory
                           Capital & Surplus               Liquid Assets
                        Minimum          Actual        Minimum        Actual

December 31, 2001     $4,344,963      $17,214,779    $32,708,085   $60,825,559

December 31, 2000      4,054,329       17,395,719     31,327,349    59,165,517


Customers

     AIC Ltd.'s only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

     AIG, AIC Ltd., Mezco and Investco have no employees. See Note 8, Notes to the Consolidated Financial Statements.

Loss Reserves

     For information concerning AIC Ltd.'s loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Management's Discussion and Analysis of Financial Condition and Results of Operation, Note 3 to the Consolidated Financial Statements, and Note 6 to the Consolidated Financial Statements.

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

     On June 1, 2000 the Board of Directors of Investco, which holds almost all of the company's investment portfolio, authorized it to expend up to $1 million to repurchase outstanding common shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 common shares pursuant to the Board's authorization, of which 11,460 have been purchased as of December 31, 2001 at a cost of $351,018. Such purchases are effected through privately negotiated transactions.

         In addition, as mentioned above, the Company has a policy of purchasing shares of individuals who have died or retired from the practice of public accounting. On November 11, 2000 the Bermuda Monetary Authority authorized, on an on-going basis, Investco to purchase Company shares from shareholders who are deceased or retired. As of December 31, 2001 8,928 shares have been purchased under this policy at a cost of $386,219.

         As of December 31, 2001, Investco has purchased a combined total of 20,388 Common Shares for an aggregate purchase price of $737,237, under these programs.

     As of March 5, 2002, AIG had 2,476 holders of record of its common shares. On August 28, 1995, the Board of Directors of AIIG adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2001, 2000 and 1999, AIG paid cash dividends of $821,556, $855,681 and $863,289, respectively, representing four quarterly payments of $0.65 per share in each year. The declaration of dividends by AIG's Board of Directors is dependent upon AIG's and AIC Ltd.'s capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Bermuda law imposes on AIC Ltd.'s ability to pay dividends, see Licensing and Regulation above.

Item 6.   Selected Financial Data

         The following summary sets forth selected financial data with respect to AIG for the five fiscal years ended December 31, 2001. The balance sheet and income statement data have been derived from AIG's consolidated financial statements which have been audited, for fiscal years through 1998 by Johnson Lambert & Co., AIIG's independent auditors and, for fiscal years 2001, 2000 and 1999 by Deloitte & Touche, AIG's independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data

                                                                               RESTATED
                                                                        -----------------------
                                  2001           2000         1999         1998        1997
                               ----------    -----------   ----------   ----------   ----------
Premiums Earned                $6,400,322    $ 6,544,342  $ 6,388,323   $5,901,939   $6,172,610
Net Investment Income           3,107,964      1,975,560    2,696,132    2,443,995    2,572,539
                               ----------    -----------   ----------   ----------   ----------
Total Revenue                  $9,508,286    $ 8,519,902  $ 9,084,455   $8,345,934   $8,745,149
                               ==========    ===========   ==========   ==========   ==========
Net Income (Loss)              $  751,092    $  (648,013) $(1,438,024)  $1,061,530   $1,482,332
                               ==========    ===========   ==========   ==========   ==========
Basic Earnings (Loss)
 Per Share                     $     2.37    $     (1.98) $     (4.33)  $     3.19   $     4.44
                               ==========    ===========   ==========   ==========   ==========
Cash dividends declared
 per common share              $     2.60    $      2.60   $     2.60   $     2.60   $     2.60
                               ==========    ===========   ==========   ==========   ==========

Balance Sheet Data

Balance Sheet Data                                                                RESTATED
                                                                         -------------------------
                                  2001           2000         1999           1998          1997
                              -----------    -----------   -----------   -----------   -----------
Investments                   $46,085,433    $45,827,405   $39,281,257   $42,548,658   $41,683,579
Other Assets                    6,759,060      4,903,333     8,021,904     7,232,788     6,565,948
                              -----------    -----------   -----------   -----------   -----------
Total Assets                  $52,844,493    $50,730,738   $47,303,161   $49,781,446   $48,249,527
                              ===========    ===========   ===========   ===========   ===========
Losses and Loss

Adjustment Expenses           $29,242,625    $27,703,085   $25,037,029   $21,718,087   $20 802,873
Unearned Premiums               3,127,409      2,789,499     3,057,408     3,415,651     2,809,115
Other Liabilities                 747,240      1,263,002       598,905     2,705,699     2,979,033
                              -----------    -----------   -----------   -----------   -----------

Total Liabilities              33,117,274     31,755,586    28,693,342    27,839,437    26,591,021
Stockholders' Equity           19,727,219     18,975,152    18,609,819    21,942,009    21,658,506
                              -----------    -----------   -----------   -----------   -----------
Total Liabilities and
 Stockholders' Equity         $52,844,493    $50,730,738   $47,303,161   $49,781,446   $48,249,527
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

Results of Operation

     A net income of $751,092 was reported in 2001, compared to net loss of $648,013 in 2000. A net loss of $1,438,024 was reported in 1999.

     Premiums earned decreased by 2.2% in 2001 to $6,400,322 from $6,544,342 in 2000. Premiums earned for 2000 increased by 2.4% from $6,388,323 reported in 1999. In 2001, 2000, and 1999 premiums earned includes $0, $0 and $182,959, respectively resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated.

     The decrease in earned premiums during 2001 is attributable to the fluctuation of the effective dates of policies written in the comparative period. Premiums written increased by 7.4% in 2001 to $6,738,231 from $6,276,434 in 2000. The increase in premiums written during 2001 is attributable to the continued growth of the AICPA Plan, primarily the result of an increase in the number of insureds under the AICPA Plan and from rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     Net investment income, including realized capital gains and losses, includes amounts earned on the Company's investment portfolio and cash equivalents. Net investment income increased $1,132,404 or 57.3% in 2001 to $3,107,964 from $1,975,560 in 2000. Net investment income in 2000 decreased by $720,572, or 26.7% from the $2,696,132 reported in 1999. Net investment income in 2001 includes net realized capital gains of $986,422 as compared to net realized capital losses in 2000 of $168,819. Net realized capital gains in 1999 were $532,854.

     Invested assets including cash equivalents increased by $1,052,476 or 2.2% to $48,941,214 in 2001 compared to $47,888,738 in 2000. 2000 invested assets increased by 7.8% from $44,408,812 in 1999. Investment yield including realized capital gains and losses in 2001 was 6.4% as compared to 4.3% in 2000 and 6.1% in 1999. Excluding realized gains and losses, the yield was 4.4% in 2001, 4.6% in 2000 and 5.2% in 1999. The decrease in investment yield excluding realized gains and losses from 2000 to 2001 is primarily due to a decrease in the fixed term investments market yield.

     Unrealized gain on investments is $3,582,854 at December 31, 2001 as compared to $2,375,234 at December 31, 2000. AIG considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

     The composition of the investment portfolio at December 31, 2001 and 2000 is as follows:


                                                     2001   2000
                                                     ----   ----
  U.S. Treasury notes                                   0%     0%
  Mortgage backed securities and obligations of
   U.S. Government agencies                            39     44
  Corporate debt securities                             4      6
  Obligations of state and political subdivisions      21     16
  Equity securities                                    36     34
                                                     ----   ----
                                                      100%   100%
                                                     ====   ====


     AIG continues to invest in high-grade debt and equity securities.

     Losses and loss adjustment expenses incurred decreased by 2.6% to $6,065,656 in 2001 from $6,231,210 in 2000, and for 2000 decreased by 7.6% from
$6,744,893 in 1999. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $22,742 in 2001, $0 in 2000 and $2,533,000 in 1999. AIG's loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 94.8% in 2001, 95.2% in 2000 and 105.6% in 1999. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of favorable development and excluding reductions to retrocession premiums) is 94.7% in 2001, 95.2% in 2000, 149.5% in 1999.

     Favorable development on prior years losses is attributable to various economic trends and factors. The strong economic environment of recent years has resulted in fewer professional liability claims as fewer companies are experiencing financial stress or failure that can often lead to such claims. However, AIG has noted that under the CNA program, loss frequency has increased in recent years while loss severity has remained constant. This increase in loss frequency can be attributed to CNA's implementation of a step plan (also see above discussion of premiums) in 1995 that was designed to attract a large number of new insureds, predominantly smaller firms, to the program. CNA expected loss severity to decrease and offset the effects of increases in loss frequency, but to date this decrease has not occurred. Accordingly, losses have trended upward in the most recent years.

     Policy acquisition costs of $1,891,474 were expensed in 2001 as compared to $1,927,973 in 2000, a decrease of 1.9%. Policy acquisition costs expensed in 2000 reflect an increase of 8.9% from $1,770,098 in 1999. Such costs as a percentage of premiums earned (excluding the effects of reductions to retrocession premiums) are 29.5% in 2001, 29.5% in 2000 and 29.5 in 1999, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

     Operating and management expenses decreased by 21.0% in 2001 to $800,064 from $1,013,138 in 2000. The primary reasons for this decline was a significant reduction in 2001 legal fees due to completion of work on the redomestication to Bermuda as compared to 2000. As well, due to the events of September 11th 2001, there was one less meeting of the AmerInst Board of Directors resulting in a reduction in Director's fees and travel expenses. Operating and management expenses for 2000 decreased by 7.7% from $1,097,171 in 1999, due to the write-off of all expenses relating to the redomestication.

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

     As of December 31, 2001, total invested assets amounted to $46,085,433, an increase of $258,028 or 0.6% from $45,827,405 at December 31, 2000. Cash balances increased from $2,061,333 at December 31, 2000 to $2,855,781 at December 31, 2001. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 2001 was .93 to 1, compared to .94 to 1 at December 31, 2000.

     AIG's gross premiums assumed in 2001 amounted to $6,738,231, an increase of $461,797 from 2000. Gross premium assumed in 2000 decreased by $429,312, or 7.3% from 1999. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,145,874 at December 31, 2001 and $115,256 at December 31, 2000. This balance also fluctuates due to the timing of renewal premiums written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

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

     Reinsurance balances payable represent AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. The estimate of reinsurance balances due for retrospective premiums decreased by $0, $0 and $182,959 during 2001, 2000 and 1999, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable decreased from $306,529 at December 31, 2000 to $174,833 at December 31, 2001, a decrease of $131,696, or 43%.

     Prepaid expenses and other assets amounted to $130,427 at December 31, 2001, a decrease of 18.4% from 2000.

     Deferred policy acquisition costs, representing the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 2000 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

     The Company paid its twenty-sixth consecutive quarterly dividend of $0.65 per share during the fourth quarter of 2001.

     During 2001, 2000 and 1999, the Board of Directors declared quarterly dividends of $0.65 per share totaling $821,556, $855,681 and $863,289, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus to retain flexibility for any future business expansion.

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

     The result of this process is that twice a year, the actuary has made recommendations of a range of ultimate loss estimate to AIC's Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on the foregoing practice, the estimated loss ratio has been updated by AIG's Board of Directors at least once each year.

     The following table shows the development of the estimated liability for the previous ten years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113

                                                          Year Ended December 31,
                                     1991      1992     1993     1994     1995     1996     1997     1998     1999     2000     2001
                                     ----      ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Gross Liability for Loss
 and LAE Reserves ............    $20,260   $25,287  $27,047  $25,335  $21,789  $20,300  $20,803  $21,718  $25,037  $27,703  $29,243
Reinsurance Recoverable for
  Unpaid Loss and LAE

  Reserves ...................        761       969    4,764    4,071    3,160    2,020    1,040      876      674      674      674
                                    -----   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net Liability for Unpaid
  Losses and LAE reserves ....    $19,499   $24,318  $22,283  $21,264  $18,629  $18,280  $19,763  $20,842  $24,363  $27,029  $28,569

                                                           Year Ended December 31,
                                     1991      1992     1993     1994    1995     1996      1997     1998     1999     2000     2001
                                     ----      ----     ----     ----    ----     ----      ----     ----     ----     ----     ----
Losses Reestimated as of:
     One Year Later ..........     19,963    23,004   18,099   17,957   15,709   16,869   14,883   18,309   21,062   25,775        -
     Two Years Later .........     15,264    20,133   15,064   15,042   14,299   10,161   12,919   15,750   17,451
     Three Years Later .......     13,101    17,782   12,196   13,635    8,417    9,458   11,531   12,359
     Four Years Later ........     11,725    15,520   10,811    9,322    7,849    8,864   10,596
     Five Years Later ........     10,158    14,825    8,479    9,074    7,621    8,419
     Six Years Later .........     10,081    12,817    8,328    8,987    7,541
     Seven Years Later .......      8,523    12,651    8,190    9,098
     Eight Years Later .......      8,470    12,557    8,628
     Nine Years Later ........      8,380    12,858
     Ten Years Later .........      8,579

Cumulative Redundancy(Deficiency)  11,259    11,863   14,230   11,950   10,817    9,051    7,742    2,636    3,081    2,357        -

Cumulative Amount Paid Through:

     One Year Later ..........      4,158     6,100    1,555    4,007    2,885    3,036    3,567    3,030    3,301    4,358        -
     Two Years Later .........      5,464     7,860    5,128    6,469    4,791    5,580    5,531    5,589    6,759
     Three Years Later .......      6,255    10,370    6,765    7,721    6,087    6,471    6,919    7,785
     Four Years Later ........      7,744    11,436    7,666    8,551    6,655    7,065    8,032
     Five Years Later ........      8,303    11,878    8,199    8,920    6,883    7,546
     Six Years Later .........      8,501    12,263    8,398    9,007    7,268
     Seven Years Later .......      8,611    12,412    8,536    9,277
     Eight Years Later .......      8,693    12,506    8,609
     Nine Years Later ........      8,783 .  12,575
     Ten Years Later .........      8,843 .

     The above table of losses reestimated has been prepared on a net basis - i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up, as required under FAS 113. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the cost/benefit of not providing such information.

     The above table presents the development of balance sheet liabilities for 1991 through 2001 as of year-end 2001. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

       The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $10,817,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

     The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1995 year end liability was originally $18,629,000. As of December 31, 2001, the Company had paid $7,268,000 of the currently estimated $7,541,000 of losses and LAE that had been incurred for 1995 and prior years through the end of 2001; thus an estimated $273,000 in losses incurred through 1995 remain unpaid as of the current financial statement date.

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

Market Sensitive Instruments

     Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company's exposure to market risk is generally limited to potential losses arising from changes in the level of interest rates on market values of fixed term holdings and changes in the market values of equity securities. The Company does not hold or issue derivative financial instruments for either trading or hedging purposes.

     a) Interest Rate Risk

     Interest rate risk results from the Company's holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer's credit rating. To manage its exposure to interest rate risk the Company attempts to select investments with characteristics that match the characteristics of the related insurance liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

     b) Foreign Exchange Risk

     The Company only invests in U.S. dollar denominated financial instruments and does not have any exposure to foreign exchange risk.

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

FINANCIAL CONDITION AND LIQUIDITY

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Under the June 1 Board authorization, Investco has purchased to date 11,460 Common Shares for a purchase price of $351,018. In addition, Investco has purchased to date 8,928 Common Shares of individuals who have died or retired for a purchase price of $386,219.

     On December 2, 1999, the Company and its predecessor entity, AIIG, consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company. See Note 2 to the Consolidated Financial Statements for a further description of the transaction.

Forward-Looking Statements

     Certain statements contained in this Form 10-K, or otherwise made by officers of the Company, including statements related to the Company's future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company's expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company's loss reserves, which is necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations; (vii) changes in the legal or regulatory environments in which the Company operates; and (viii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
-------------------------------------------------------------------------  Page

Report of Independent Accountants .......................................    17
Consolidated Balance Sheets .............................................    18
Consolidated Statements of Income and Other Comprehensive Income ........    19
Consolidated Statement of Changes in Stockholders' Equity ............... 20-22
Consolidated Statements of Cash Flows ...................................    23
Notes to the Consolidated Financial Statements .......................... 24-34

Financial Statement Schedules:
-------------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedule ......    35
Schedule I, Investments .................................................    36
Schedule IV, Reinsurance ................................................    36

Schedules II, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. The retention of Deloitte & Touche by the Company has been approved by the Company's Board of Directors. There have been no disagreements with Deloitte & Touche with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after May 31, 2002 the ("Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)   See Index to Financial Statements on page 15.

(a) (2)   See Index to Financial Statement Schedules on page 15.
(a) (3)   See Index to Exhibits set forth on page 38 - 39.

(b) No reports on Form 8-K were filed during the year ended December 31, 2001.

(c)       See Index to Exhibits set forth on page 38 - 39.

(d)       See Index to Financial Statement Schedules on page 15.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as at December 31, 2001 and 2000, and the related consolidated statements of operations and other comprehensive income (loss), of changes in stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

DELOITTE & TOUCHE
Hamilton, Bermuda

March 12, 2002

                         AMERINST INSURANCE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                           (expressed in U.S. dollars)


                                                                           2001           2000
ASSETS
Investments (Notes 4 and 5):
  Fixed maturity investments, at market value
    (amortized cost $28,529,843 and $29,663,962)                       $ 29,529,239   $ 30,355,101
  Equity securities, at market value (cost $13,972,736
     and $13,788,209)                                                    16,556,194     15,472,304
                                                                       ------------   ------------
      TOTAL INVESTMENTS                                                  46,085,433     45,827,405

Cash and cash equivalents                                                 2,855,781      2,061,333
Assumed reinsurance premiums receivable                                   1,145,874        115,256
Reinsurance balances recoverable (Note 6)                                   674,223        674,223
Fund deposit with a reinsurer                                               108,000        108,000
Accrued investment income                                                   448,786        460,285
Deferred policy acquisition costs                                           891,311        795,007
Federal income taxes receivable                                             504,658        529,429
Prepaid expenses and other assets                                           130,427        159,800
                                                                       ------------   ------------
      TOTAL ASSETS                                                     $ 52,844,493   $ 50,730,738
                                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Unpaid losses and loss adjustment expenses (Note 6)                    $ 29,242,625   $ 27,703,085
Unearned premiums                                                         3,127,409      2,789,499
Reinsurance balances payable                                                174,833        306,529
Accrued expenses and other liabilities                                      572,407        543,793
Due to broker                                                                     -        412,680
                                                                       ------------   ------------
      TOTAL LIABILITIES                                                  33,117,274     31,755,586
                                                                       ============   ============
STOCKHOLDERS' EQUITY
Common stock, $1 par value, 500,000 shares authorized,
    331,751 shares issued and outstanding                                   331,751        331,751
Additional paid-in-capital                                                6,801,870      6,801,870
Retained earnings                                                         9,747,981      9,818,445
Accumulated other comprehensive income                                    3,582,854      2,375,234
Treasury stock (20,388 and 9,758 shares) at cost                           (737,237)      (352,148)
                                                                       ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                         19,727,219     18,975,152
                                                                       ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 52,844,493   $ 50,730,738
                                                                       ============   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                  years ended December 31, 2001, 2000,and 1999
                           (expressed in U.S. dollars)

                                                                2001           2000            1999
REVENUES
Premiums earned (Note 7)                                    $  6,400,322    $ 6,544,342   $  6,388,323
Net investment income and net realized gains
  and losses (Note 5)                                          3,107,964      1,975,560      2,696,132
                                                            ------------    -----------   ------------
      TOTAL REVENUES                                           9,508,286      8,519,902      9,084,455
                                                            ------------    -----------   ------------
LOSSES AND EXPENSES
Losses and loss adjustment expenses                            6,065,656      6,231,210      6,744,893
Policy acquisition costs                                       1,891,474      1,927,973      1,770,098
Operating and management expenses (Note 8)                       800,064      1,013,138      1,097,171
                                                            ------------    -----------   ------------
      TOTAL LOSSES AND EXPENSES                                8,757,194      9,172,321      9,612,162
                                                            ------------    -----------   ------------
      NET INCOME BEFORE INCOME TAXES (LOSS)                      751,092       (652,419)      (527,707)

Provision for income taxes (Note 9)                                    -          4,406       (676,317)
Cumulative effect of deferred charges (Note 8)                         -              -       (234,000)
                                                            ------------    -----------   ------------
      NET INCOME (LOSS)                                          751,092       (648,013)    (1,438,024)
                                                            ------------    -----------   ------------
OTHER COMPREHENSIVE INCOME (LOSS),
Net unrealized holding gains (loss) arising
 during the period                                             2,194,042      2,052,356     (1,066,108)
Reclassification adjustment for (gains) and
  losses included in net income (loss)                          (986,422)       168,819       (532,854)
                                                            ------------    -----------   ------------
OTHER COMPREHENSIVE
INCOME(LOSS)                                                   1,207,620      2,221,175     (1,598,962)
                                                            ------------    -----------   ------------
COMPREHENSIVE INCOME (LOSS)                                 $  1,958,712    $ 1,573,162   $ (3,036,986)
                                                            ============    ===========   ============
BASIC EARNINGS (LOSS) PER SHARE                             $       2.37    $     (1.98)  $      (4.33)
                                                            ============    ===========   ============

Average common shares outstanding for the year                   316,661        326,855        332,051
                                                            ============    ===========   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2001, 2000 and 1999
                           (expressed in U.S. dollars)

                                                                                      Accumulated
                                                                                         Other
                                                          Additional                 Comprehensive                 Total
                                                Common     Paid-in       Retained       Income,      Treasury   Stockholders'
                                                Stock      Capital       Earnings     Net of Tax       Stock       Equity
                                               --------  -----------   ------------  -------------   --------   ------------
BALANCE AT JANUARY 1, 1999                     $  3,323  $ 7,144,818   $ 13,636,875  $  1,156,993     $      -   $ 21,942,009

Net income                                            -            -     (1,438,024)            -            -     (1,438,024)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities,
    net of reclassification adjustment                -            -              -    (1,598,962)           -     (1,598,962)
  Release of Deferred Tax effect on opening
    other comprehensive income                        -            -              -       596,028      596,028
Purchases of 580 shares of treasury stock             -            -              -             -      (27,943)       (27,943)
Retirement of 580 shares of treasury stock           (6)     (14,514)       (13,423)            -       27,943              -
Increase in par value per share from $0.01
 Per share to $1.00 per share                   328,434     (328,434)        -                  -            -              -
Cash dividends paid ($2.60 per share)                 -            -       (863,289)            -            -       (863,289)
                                               --------  -----------   ------------  ------------     --------   ------------
BALANCE AT DECEMBER 31, 1999                   $331,751  $ 6,801,870   $ 11,322,139  $    154,059     $      -   $ 18,609,819
                                               --------  -----------   ------------  ------------     --------   ------------

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2001, 2000 and 1999
                           (expressed in U.S. dollars)

                                                                                     Accumulated
                                                                                        Other
                                                         Additional                 Comprehensive                  Total
                                               Common      Paid-in      Retained       Income,      Treasury   Stockholders'
                                                Stock      Capital      Earnings      Net of Tax      Stock        Equity
                                              ---------  -----------  ------------  -------------  ----------  --------------
BALANCE AT DECEMBER 31, 1999                  $331,751   $6,801,870   $11,322,139   $    154,059   $       -     $18,609,819

Net loss                                             -            -      (648,013)             -           -        (648,013)
Other comprehensive income net of tax:
  Unrealized losses on securities,
    net of reclassification adjustment               -            -             -      2,221,175           -       2,221,175
Purchases of treasury stock                          -            -             -              -    (352,148)       (352,148)
Cash dividends paid ($2.60 per share)                -            -      (855,681)             -           -        (855,681)
                                              --------   ----------   -----------   ------------   ---------     -----------
BALANCE  AT DECEMBER 31, 2000                 $331,751   $6,801,870   $ 9,818,445   $  2,375,234   $(352,148)    $18,975,152
                                              ========   ==========   ===========   ============   =========     ===========

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2001, 2000 and 1999
                           (expressed in U.S. dollars)

                                                                                Accumulated
                                                     Additional                    Other                      Total
                                           Common     Paid-in      Retained    Comprehensive   Treasury   Stockholders'
                                            Stock     Capital      Earnings       Income        Stock         Equity
                                          ---------  ----------  ------------  -------------  ----------  -------------
BALANCE AT DECEMBER 31, 2000               $331,751  $6,801,870  $ 9,818,445      $2,375,234  $(352,148)    $18,975,152

Net income                                        -           -      751,092               -          -         751,092
Other comprehensive income net of tax:
  Unrealized gains on securities,
    net of reclassification adjustment            -           -            -       1,207,620          -       1,207,620
Purchase of treasury stock                        -           -            -               -   (385,089)       (385,089)
Cash dividends paid ($2.60 per share)             -           -     (821,556)              -          -        (821,556)
                                           --------  ----------  -----------      ----------  ---------     -----------
BALANCE AT DECEMBER 31, 2001               $331,751  $6,801,870  $ 9,747,981      $3,582,854  $(737,237)    $19,727,219
                                           ========  ==========  ===========      ==========  =========     ===========

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  years ended December 31, 2001, 2000 and 1999
                           (expressed in U.S. dollars)

                                                                    2001           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $    751,092   $   (648,013)  $ (1,438,024)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Amortization of net premiums on investments                     69,135        111,278         48,332
     Net realized (gains) losses on sale of investments            (986,422)       168,819       (532,854)
     Deferred income taxes (net of deferred tax on
     unrealized gain on investments)                                      -              -        652,666
  Changes in assets and liabilities:
     Assumed reinsurance premiums receivable                     (1,030,618)      (115,256)     1,192,727
     Reinsurance balances recoverable                                     -              -        201,462
     Fund deposit with a reinsurer                                        -              -       (108,000)
     Accrued investment income                                       11,499         27,557        109,020
     Deferred policy acquisition costs                              (96,304)        76,355        102,099
     Federal income taxes receivable                                 24,771        142,906       (672,335)
     Prepaid expenses and other assets                               29,373        (79,213)       245,585
     Unpaid losses and loss adjustment expenses                   1,539,540      2,666,056      3,318,942
     Unearned premiums                                              337,910       (267,909)      (358,243)
     Federal income taxes payable                                         -              -       (118,004)
     Reinsurance balances payable                                  (131,696)       210,421       (881,868)
     Accrued expenses and other liabilities                          28,614         40 996         57,498
     Due to broker                                                 (412,680)       412,680              -
                                                               ------------   ------------   ------------
        Net cash provided by operating activities                   134,214      2,746,677      1,819,003
                                                               ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                        (17,713,781)   (49,575,685)   (17,096,519)
Proceeds from sales and maturities of investments                19,580,660     44,970,615     19,845,508
                                                               ------------   ------------   ------------
        Net cash provided by (used in) investing activities       1,866,879     (4,605,070)     2,748,989
                                                               ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                     (821,556)      (855,681)      (863,289)
Purchases of treasury stock                                        (385,089)      (352,148)       (27,942)
                                                               ------------   ------------   ------------
        Net cash used in financial activities                    (1,206,645)    (1,207,829)      (891,232)
                                                               ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             794,448     (3,066,222)     3,676,760
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,061,333      5,127,555      1,450,795
                                                               ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  2,855,781   $  2,061,333   $  5,127,555
                                                               ============   ============   ============
SUPPLEMENTAL DATA - Income taxes (received) paid               $     24,771   $   (147,312)  $    749,328
                                                               ============   ============   ============


         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                           (expressed in U.S. dollars)

1. DESCRIPTION OF BUSINESS

   AmerInst Insurance Group Ltd., ("AIG Ltd." or the "Company") was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company Ltd. (AIC Ltd.) and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA Plan). In 1999, as part of the redomestication and restructuring (see Note 2), AIC Ltd. assumed the rights and obligations of AIC Inc. under the reinsurance agreements.

     The reinsurance activity of AIC depends upon agreements entered into with outside parties. From the inception of AIIG, AIG's predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AIC provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIC such that AIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIC then began a reinsurance relationship with CNA, taking a 10% participation of the first million dollars of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the "value plan" business from CNA, the "value plan" provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregates for combined losses and expenses.

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

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (expressed in U.S. dollars)

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

3.   ACCOUNTING POLICIES

     Basis of presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AIG Ltd. and its wholly-owned subsidiaries, Mezco, AIG Ltd. and Investco. Intercompany accounts and transactions have been eliminated in consolidation.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (expressed in U.S. dollars)

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

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     Reinsurance recoveries receivable

     Reinsurance recoveries receivable is comprised of estimated amounts of losses and loss adjustment expenses paid and unpaid which are expected to be recoverable from reinsurers. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. Management believes that reinsurance recoveries receivable as recorded represents its best estimate of such amounts; however, as changes in the estimated ultimate liability for unpaid losses and loss adjustment expenses are determined, the estimated ultimate amount recoverable from the reinsurers will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the financial statements. Further, management has determined that no provision for uncollectible reinsurance recoveries is necessary. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

     Investments

     Investments held by AIG Ltd. consist of obligations of states and political subdivisions and debt securities, mortgage-backed securities, and equity securities. AIG Ltd. classifies these investments as available-for-sale. Accordingly, AIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income, net of applicable taxes. Fair value of investments is based on market quotation. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

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

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     Accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 became effective in the first quarter of fiscal 2001 and does not have a material impact on the Company's financial position or results of operations as of December 31, 2001.

4.   PLEDGED ASSETS

     Pursuant to the reinsurance agreements described in Note 1, AIC Ltd. is required to provide the ceding companies with collateral for AIC Ltd.'s liabilities to them. At December 31, 2001 and 2000, $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 2001 and 2000, the carrying value of investments held in a trust account pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $3,055,536 and $3,675,416, respectively. Additionally, at December 31, 2001 and 2000, AIC Ltd. had provided CNA with a Section 114 Trust, held by Chase Manhattan Bank, with investments with a carrying value of $16,742,314 and 16,368,246 respectively.

5.   INVESTMENTS

     The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments by major security type, and equity securities at December 31, 2001 and 2000 are as follows:

                                           Cost or        Gross          Gross        Estimated
                                          Amortized     Unrealized    Unrealized        Fair
                                            Cost          Gains         Losses          Value
                                         -----------    ----------    -----------    -----------
    December 31, 2001

    Fixed maturity investments:
    Obligations of states and
    political subdivisions              $  9,341,931    $  296,378   $   (73,685)    $ 9,564,624
    Corporate debt securities              2,017,420        32,185             -       2,049,605
    Mortgage-backed securities            17,170,492       748,088        (3,570)     17,915,010
                                        ------------    ----------   -----------     -----------
    Total fixed maturity investments      28,529,843     1,076,651       (77,255)     29,529,239
    Equity securities                     13,972,736     3,507,034      (923,576)     16,556,194
                                        ------------    ----------   -----------     -----------
    Total investments                   $ 42,502,579    $4,583,685   $(1,000,831)    $46,085,433
                                        ============    ==========   ===========     ===========

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000
                          (expressed in U.S. dollars)


5.   INVESTMENTS (cont'd)

                                                Cost or         Gross          Gross        Estimated
                                               Amortized     Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                              -----------   ------------   ------------    -----------
     December 31, 2000

     Fixed maturity investments:
     Obligations of states and
       political subdivisions                 $ 7,312,200    $  151,227     $   (28,080)   $ 7,435,347
     Corporate debt securities                  2,712,944           396          (7,240)     2,706,100
     Mortgage-backed securities                19,638,818       618,815         (43,979)    20,213,654
                                              -----------    ----------     -----------    -----------
     Total fixed maturity investments          29,663,962       770,438         (79,299)    30,355,101
     Equity securities                         13,788,209     2,578,797        (894,702)    15,472,304
                                              -----------    ----------     -----------    -----------
     Total investments                        $43,452,171    $3,349,235     $  (974,001)   $45,827,405
                                              ===========    ==========     ===========    ===========

     The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.


                                                   Amortized      Estimated
                                                      Cost       Fair Value
                                                  -----------    ------------
     Due in one year or less                      $ 2,007,600    $  2,034,652
     Due after one year through five years          3,617,102       3,724,912
     Due after five years through ten years         4,369,649       4,435,397
     Due after ten years                            1,365,000       1,419,268
                                                  -----------    ------------
       Subtotal                                    11,359,351      11,614,229

     Mortgage-backed securities                    17,170,492      17,915,010
                                                  -----------    ------------
       Total                                      $28,529,843    $ 29,529,239
                                                  ===========    ============

     Information on sales and maturities of investments are as follows:

                                          2001           2000           1999
     Total proceeds                   $19,580,660    $44,970,615    $19,845,508
     Gross gains                        1,789,884        868,521        877,804
     Gross losses                         803,462      1,037,340        344,950

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000
                          (expressed in U.S. dollars)


5.   INVESTMENTS (cont'd)

     Major categories of net interest and dividend income, and net realized gains (losses) on sales of investments are summarized as follows:

                                                                 2001          2000          1999
     Interest earned:
       Fixed maturity investments                             $2,084,461    $2,072,196    $2,110,788
       Short term investments and cash and cash
         equivalents                                              40,556        64,342        65,030
     Dividends earned                                            166,875       134,341       108,178
     Net realized gains (losses) on sales of investments:
       Fixed maturity investments                                 22,468      (108,894)       41,995
       Equity securities                                         963,954       (59,925)      490,859
     Investment expenses                                        (170,350)     (126,500)     (120,718)
                                                              ----------    ----------    ----------
     Net investment income                                    $3,107,964    $1,975,560    $2,696,132
                                                              ==========    ==========    ==========

6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2001 and 2000 are as follows:

                                           2001                                          2000
                            Gross       Reinsurance        Net           Gross       Reinsurance        Net
                          Liability      Receivable     Liability      Liability      Receivable     Liability
                          ---------      ----------     ---------      ---------      ----------     ---------
     Case basis
      estimates          $ 4,648,083     $(151,000)    $ 4,497,083    $ 4,131,633      $(151,000)   $ 3,980,633
     IBNR                 24,594,542      (523,223)     24,071,319     23,571,452       (523,223)    23,048,229
                         -----------     ---------     -----------    -----------      ---------    -----------
     Totals              $29,242,625     $(674,223)    $28,568,402    $27,703,085      $(674,223)   $27,028,862
                         ===========     =========     ===========    ===========      =========    ===========

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000
                          (expressed in U.S. dollars)


6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (cont'd)

     Unpaid losses and loss adjustment expense activity is as follows:

                                                        2001         2000           1999
     Liability as of January 1, 2001 (net of
       reinsurance balances recoverable)            $27,028,862   $24,362,806   $20,842,402
                                                    -----------   -----------   -----------
     Incurred related to:
       Current year                                   6,088,398     6,231,210     9,277,893
       Prior years                                      (22,742)            -    (2,533,000)
                                                    -----------   -----------   -----------
       Total incurred                                 6,065,656     6,231,210     6,744,893
                                                    -----------   -----------   -----------
     Paid related to:
       Current year                                    (168,017)     (116,871)     (147,476)
       Prior years                                   (4,358,099)   (3,448,283)   (3,077,013)
                                                    -----------   -----------   -----------
       Total paid                                    (4,526,116)   (3,565,154)   (3,224,489)
                                                    -----------   -----------   -----------
     Liability as of December 31, 2001 (net of
       reinsurance balances recoverable)            $28,568,402   $27,028,862   $24,362,806
                                                    ===========   ===========   ===========

     As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $22,742, $nil and $2,533,000 in 2001, 2000 and 1999, respectively. The 2001 decrease related mainly to positive loss development in the fiscal years 1988 to 1996. The 1999 decrease was due to lower than anticipated losses on policies in those years.

7.   NET PREMIUMS EARNED

     A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                                        2001                     2000                      1999
                               Written       Earned      Written      Earned       Written      Earned
                               -------       ------      -------      ------       -------      ------
     Assumed                 $6,738,231   $6,400,322   $6,276,434   $6,544,342   $5,847,122   $6,205,364
     Retroceded                       -            -            -            -      182,959      182,959
                             ----------   ----------   ----------   ----------   ----------   ----------
     Net premiums            $6,738,231   $6,400,322   $6,276,434   $6,544,342   $6,030,081   $6,388,323
                             ==========   ==========   ==========   ==========   ==========   ==========

     Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional retroceded premiums recorded of $nil, $nil and $182,959 during 2001, 2000 and 1999, respectively.

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000
                          (expressed in U.S. dollars)

8.   OPERATING AND MANAGEMENT EXPENSES

     AIG Ltd., AIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Offshore Management, Ltd. provides AIG Ltd. and AIC Ltd. certain management, administrative and operations services under the direction of the AIG Ltd.'s Board of Directors pursuant to an agreement. The agreement may be terminated by either party within a period not exceeding ninety days and no less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the board of directors and various committees of the board totaling $167,558 in 2001, $188,950 in 2000 and $132,067 in 1999.

     AIG Ltd. implemented Statement of Position 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities", in the first quarter of 1999. Previously, AIG Ltd. had capitalized these costs to be expensed over a period of 60 months. The adoption of SOP 98-5 has been applied retroactively to the cost of start-up activities that were previously capitalized in order to determine their cumulative effect. Cumulative adjustment necessary for application of SOP 98-5, amount $234,000 ($0.70) is included in net income for the twelve months ended December 31, 1999. Earnings per share before cumulative effect of deferred charges was $(3.62).

9.   INCOME TAXES

     As at December 2, 1999 AIIG and AIIC transferred all assets and liabilities to AIG Ltd. and AIC Ltd., respectively (see Note 2). Following the exchange, AIIG and AIC Ltd. were liquidated.

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

     The components of the provision for income tax are as follows:

                                      2001            2000             1999
     Federal income tax

     Current tax (benefit)           $     -      $    (4,406)    $   572,376
     Deferred tax (benefit)                -                -      (1,248,693)
                                     -------      -----------     ------------
     Total federal income tax              -           (4,406)        676,317
     State income tax (benefit)            -                -               -
                                     -------      -----------     ------------
     Provision for income tax        $     -      $    (4,406)    $   676,317
                                     =======      ============    ============

                        AMERINST INSURANCE GROUP, LTD.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000
                          (expressed in U.S. dollars)

9.  INCOME TAX (cont'd)

    Reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                               2001      2000         1999
    Income tax at federal statutory rate    $     -   $       -   $(258,980)
    Effect of tax exempt investment income        -           -    (123,005)
    State income taxes                            -           -           -
    Gain on portfolio transfer                    -           -     817,418
    Net operating loss carryforward               -           -     259,401
    Other                                         -      (4,406)    (18,517)
                                            -------   ---------   ---------
    Total                                   $     -   $  (4,406)  $ 676,317
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

10. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

    Under Companies' Bermuda law, AIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2001 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($34,203,703), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2001, $15,041,715 was available to stockholders.

    AIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AIG Ltd is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2001 and 2000 these requirements have been met. The minimum required statutory capital and surplus was $4,344,963 and $4,054,329 and actual statutory capital and surplus was $17,214,779 and $17,395,719 at December 31, 2001 and 2000. The
    minimum required level of liquid assets was $32,708,085 and $31,327,349 and actual liquid assets were $60,825,559 and $59,165,517 at December 31, 2001 and 2000, respectively.

11.  UNAUDITED QUARTERLY FINANCIAL DATA

     2001                                          FIRST           SECOND         THIRD          FOURTH
                                                 QUARTER          QUARTER        QUARTER        QUARTER
     Reinsurance:
      Net Premiums earned                        $1,654,406      $1,501,212     $1,600,860     $1,643,844
      Investment income (loss)                      771,389         694,484        603,810      1,038,281
                                                  ---------       ---------      ---------      ---------
     Total revenues                               2,425,795       2,195,696      2,204,670      2,682,125
                                                  =========       =========      =========      =========

     Income (Loss) before income taxes              $97,167        $(69,423)       $97,759       $625,589

     Net income (loss)                              $97,167        $(69,423)       $97,759       $625,589

     Basic and diluted net (loss) income              $0.31          $(0.22)         $0.31          $1.97
     per share


     2000                                           FIRST          SECOND          THIRD         FOURTH
                                                   QUARTER         QUARTER        QUARTER       QUARTER
     Reinsurance:
      Net Premiums earned                        $1,660,158      $1,652,438     $1,496,264     $1,735,482
      Investment income (loss)                      911,753         541,601        652,653       (130,447)
                                                  ---------       ---------      ---------      ---------
     Total revenues                               2,751,911       2,194,039      2,148,917      1,605,035
                                                  =========       =========      =========      =========

     Income (Loss) before income taxes             $(16,709)      $(451,683)     $(236,341)       $52,314

     Net income (loss)                             $(16,709)      $(451,683)     $(231,397)       $18,896

     Basic and diluted net (loss) income             $(0.05)         $(1.36)        $(0.70)         $0.13
     per share

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Of AmerInst Insurance Group, Ltd.

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2001 and for the years then ended and have issued our report thereon dated March 12, 2002; such financial statements and report are included on page 17 of this Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index on page 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 12, 2002

INVESTMENTS--SCHEDULE I

                        AmerInst Insurance Group, Ltd.
                      Consolidated Summary of Investments
                            as of December 31, 2001

                                                                 Amount at which
                                                     Market       shown in the
Type of investment                  Cost (1)          Value       Balance Sheet
------------------                 -----------     -----------   ---------------
Fixed maturity investments:
  Bonds:
    United States Government and
     Agencies and authorities      $10,709,016     $11,346,523     $11,346,523
    States, municipalities and
     political subdivisions         15,803,407      16,133,111      16,133,111
    All other corporate bonds        2,017,420       2,049,605       2,049,605
                                   -----------     -----------     -----------
      Total fixed maturities        28,529,843      29,529,239      29,529,239
                                   -----------     -----------     -----------
Equities:
  Common stocks:
    Bank, trust and insurance
     companies                       2,916,675       3,234,458       3,234,458
    Industrial, miscellaneous
     and all other                  11,056,061      13,321,736      13,321,736
                                   -----------     -----------     -----------
      Total equities securities     13,972,736      16,556,194      16,556,194
                                   -----------     -----------     -----------
Total investments                  $42,502,579     $46,085,433     $46,085,433
                                   ===========     ===========     ===========

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

------------------------------------------------------------------------------

AMERINST INSURANCE GROUP, LTD.

REINSURANCE--SCHEDULE IV

Year Ended       Column A     Column B   Column C   Column D   Column E     Column F
----------       --------     --------   --------   --------   --------     --------
                                                                            % Assumed
                                Gross     Ceded to  Assumed      Net         To Net
                  Line of      Premium     Other    Premiums   Premiums      Premiums
                 Business      Written   Companies   Written    Written      Written
                 --------      --------  ---------  ---------  ---------    ---------
12/31/01        Professional
                 Liability        -              -  6,738,231  6,738,231      100.0%
12/31/00        Professional
                 Liability        -              -  6,276,434  6,276,434      100.0%
12/31/99        Professional
                 Liability        -        182,959  5,847,122  6,030,081       96.9%


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2002                    AMERINST INSURANCE GROUP, LTD.
        -------------

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

Signature                            Title                            Date
---------                            -----                            ----

/s/ W. Paul Bailie               President and Director               April 1, 2002
------------------------           (Principal Executive Officer)      -------------
W. Paul Bailie

/s/ Richard Lowther              Vice-President, Treasurer            April 1, 2002
------------------------            and Director                      -------------
Richard Lowther                     (Principal Financial and
                                      Accounting Officer)

/s/ Ronald S. Katch              Director and Chairman                April 1, 2002
------------------------            of the Board                      -------------
Ronald S. Katch

/s/ Bruce W. Breitweiser         Director and Vice-Chairman           April 1, 2002
------------------------            of the Board                      -------------
Bruce W. Breitweiser

/s/ Jerome A. Harris             Secretary and Director               April 1, 2002
-----------------------                                               -------------
Jerome A. Harris

/s/ David N. Thompson            Asst. Secretary and Director         April 1, 2002
-----------------------                                               -------------
David N. Thompson

/s/ Irvin F. Diamond             Director                             April 1, 2002
-----------------------                                               -------------
Irvin F. Diamond

/s/ Jeffry I. Gillman            Director                             April 1, 2002
-----------------------                                               -------------
Jeffry I. Gillman

/s/ Jerrell A. Atkinson          Director                             April 1, 2002
-----------------------                                               -------------
Jerrell A. Atkinson

                               INDEX TO EXHIBITS
                         YEAR ENDED DECEMBER 31, 2001

Exhibit
Number    Description
------    -----------
3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4      Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6)
          1997 placement slip (8) 1998 placement slip (10) and Endorsement No.
          1 to the Treaty effective July 1, 1999 (11)
10.5      Revised Management Agreement between Vermont Insurance Management,
          Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July
          1, 1998 (10) Management Agreement between USA Offshore
          Management, Ltd. and AmerInst Insurance Company Ltd. dated as of
          December 2, 1999 (12) and Addenda to Agreement between AmerInst
          Insurance Company Ltd. and USA Offshore Management, Ltd. dated June
          2, 2000 (12).
10.6      Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and
          Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of
          Resignation, Appointment and Acceptance by and among AIC Ltd., Harris
          Trust and Savings Bank and The Bank of New York dated as of May 8,
          2000 (13)
10.8      Investment Advisory Agreement For Discretionary Accounts between
          Amerinst Insurance Company and Harris Associates L.P. dated as of
          January 22, 1996, as amended by the Amendment to Investment Advisory
          Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9      Exchange Agreement between the Company and AIG Ltd., dated as of
          January 20, 1999 (1)
10.10     Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11     Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance
          Companies, effective December 1, 1999 (11)
10.12     Trust Agreement among AIC Ltd., Continental Casualty Company and Chase
          Manhattan Bank dated as of December 21, 2000 (13)
10.13     Investment Counsel Agreement between AIC Ltd. and Northwest Investment
          Management, Inc. dated August 1, 2000 (13)
10.14     Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield
          Corporate Services Limited dated as of January 1, 2001 (filed herewith)
21        Subsidiaries of the Registrant (1)

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

AMERINST INSURANCE GROUP, LTD.

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