Form 10-Q
period 2002-03-31
AMERINST INSURANCE GROUP LTD
filed 2002-05-15
CIK 1065201

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the Quarterly period ended March 31, 2002.

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from                      to                    .
                                   ---------------------    -------------------

                         Commission file number
                                                -------

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

                             [X] YES       [ ] NO

Number of shares of common stock outstanding:

                                                     Number outstanding
        Class                                        as of May 1, 2002
        -----                                        ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE              310,318
                                                    --       -----

Part I, Item 1

                         AMERINST INSURANCE GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                     As of          As of
                                                                   March 31,     December 31,
ASSETS                                                               2002           2001
                                                                  -----------    ------------
INVESTMENTS
  Fixed maturity investments, at market value.................    $30,268,687    $29,529,239
  Equity securities, at market value..........................     17,351,084     16,556,194
                                                                  -----------    -----------
            TOTAL INVESTMENTS.................................     47,619,771     46,085,433

  Cash and cash equivalents...................................      2,886,555      2,855,781
  Assumed reinsurance premiums receivable.....................        765,018      1,145,874
  Reinsurance balances recoverable............................        674,223        674,223
  Fund deposit with a reinsurer...............................        108,000        108,000
  Accrued investment income...................................        322,078        448,786
  Deferred policy acquisition costs...........................        917,459        891,311
  Federal income taxes receivable.............................        504,658        504,658
  Prepaid expenses and other assets...........................         86,397        130,427
                                                                  -----------    -----------

            TOTAL ASSETS......................................    $53,884,159    $52,844,493
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses..................    $29,822,663    $29,242,625
  Unearned premiums...........................................      3,219,153      3,127,409
  Reinsurance balances payable................................        174,833        174,833
  Accrued expenses and other liabilities......................        601,048        572,407
                                                                  -----------    -----------

            TOTAL LIABILITIES.................................     33,817,697     33,117,274
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY

  Common shares, $1 par value, 500,000 shares authorized:
            2002 and 2001: 331,751 issued and outstanding.....        331,751        331,751
  Additional paid-in capital..................................      6,801,870      6,801,870
  Retained earnings...........................................      9,715,929      9,747,981
  Accumulated other comprehensive income......................      3,971,528      3,582,854
  Treasury stock (20,804 and 20,388 shares) at cost...........       (754,616)      (737,237)
                                                                  -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY........................     20,066,462     19,727,219
                                                                  -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $53,884,159    $52,844,493
                                                                  ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                         AMERINST INSURANCE GROUP, LTD.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                                                               Three Months   Three Months
                                                                                  Ended          Ended
                                                                                 March 31,      March 31,
                                                                                  2002            2001
                                                                               ------------   ------------
REVENUE
  Premiums earned...........................................................    $1,712,320     $1,654,406
  Net investment income.....................................................       434,073        538,838
  Net realized capital gain.................................................       293,360        232,551
                                                                                ----------     ----------
      Total revenue.........................................................     2,439,753      2,425,795

LOSSES AND EXPENSES
  Losses and loss adjustment expense........................................     1,541,252      1,571,687
  Policy acquisition costs..................................................       506,053        491,180
  Operating and management expenses.........................................       222,385        265,761
                                                                                ----------     ----------
      Total losses and expenses.............................................     2,269,690      2,328,628
                                                                                ----------     ----------

NET INCOME (LOSS)...........................................................       170,063         97,167
                                                                                ----------     ----------

OTHER COMPREHENSIVE INCOME
  Net unrealized holding gains (losses) arising during the period...........       388,674        372,055
  Reclassification adjustment for gains and losses included in net income...      (293,360)      (232,551)
                                                                                ----------     ----------

OTHER COMPREHENSIVE INCOME..................................................        95,314        139,504
                                                                                ----------     ----------
COMPREHENSIVE INCOME........................................................    $  265,377     $  236,671
                                                                                ==========     ==========

RETAINED EARNINGS, BEGINNING OF PERIOD......................................    $9,747,981     $9,818,445
Net income (loss)...........................................................       170,063         97,167
Dividends paid..............................................................      (202,115)      (208,137)
                                                                                ----------     ----------
RETAINED EARNINGS, END OF PERIOD............................................    $9,715,929     $9,707,475
                                                                                ==========     ==========

Per share amounts
  Net income................................................................    $     0.55     $     0.31
                                                                                ==========     ==========

  Dividends paid............................................................    $     0.65     $     0.65
                                                                                ==========     ==========
  Weighted average number of shares
    outstanding for the entire period.......................................       311,155        318,014
                                                                                ==========     ==========

 See the accompanying notes to the condensed consolidated financial statements.

                         AMERINST INSURANCE GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months   Three Months
                                                             Ended           Ended
                                                            March 31,      March 31,
                                                              2002           2001
                                                          ------------   ------------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities..............   $  1,102,572    $   169,767
                                                          ------------    -----------
INVESTING ACTIVITIES
  Purchases of investments.............................    (10,069,691)    (4,142,743)
  Proceeds from sales and maturities of investments....      9,217,387      4,648,152
                                                          ------------    -----------
Net Cash Provided by (Used in) Investing Activities....       (852,304)       505,409
                                                          ------------    -----------
FINANCING ACTIVITIES
  Redemption of shares.................................             --             --
  Purchase of treasury shares..........................        (17,379)       (56,645)
  Dividends paid.......................................       (202,115)      (208,137)
                                                          ------------    -----------
Net Cash Provided by (Used in) Financing Activities....       (219,494)      (264,782)
                                                          ------------    -----------
INCREASE IN CASH.......................................   $     30,774    $   410,394
                                                          ============    ===========

 See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (AIG) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2001 and notes thereto, included in the Registrant's annual report as of that date.

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     A net income of $170,063 was recorded for the first quarter of 2002 in comparison to a net income of $97,167 for the same period of 2001. Earned premiums for the first quarter of 2002 amounted to $1,712,320 as compared to $1,654,406 for the first quarter of 2001. The change of $57,914 represents a 3.5% increase. Premium written in the first quarter of 2002 was $1,804,065 as compared to $1,967,531 for the same period in 2001. The decrease of $163,466 is due to additional premium included in the first quarter of 2001, relating to the prior period. Without the adjustment, premium written in the first quarter of 2002 was slightly higher by 1.7%, in comparison to premium written in the first quarter of 2001. The increase is due to the continued growth of the AICPA Plan, primarily the result of an increase in the number of insureds under the AICPA Plan and from rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     The loss ratio for the first quarter of 2002 was 90% for the current treaty, as compared to 95% for the same period of 2001. The loss ratio of 90% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 2001 was 94.7%.

AMERINST INSURANCE GROUP, LTD.

     Policy acquisition costs of $506,053 were expensed in the first quarter of 2002 as compared to $491,180 for the same period of 2001, an increase of 3.0%. Such costs as a percentage of premiums earned are 29.6% and 29.7% for the quarters ended March 31, 2002 and 2001, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

     These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(557,370) for the first quarter of 2002 as compared to $(674,222) for the same period of 2001. The more favorable results in 2002 are due to a decrease in the losses incurred.

     Investment yield of 3.8%, consisting of interest and dividend income, represents a decrease from the 4.5% return earned in the first quarter of 2001 and the 4.4% return earned throughout 2001. The lower yield trend in recent periods is attributable to the increase in equity holdings. Sales of securities during the first quarter of 2002 resulted in realized capital gains of $293,360 as compared to gains of $232,551 in the first quarter of 2001. Gains recorded in the first quarter of 2002 primarily relate to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

     As of March 31, 2002, total invested assets amounted to $50,506,326, an increase of $1,565,112 or 3.2% from $48,941,214 at December 31, 2001. Cash and cash equivalent balances increased from $2,855,781 at December 31, 2001 to $2,886,555 at March 31, 2002, an increase of $30,774, or 1.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at March 31, 2002 was 1.51:1, compared to a ratio of 1.50:1 at March 31, 2001.

     Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,145,874 at December 31, 2001 and $765,018 at March 31, 2002. This balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable represents AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. At December 31, 2001 and at March 31, 2002 the balance was $174,833.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

     The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that the yield is adequate to compensate the Company for the risk of inflation. In addition, the Company anticipates any increase from inflation in the ultimate cost of settling unpaid claims generally will be offset by investment income earned during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

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

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at March 31, 2002 and December 31, 2001 respectively.

                                               Market Value   Market Value
                                                03/31/2002     12/31/2001
                                               ------------   ------------
Fixed Income Portfolio
------------------------
Due in 1 year or less.......................   $ 1,528,402    $ 2,034,652
Due after 1 year through 5 years............     4,509,626      3,724,912
Due after 5 years through 10 years..........     4,465,810      4,435,397
Due after ten years.........................     1,418,278      1,419,268
                                               -----------    -----------
          Sub-total.........................   $11,922,116    $11,614,229
Mortgage backed securities and
   Obligations of U.S. government
   Corporations and agencies................   $18,346,571    $17,915,010
                                               -----------    -----------

          Total Fixed-Income................   $30,268,687    $29,529,239
                                               ===========    ===========
          Total Equities....................   $17,351,084    $16,556,194
                                               ===========    ===========

FINANCIAL CONDITION AND LIQUIDITY

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Under the June 1 Board authorization, Investco has purchased to date 11,578 Common Shares for a purchase price of $354,794. In addition, Investco has purchased to date 9,855 Common Shares of individuals who have died or retired for a purchase price of $429,329. The Company paid its twenty-seventh consecutive quarterly dividend of $0.65 per share during the first quarter of 2002.

AMERINST INSURANCE GROUP, LTD.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.
     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                   AMERINST INSURANCE GROUP, LTD.
                                   ------------------------------
                                             (Registrant)


May 15, 2002    /s/ Richard Lowther
                     ------------------------------------
                     Richard Lowther
                     (Vice President and Chief Financial Officer,
                     duly authorized to sign this Report in such
                     capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended March 31, 2002

Exhibit
Number    Description
-------   -----------
3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
          10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12 Trust Agreement among AIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (13)
10.13 Investment Counsel Agreement between AIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)
10.14 Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001
          (14)
10.15 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (filed herewith)
10.16 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (filed herewith)
21        Subsidiaries of the Registrant (1)

----------
(1) Filed with the Company's Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.

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

(14) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.