Form 10-Q
period 2002-06-30
AMERINST INSURANCE GROUP LTD
filed 2002-08-13
CIK 1065201

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the Quarterly period ended June 30, 2002.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from __________________ to __________________

                             Commission file number

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

                             [X] YES       [_] NO

Number of shares of common stock outstanding:


                                                     Number outstanding
                 Class                              as of August 5, 2002
                 -----                              --------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                  308,038

Part I, Item 1

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                               As of          As of
                                                              June 30,     December 31,
ASSETS                                                          2002          2001
                                                            -----------    -----------
INVESTMENTS
 Fixed maturity investments, at market value (amortized
  cost $30,548,406 and $28,529,843) ......................  $31,743,430    $29,529,239
 Equity securities, at market value (cost $14,471,788
  and $13,972,736) .......................................   15,431,443     16,556,194
                                                            -----------    -----------
  TOTAL INVESTMENTS ......................................   47,174,873     46,085,433

 Cash and cash equivalents ...............................    2,725,054      2,855,781
 Assumed reinsurance premiums receivable .................       23,902      1,145,874
 Reinsurance balances recoverable ........................      674,223        674,223
 Fund deposit with a reinsurer ...........................      108,000        108,000
 Accrued investment income ...............................      416,399        448,786
 Deferred policy acquisition costs .......................      772,926        891,311
 Federal income taxes receivable .........................            0        504,658
 Prepaid expenses and other assets .......................      190,935        130,427
                                                            -----------    -----------

  TOTAL ASSETS ...........................................  $52,086,312    $52,844,493
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Unpaid losses and loss adjustment expenses ..............  $30,086,368    $29,242,625
 Unearned premiums .......................................    2,712,023      3,127,409
 Reinsurance balances payable ............................      174,833        174,833
 Accrued expenses and other liabilities ..................      562,471        572,407
                                                            -----------    -----------

  TOTAL LIABILITIES ......................................   33,535,695     33,117,274
                                                            -----------    -----------

STOCKHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares authorized,
  2002 and 2001:  331,751 issued and outstanding .........      331,751        331,751
 Additional paid-in capital ..............................    6,801,870      6,801,870
 Retained earnings .......................................   10,073,483      9,747,981
 Accumulated other comprehensive income ..................    2,154,679      3,582,854
 Treasury Stock (22,071 and 20,388 shares) at cost .......     (811,166)      (737,237)
                                                            -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY .............................   18,550,617     19,727,219
                                                            -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $52,086,312    $52,844,493
                                                            ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                       INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                                    Six Months     Six Months    Three Months    Three Months
                                                                      Ended          Ended          Ended            Ended
                                                                  June 30, 2002  June 30, 2001  June 30, 2002   June 30, 2001
                                                                  -------------  -------------  -------------   -------------
Revenue

 Premiums earned ................................................  $ 3,297,468    $ 3,155,618   $ 1,585,148      $ 1,501,212
 Net investment income ..........................................      934,080      1,216,604       500,007          677,766
 Net realized capital gain ......................................      881,868        249,269       588,508           16,718
                                                                   -----------    -----------   -----------      -----------

    Total Revenue ...............................................    5,113,416      4,621,491     2,673,663        2,195,696

Losses And Expenses
 Losses and loss adjustment expense .............................    2,967,885      3,149,143     1,426,633        1,577,456
 Policy acquisition costs .......................................      968,600        928,777       462,547          437,597
 Operating and management expenses ..............................      447,717        515,827       225,332          250,066
                                                                   -----------    -----------   -----------      -----------

    Total Losses And Expenses ...................................    4,384,202      4,593,747     2,114,512        2,265,119
                                                                   -----------    -----------   -----------      -----------

Net Income (Loss) ...............................................  $   729,214    $    27,744   $   559,151      $   (69,423)
                                                                   -----------    -----------   -----------      -----------

Other Comprehensive Income
   Net unrealized holding gains (losses)
    arising during the period ...................................     (546,307)     1,334,811    (1,228,341)         962,756
   Reclassification adjustment for gains and losses
    included in net income ......................................     (881,868)      (249,269)     (588,508)         (16,718)
                                                                   -----------    -----------   -----------      -----------

Other Comprehensive Income (loss)................................   (1,428,175)     1,085,542    (1,816,849)         946,038
                                                                   -----------    -----------   -----------      -----------

Comprehensive Income (Loss) .....................................  $  (698,961)   $ 1,113,286   $(1,257,698)     $   876,615
                                                                   ===========    ===========   ===========      ===========

Retained Earnings, Beginning Of Period ..........................  $ 9,747,981    $ 9,818,445   $ 9,715,929      $ 9,707,475
Net income (loss) ...............................................      729,214         27,744       559,151          (69,423)
Dividends paid ..................................................     (403,712)      (414,177)     (201,597)        (206,040)
                                                                   -----------    -----------   -----------      -----------

Retained Earnings, End Of Period ................................  $10,073,483    $ 9,432,012   $10,073,483      $ 9,432,012
                                                                   ===========    ===========   ===========      ===========


Per share amounts
   Net income (loss) ............................................  $      2.35    $      0.09   $      1.80      $     (0.22)
                                                                   ===========    ===========   ===========      ===========

   Dividends paid ...............................................  $      1.30    $      1.30   $      0.65      $      0.65
                                                                   ===========    ===========   ===========      ===========

   Weighted average number of shares
    outstanding for the entire period ...........................      310,522        319,088       310,314          317,115
                                                                   ===========    ===========   ===========      ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                            Six Months          Six Months
                                                                              Ended               Ended
                                                                             June 30,            June 30,
                                                                               2002                2001
                                                                           ------------        -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities ................................ $  2,103,122        $   622,054
                                                                           ------------        -----------
INVESTING ACTIVITIES
 Purchases of investments ................................................  (18,375,651)        (7,406,624)
 Proceeds from sales and maturities of investments .......................   16,619,443          7,226,371
                                                                           ------------        -----------
Net Cash Used in Investing Activities. ...................................   (1,756,208)          (180,253)
                                                                           ------------        -----------
FINANCING ACTIVITIES
 Purchase of Treasury shares .............................................      (73,929)           (61,680)
 Dividends paid ..........................................................     (403,712)          (414,177)
                                                                           ------------        -----------
Net Cash Used in Financing Activities ....................................     (477,641)          (475,857)
                                                                           ------------        -----------
DECREASE IN CASH ......................................................... $   (130,727)       $   (34,056)
                                                                           ============        ===========


See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS
Three months ended June 30, 2002 compared to three months ended June 30, 2001:
A net income of $559,151 was recorded for the second quarter of 2002 in comparison to a net loss of $(69,423) for the same period of 2001. The more favorable results are due to an increase in the net realized capital gain for the period and a decrease in incurred losses. Earned premiums for the second quarter of 2002 amounted to $1,585,148 as compared to $1,501,212 for the second quarter of 2001, an increase of $83,936 or 5.6%. Premiums written for the three months ended June 30, 2002 were $1,078,017, as compared to $957,017 for the second quarter of 2001, an increase of $121,000 or 12.6%.

The loss ratio for the second quarter of 2002 was 90% for the current treaty, as compared to 105% for the same period of 2001. The loss ratio of 90% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 2001 was 94.7%.

AMERINST INSURANCE GROUP, LTD.
OPERATIONS--(Continued)

Policy acquisition costs of $462,547 were expensed in the second quarter of 2002 as compared to $437,597 for the same period of 2001, an increase of $24,950 or 5.7%. Such costs as a percentage of premiums earned are 29.2% and 29.1% for the quarters ended June 30, 2002 and 2001, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(529,364)for the second quarter of 2002 as compared to $(763,907) for the same period of 2001, an improvement of $234,543 or 30.7%. The improvement is due to a decrease in the recorded losses and other operating and management expenses.

Investment yield for the second quarter of 2002 was 4.0%, consisting of interest and dividend income, and represents a decrease from the 5.6% return earned in the second quarter of 2001. Sales of securities during the second quarter of 2002 resulted in realized capital gains of $588,508, as compared to gains of $16,718 in the second quarter of 2001. Gains recorded in the second quarter of 2002 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2002 compared to six months ended June 30, 2001:
Net income of $729,214 was recorded for the six months ended June 30, 2002 in comparison to a net income of $27,744 for the six months ended June 30, 2001. The improved results are due to an increase in net realized capital gain, a decrease of incurred losses and other operating and management expenses.

Sales of securities during the six months ended June 30, 2002 resulted in realized capital gains of $881,868 as compared to $249,269 in the same period of 2001. Gains recorded in 2002 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through June 30, 2002 was $934,080 compared to $1,216,604 for the same period of 2001. Investment yield for the six months period of 2002 was approximately 3.8% as compared to 5.0% for the first six months of 2001.

Earned premiums for the first six months of 2002 amounted to $3,297,468 as compared to $3,155,618 for 2001. The change of $141,850 represents a 4.5% increase. The increase in earned premiums is attributable to the increase in the number of policies written under the current treaty compared to the same period in 2001. Premiums written in the six months ended June 30, 2002 were $2,882,082 as compared to $2,942,548 for the same period in 2001. The decrease of $60,466 is due to additional premium of $194,137 included in the first six months of 2001, relating to 2000. Without the adjustment, premium written in the first six months of 2002 was higher by 4.9%, in comparison to premium written in the first six months of 2001. The increase is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first six months of 2002 was 90% as compared to 99.8% for the same period of 2001. The loss ratio of 90% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary.

AMERINST INSURANCE GROUP, LTD.

Losses recorded through June 30, 2002 do not reflect any development of prior year reserves. Management expects to make a determination in the fourth quarter whether an adjustment to reserves for prior years is appropriate. However, based on information to date, Management believes that no such adjustment is required as of June 30, 2002.

Policy acquisition costs of $968,600 were expensed in the first six months of 2002 as compared to $928,777 for the same period of 2001, an increase of 4.3%. Such costs as a percentage of premiums earned are 29.4% for both the six-month periods ended June 30, 2002 and 2001. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies. These fluctuations combined to result in a net underwriting loss of $(1,086,734) for the six month period as compared to $(1,438,129) for the same period in 2001, an improvement of $351,395. The more favorable underwriting results in 2002 are due to the loss ratio of 90% in 2002, compared to 99.8% in 2001.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2002, total invested assets amounted to $49,899,927, an increase of $958,713 or 2.0% from $48,941,214 at December 31, 2001. Cash and cash equivalents balances decreased from $2,855,781 at December 31, 2001 to $2,725,054 at June 30, 2002, a decrease of $130,727, or 4.6%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at June 30, 2002 was 1.49:1, compared to a ratio of 1.49:1 at June 30, 2001.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,145,874 at December 31, 2001 and $23,902 at June 30, 2002. This balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable represents AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. At December 31, 2001 and at June 30, 2002 the balance was $174,833.

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

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at June 30, 2002 and December 31, 2001 respectively.

                                       Market Value  Market Value
                                       06/30/2002     12/31/2001
                                       -----------   -----------
Fixed Income Portfolio
----------------------
Due in 1 year or less                  $ 1,527,092   $ 2,034,652
Due after 1 year through 5 years         3,741,440     3,724,912
Due after 5 years through 10 years       2,653,051     4,435,397
Due after ten years                      1,464,775     1,419,268
                                       -----------   -----------
            Sub-total                  $ 9,386,358   $11,614,229
Mortgage backed securities and
  Obligations of U.S. government
  Corporations and agencies            $22,357,072   $17,915,010
                                       -----------   -----------

          Total Fixed-Income           $31,743,430   $29,529,239
                                       ===========   ===========
          Total Equities               $15,431,443   $16,556,194
                                       ===========   ===========

FINANCIAL CONDITION AND LIQUIDITY

On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. To date, Investco has purchased 13,022 Common Shares for a purchase price of $402,771. In addition, to date Investco has purchased 10,691 Common Shares of individuals who have died or retired for a purchase price of $468,393. The Company paid its twenty-eighth consecutive quarterly dividend of $0.65 per share during the second quarter of 2002.

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 30, 2002, the Company held its Annual General Meeting of Shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1. The proposal to elect Jeffrey I. Gillman, Irvin F. Diamond and Jerrell A. Atkinson as directors of the Company to serve for a term expiring at the 2005 Annual General Meeting of Shareholders and to elect Stuart Grayston as director of the Company to serve for a term expiring at the 2004 Annual General Meeting of Shareholders; and

2. The proposal to re-appoint Deloitte & Touche as the Company's independent auditors.

The following table provides the number of votes cast for or against, as well as the number of abstentions, as to each matter submitted to a vote of stockholders at the meeting.

Matter                                   For        Against          Abstain
------                                  -----       -------          -------
Election of each of the following
individuals as directors of the
Company:

  Jeffry I. Gillman                     121,795        0               6,179
  Irvin F. Diamond                      121,737       58               6,179
  Jerrell A. Atkinson                   121,767       28               6,179
  Stuart Grayston                       120,856      939               6,179

Appointment of Deloitte & Touche
as the Company's independent auditors   118,286    6,538               3,150

Part II, Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.
     (b)  Reports on Form 8-K


     No reports on Form 8-K were filed during the quarter ended June 30, 2002

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

                                     AMERINST INSURANCE GROUP, LTD.
                                     ------------------------------
                                               (Registrant)



August 14, 2002   /s/ Richard Lowther
                --------------------------------
                Richard Lowther
                (Vice President and Chief Financial Officer,
                duly authorized to sign this Report in such
                capacity and on behalf of the Registrant.)

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended June 30, 2002


Exhibit
Number    Description
-------   -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
          10.9 Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12     Trust Agreement among AIC Ltd., Continental Casualty Company and
          Chase Manhattan Bank dated as of December 21, 2000 (13)
10.13 Investment Counsel Agreement between AIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)
10.14 Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001
          (14)
10.15 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
10.16 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
21        Subsidiaries of the Registrant (1)

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

(14) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(15) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.