Form 10-Q
period 2002-09-30
AMERINST INSURANCE GROUP LTD
filed 2002-11-15
CIK 1065201

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Quarterly period ended September 30, 2002.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________________ to ___________________.

                        Commission file number 000-28249

                         AMERINST INSURANCE GROUP, LTD.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            BERMUDA                                       98-020-7447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)                        (Identification No.)
 C/O USA Offshore Management, Windsor Place,               (Zip Code)
18 Queen Street, 2nd Floor,
 PO Box HM 1601, Hamilton HM GX, Bermuda

Registrant's telephone number, including area code:     (441) 296-3973

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES       [_] NO

Number of shares of common stock outstanding:

                                                        Number outstanding
                 Class                                  as of November 4, 2002
                 -----                                  ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE                 307,711


Part I, Item 1

                         AMERINST INSURANCE GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                             (Unaudited)
                                                                As of          As of
                                                            September 30,   December 31,
ASSETS                                                          2002          2001
                                                            ------------    ------------
INVESTMENTS
 Fixed maturity investments, at market value (amortized
   cost $30,827,892 and $28,529,843) ......................  $32,561,996    $29,529,239
 Equity securities, at market value (cost $14,498,479
   and $13,972,736) .......................................   13,154,476     16,556,194
                                                             -----------    -----------
  TOTAL INVESTMENTS .......................................   45,716,472     46,085,433

 Cash and cash equivalents ................................    1,966,236      2,855,781
 Assumed reinsurance premiums receivable ..................    1,030,423      1,145,874
 Reinsurance balances recoverable .........................      674,223        674,223
 Fund deposit with a reinsurer ............................      108,000        108,000
 Accrued investment income ................................      413,625        448,786
 Deferred policy acquisition costs ........................      926,735        891,311
 Federal income taxes receivable ..........................            0        504,658
 Prepaid expenses and other assets ........................      158,047        130,427
                                                             -----------    -----------
  TOTAL ASSETS ............................................  $50,993,761    $52,844,493
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Unpaid losses and loss adjustment expenses ...............  $30,551,561    $29,242,625
 Unearned premiums ........................................    3,251,701      3,127,409
 Reinsurance balances payable .............................      174,833        174,833
 Accrued expenses and other liabilities ...................      585,584        572,407
                                                             -----------    -----------
  TOTAL LIABILITIES .......................................   34,563,679     33,117,274
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

 Common shares, $1 par value, 500,000 shares authorized,
  2002 and 2001:  331,751 issued and outstanding ..........      331,751        331,751
 Additional paid-in capital ...............................    6,801,870      6,801,870
 Retained earnings ........................................    9,855,434      9,747,981
 Accumulated other comprehensive income ...................      321,363      3,582,854
 Treasury Stock (23,961 and 20,388 shares) at cost              (880,336)      (737,237)
                                                             -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY ..............................   16,430,082     19,727,219
                                                             -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............  $50,993,761    $52,844,493
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


                                            AMERINST INSURANCE GROUP, LTD.
                                        CONDENSED CONSOLIDATED STATEMENTS OF
                                          OPERATIONS, COMPREHENSIVE INCOME
                                               AND RETAINED EARNINGS
                                                     (Unaudited)




                                                     Nine Months     Nine Months     Three Months    Three Months
                                                        Ended           Ended           Ended           Ended
                                                    Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                                                    --------------  --------------  --------------  --------------
Revenue
 Premiums earned ...................................   $ 4,680,080     $ 4,756,478     $ 1,382,612     $ 1,600,860
 Net investment income .............................     1,533,858       1,702,203         599,778         485,599
 Net realized capital gain (loss) ..................       752,808         367,480        (129,060)        118,211
                                                       -----------     -----------     -----------     -----------

    Total Revenue ..................................     6,966,746       6,826,161       1,853,330       2,204,670

Losses And Expenses
 Losses and loss adjustment expenses ...............     4,212,236       4,667,550       1,244,351       1,518,407
 Policy acquisition costs ..........................     1,381,868       1,402,714         413,268         473,937
 Operating and management expenses .................       661,300         630,394         213,583         114,567
                                                       -----------     -----------     -----------     -----------

    Total Losses And Expenses ......................     6,255,404       6,700,658       1,871,202       2,106,911
                                                       -----------     -----------     -----------     -----------
Net Income (Loss) ..................................   $   711,342     $   125,503     $   (17,872)    $    97,759

Other Comprehensive Income (Loss)
   Net unrealized holding gain (loss)
    arising during the period ......................    (2,508,683)        444,935      (1,962,376)     (1,126,298)
   Reclassification adjustment for gains
    included in net income .........................      (752,808)       (367,480)        129,060        (118,211)
                                                       -----------     -----------     -----------     -----------
 Other Comprehensive Income(Loss) ..................    (3,261,491)         77,455      (1,833,316)     (1,008,087)
                                                       -----------     -----------     -----------     -----------

Comprehensive Income (Loss) ........................   $(2,550,149)    $   202,958     $(1,851,188)    $  (910,328)
                                                       ===========     ===========     ===========     ===========

Retained Earnings, Beginning Of Period .............   $ 9,747,981     $ 9,818,445     $10,073,486     $ 9,432,012
Net income (loss) ..................................       711,342         125,503         (17,872)         97,759
Dividends paid .....................................      (603,889)       (619,051)       (200,180)       (204,874)
                                                       -----------     -----------     -----------     -----------

Retained Earnings, End Of Period ...................   $ 9,855,434     $ 9,324,897     $ 9,855,434     $ 9,324,897
                                                       ===========     ===========     ===========     ===========

Per share amounts
   Net income(loss) ................................   $      2.30     $      0.39     $     (0.06)    $      0.31
                                                       ===========     ===========     ===========     ===========

   Dividends paid ..................................   $      1.95     $      1.95     $      0.65     $      0.65
                                                       ===========     ===========     ===========     ===========

   Weighted average number of shares
   outstanding for the entire period ...............       309,577         317,993         308,735         315,105
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


                                       AMERINST INSURANCE GROUP, LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)




                                                                        Nine Months       Nine Months
                                                                           Ended             Ended
                                                                         Sept. 30,         Sept. 30,
                                                                            2002              2001
                                                                        -----------       -----------

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities ...........................   $ 1,850,482       $  (367,559)
                                                                        -----------       -----------
INVESTING ACTIVITIES
 Purchases of investments ...........................................   (25,529,267)      (11,602,618)
 Proceeds from sales and maturities of investments ..................    23,536,228        11,867,264
                                                                        -----------       -----------
Net Cash Provided by (Used in)
  Investing Activities ..............................................    (1,993,039)          264,646
                                                                        -----------       -----------
FINANCING ACTIVITIES
 Purchase treasury stock ............................................      (143,099)          (78,896)
 Dividends paid .....................................................      (603,889)         (619,051)
                                                                        -----------       -----------
Net Cash Used in Financing Activities ...............................      (746,988)         (697,947)
                                                                        -----------       -----------
DECREASE IN CASH ....................................................   $  (889,545)      $  (800,860)
                                                                        ===========       ===========

 See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001:

A net loss of $(17,872) was recorded for the third quarter of 2002 in comparison to a net income of $97,759 for the same period of 2001. The decline in the results is due to decrease in the net realized capital gain (loss) for the period in comparison to the same period in 2001. Earned premiums for the third quarter of 2002 amounted to $1,382,612 as compared to $1,600,860 for the third quarter of 2001, a decrease of $218,248 or 13.6%. Premiums written for the three months ended September 30, 2002 were $1,922,290, as compared to $1,769,244 for the third quarter of 2001, an increase of $153,046 or 8.7%.

The loss ratio for the third quarter of 2002 was 90.0% for the current treaty, as compared to 94.8% for the same period of 2001. The loss ratio of 90.0% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 2001 was 94.7%.

AMERINST INSURANCE GROUP, LTD.

Policy acquisition costs of $413,268 were expensed in the third quarter of 2002 as compared to $473,937 for the same period of 2001, a decrease of $60,669 or 12.8%. Such costs as a percentage of premiums earned are 29.9% and 29.6% for the quarters ended September 30, 2002 and 2001, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

These fluctuations in premiums, losses and expenses combined to result in a net underwriting loss of $(488,590) for the third quarter of 2002 as compared to $(506,051) for the same period of 2001, an improvement of $17,461 or 3.5%. The improvement is due to a decrease in the recorded losses.

Investment yield for the third quarter of 2002 was 1.2%, consisting of interest and dividend income, and represents a decrease from the 4.1% return earned in the third quarter of 2001. Sales of securities during the third quarter of 2002 resulted in realized capital losses of $129,060, as compared to gains of $118,211 in the third quarter of 2001. Losses recorded in the third quarter of 2002 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

Net income of $711,342 was recorded for the nine months ended September 30, 2002 in comparison to a net income of $125,503 for the nine months ended September 30, 2001. The improved results are due to a decrease of incurred losses.

Sales of securities during the nine months ended September 30, 2002 resulted in realized capital gains of $752,808 as compared to $367,480 in the same period of 2001. Gains recorded in 2002 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through September 30, 2002 was $1,533,858 compared to $1,702,203 for the same period of 2001.
Investment yield for the nine months period was approximately 4.27% as compared to 4.8% for the first nine months of 2001.

Earned premiums for the first nine months of 2002 amounted to $4,680,080 as compared to $4,756,478 for 2001. The change of $76,398 represents a 1.6% decrease. The decrease in earned premiums is attributable to the timing of policies written under the current treaty compared to the same period in 2001. Premiums written in the nine months ended September 30, 2002 were $4,804,372 as compared to $4,711,792 for the same period in 2001. The increase of $92,580 is due to the continued growth of the AICPA Professional Liability Insurance Plan ("AICPA Plan"), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a "step plan" that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first nine months of 2002 was 90.0% as compared to 98.1% for the same period of 2001. The loss ratio of 90.0% represents management's current estimated effective loss ratio selected in consultation with the Company's independent consulting actuary.

AMERINST INSURANCE GROUP, LTD.

Losses recorded through September 30, 2002 do not reflect any development of prior year reserves. The Company's actuary provides a range for loss reserves at December 31 each year. At December 31, 2001 the Company's management determined that the reserve should be $29,242,625. This amount is within, and at the upper end of the range provided by the actuary. Due to the inherent uncertainty in reserving for accountants' professional liability claims management believes this is an appropriate reserving policy. It should be noted that any reserve amount selected in the range has a direct effect on the net income of any given year, as well as shareholders' equity and the book value per share of the Company. Management will review the actuary's report at December 31, 2002 and select a reserve amount based on the recommendations of the actuary and the maturity of the related loss reserves.

Policy acquisition costs of $1,381,868 were expensed in the first nine months of 2002 as compared to $1,402,714 for the same period of 2001, a decrease of 1.5%. Such costs as a percentage of premiums earned are 29.5% and 29.5% for the nine-month periods ended September 30, 2002 and 2001, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies. These fluctuations combined to result in a net underwriting loss of $(1,575,324) for the nine month period as compared to $(1,944,180) for the same period in 2001, an improvement of $368,856 or 19.0%. The more favorable underwriting results in 2002 are due to the loss ratio of 90.0% in 2002, compared to 98.1% in 2001.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2002, total invested assets amounted to $47,682,708, a decrease of $1,258,506 or 2.6% from $48,941,214 at December 31, 2001. Cash and cash equivalents balances decreased from $2,855,781 at December 31, 2001 to $1,966,236 at September 30, 2002, a decrease of $889,545, or 31.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at September 30, 2002 was 1.38:1, compared to a ratio of 1.41:1 at September 30, 2001.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,145,874 at December 31, 2001 and $1,030,423 at September 30, 2002. This
balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable represents AIG's estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. At December 31, 2001 and at September 30, 2002 the balance was $174,833.

AMERINST INSURANCE GROUP, LTD.
QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK
INFLATION

The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company's fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company's operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that the yield is adequate to compensate the Company for the risk of inflation. In addition, any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

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

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at September 30, 2002 and December 31, 2001 respectively. We believe that a 100 basis point interest rate change would not have a material affect on the Company's financial position.

                                       Market Value  Market Value
                                        09/30/2002    12/31/2001
                                       ------------  ------------
Fixed Income Portfolio
----------------------
Due in 1 year or less                  $ 1,000,000   $ 2,034,652
Due after 1 year through 5 years         5,005,402     3,724,912
Due after 5 years through 10 years       2,871,121     4,435,397
Due after ten years                      1,282,050     1,419,268
                                       -----------   -----------
            Sub-total                  $10,158,573   $11,614,229
Mortgage backed securities and
  Obligations of U.S. government
  Corporations and agencies            $22,403,423   $17,915,010
                                       -----------   -----------
          Total Fixed-Income           $32,561,996   $29,529,239
                                       ===========   ===========
          Total Equities               $13,154,476   $16,556,194
                                       ===========   ===========

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

On June 1, 2000, the Board of Directors of AmerInst Investment Company, Ltd ("Investco"), which holds almost all of the Company's investment portfolio, authorized to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public account and on a negotiated case-by-case basis without limit. To date, Investco has purchased 13,281 Common Shares for a purchase price of $411,353. In addition, to date Investco has purchases 10,759 Common Shares from individuals who have died or retired for a purchase price of $471,625. The Company paid its twenty-ninth consecutive quarterly dividend of $0.65 per share during the third quarter of 2002.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervison and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it's consolidated subsidiaries) as required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


                                           AMERINST INSURANCE GROUP, LTD.
                                           -------------------------------------
                                                    (Registrant)



November 14, 2002    /s/ Murray Nicol
                    ---------------------------------
                    Murray Nicol
                    (Vice President and Chief Financial Officer,
                    duly authorized to sign this Report in such
                    capacity and on behalf of the Registrant.)

I Stuart Grayston, President of the AmerInst Insurance Group, Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AmerInst Insurance Group, Ltd;

     2. based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4. The other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Section 302(a)(4) of the Act) for the issuer;

          a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          b. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

          c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5. The other certifying officer and I have disclosed to the issuer's auditors and to the audit committee of the board of directors:

          a. all significant deficiencies in the design or operation of internal control which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and


     6. The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                       By:    /s/ Stuart Grayston
         -----------------                              -------------------
                                                        Stuart Grayston
                                                        President

I Murray Nicol, Vice President and CFO of the AmerInst Insurance Group, Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AmerInst Insurance Group, Ltd;

     2. based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4. The other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Section 302(a)(4) of the Act) for the issuer;

          a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          b. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

          c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;


     5. The other certifying officer and I have disclosed to the issuer's auditors and to the audit committee of the board of directors:

          a. all significant deficiencies in the design or operation of internal control which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and


     6. The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          By: /s/ Murray Nicol
      -----------------                              --------------------
                                                     Murray Nicol
                                                     Vice President & CFO

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended September 30, 2002


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

10.13 Investment Counsel Agreement between AIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14 Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001
          (14)

10.15 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

21        Subsidiaries of the Registrant (1)

99.1 President Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Vice President Certification pursuant of Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------

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