Form 10-K
period 2002-12-31
AMERINST INSURANCE GROUP LTD
filed 2003-03-31
CIK 1065201

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           Annual report pursuant to section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002.

[_]        Transition report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

               For the transition period from _______ to ________.

                        Commission file number 000-28249

                                ----------------

                         AMERINST INSURANCE GROUP, LTD.
             (Exact Name of Registrant as Specified in its Charter)

            BERMUDA                                         98-020-7447
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

c/o USA Offshore Management, Limited,
Windsor Place, 18 Queen Street, 2/nd/ Floor
PO Box HM 1601, Hamilton HM GX, Bermuda
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (441) 296-3973

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

                                [X] YES   [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the common stock held by non-affiliates of the Registrant as of March 10, 2003 was $17,585,882.*

Number of common shares, $1.00 par value per share, outstanding as of March 10, 2003 was 304,887.

*based on book value as of December 31, 2002.

                                     PART I

Item 1.  Business

General

     AmerInst Insurance Group, Ltd. ("AMIG Ltd." or the "Company") was formed under the laws of Bermuda on July 16, 1998. AMIG Ltd.'s principal offices are located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HM GX, Bermuda. On December 2, 1999, the Company and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation ("AIIG"), consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company (the "Exchange"). AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued common shares of AMIG Ltd.

     The primary purpose of AMIG Ltd. and its subsidiaries is to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing and availability of accountants' professional liability insurance. The sole business activity of the Company's wholly owned subsidiary, AmerInst Insurance Company, Ltd. ("AMIC Ltd.") is to act as a reinsurer of professional liability insurance policies that are issued under the AICPA Professional Liability Insurance Plan ("AICPA Plan" or "Plan"). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 23,000 accounting firms are insured under the Plan.

     The purposes for the formation and operation of AMIG Ltd. and its wholly owned subsidiaries, AmerInst Mezco, Ltd. ("Mezco"), AmerInst Insurance Company, Ltd. ("AMIC Ltd.") and AmerInst Investment Company, Ltd. ("Investco") was to restructure AIIG's operations and change AIIG's domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted AIIG to reorganize its business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, without limitation, (i) the enhanced ability to purchase shares of shareholders who have died or retired from the practice of accounting, as AIIG previously did generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda's standing as a major reinsurance and financial center.

     In the future, AMIC Ltd. may want to expand its business, subject to any required regulatory approvals, to include the reinsurance of other lines of coverage. AMIG Ltd.'s purpose is more fully described in Note 1 of the audited financial statements included herein.

     The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. From the inception of AIIG, AMIG Ltd.'s predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AmerInst Insurance Company Inc. ("AIIC") provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIIC such that AIIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the "value plan" business from CNA, the "value plan" provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregates for combined losses and expenses.

     AIIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AMIC Ltd. from its obligation to the ceding companies.

Third-party Managers and Service Providers

     USA Offshore Management, Ltd. provides the day-to-day services necessary in the administration of AMIG Ltd.'s, Mezco's, AMIC Ltd.'s and Investco's business. Prior to the Exchange, these services were provided by USA Risk Group, an affiliate of USA Offshore Management, through Vermont Insurance Management, Inc.

     The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs AMIG Ltd.'s investments pursuant to guidelines approved by AMIG Ltd.'s board of directors. Harris Associates L.P. and Northeast Investment Management, Inc. provide discretionary investment advice with respect to AMIG Ltd.'s equity investments.

     Milliman USA (fka Milliman & Robertson, Inc.), (Liscord, Ward & Roy, Inc. for year-ends prior to December 31, 1998) an independent casualty actuarial consulting firm, has been retained by AMIC Ltd. to render advice regarding actuarial matters.

     The law firms of Altheimer & Gray and Conyers, Dill and Pearman have been retained to render advice on legal matters.

     Deloitte & Touche has been retained by AMIG Ltd. as its independent auditor to audit its financial statements. Prior to the Exchange, Johnson Lambert & Co. served as independent auditor for AIIG.

     Butterfield Corporate Services were retained effective January 1, 2001 to provide share transfer agent and share registry services. Prior to January 1, 2001 Computershare, Inc provided these services.

Professional Liability Coverage

     The professional liability policy issued by CGI or CNA and ultimately reinsured by AMIC Ltd. (the "Policy") is a Professional Liability Company Indemnity Policy form.

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

     Depending on the insured, defense costs for the policies issued by CNA (and reinsured by AMIC Ltd.) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits. Those insureds under the value plan have separate limits for losses and defense costs. There are a few States in which defense costs may not be included within the Policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, the Policy will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

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

     AMIG Ltd. and AMIC Ltd. are subject to regulation under the insurance laws of Bermuda, where they are domiciled.

Bermuda Regulation

     AMIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance ("SOI"). In deciding whether to grant registration, the SOI has discretion to act as he thinks fit in the public interest. The SOI is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the SOI may impose conditions relating to the writing of certain types of insurance business.

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

     The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Bermuda Act, AMIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum of solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the SOI a statutory financial return together with a copy of its respective statutory financial statements which includes a report of the independent auditor concerning the statutory financial statements of the insurer, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the SOI from declaring or paying and dividends during the next financial year); (iv) will be prohibited, without the approval of the SOI from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements; and (v) if it appears to the SOI that there is a risk of AMIC Ltd. becoming insolvent or that it is in breach of the Bermuda Act or any conditions imposed upon its registration, the SOI may, in addition to the restrictions specified above, direct AMIC Ltd. not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the SOI may think fit.

     The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the SOI, do not automatically qualify as advances to affiliates, such as real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, AMIC Ltd.'s holding in Investco requires the specific approval of the SOI, which it has received.

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

     As a Bermuda insurer, AMIG Ltd. is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of the Company is located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HMGX, Bermuda. The principal representative is USA Offshore Management Ltd. Without a reason acceptable to the SOI an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the SOI is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the SOI setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the SOI relating to a solvency margin or a liquidity or other ratio.

     The business of the Company and its subsidiaries is conducted from offices in Hamilton, Bermuda. AMIC Ltd. conducts the casualty insurance underwriting business previously conducted by AIIC. Investco and the Company conduct investment business for their own accounts through investment advisors in the U.S. or other investment markets as needed and appropriate. Neither Investco nor the Company operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from the Bermuda offices at which the officers of AMIC Ltd. and Investco are located: (i) communications with shareholders of the Company, including the providing of financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by the Company, AMIC Ltd. or Investco of shares in any of such entities;
(iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers' and directors' fees and salaries; (viii) arrangement for and conduct of meetings of the shareholders and directors of the Company, AMIC Ltd. and Investco; and (ix) execution of redemptions of shares of stock of the Company, AMIC Ltd. and Investco. The Company does not maintain an office or place of business in the United States.

     AMIC Ltd.'s ability to pay dividends to AMIG Ltd. is subject to the provisions of the Bermuda insurance laws. Under Companies' Bermuda law, AMIC Ltd. is prohibited from declaring or paying a dividend at December 31, 2002 if such payment would reduce the realizable value of its assets ($53,335,167) to an amount less than the aggregate value of its liabilities ($34,236,897) issued share capital ($120,000) and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2002, $13,098,289 was available to stockholders.

     AMIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2002 and 2001 these requirements have been met as follows:

                               Statutory
                           Capital & Surplus               Liquid Assets
                        Minimum          Actual        Minimum        Actual

December 31, 2002     $4,571,826      $16,005,873    $35,102,366   $62,809,027

December 31, 2001     $4,344,963      $17,214,779    $32,708,085   $60,825,559

Customers

     AMIC Ltd.'s only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

     AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. See Note 8, Notes to the Consolidated Financial Statements.

Loss Reserves

     For information concerning AMIC Ltd.'s loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Management's Discussion and Analysis of Financial Condition and Results of Operation, Note 3 to the Consolidated Financial Statements, and Note 6 to the Consolidated Financial Statements.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the common shares of AMIG Ltd. AMIG Ltd.'s Bye-Laws provide that all transfers of common shares of AMIG Ltd. must be approved by AMIG Ltd.'s Board of Directors or a committee thereof. AMIG Ltd.'s Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for share ownership contained in AMIG Ltd.'s Share Ownership Policy.

     Notwithstanding the absence of a public market for its common shares, the Company has a policy of having its subsidiary, AmerInst Investment Company, Ltd. ("Investco"), which holds almost all of the Company's investment portfolio, redeem AMIG Ltd. shares owned by shareholders who have retired from the practice of accounting or have died at 75% of net book value as of the preceding fiscal year end.

     On June 1, 2000 the Board of Directors of Investco, which holds almost all of the company's investment portfolio, authorized it to expend up to $1,000,000 to repurchase outstanding common shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 common shares pursuant to the Board's authorization. Such purchases are affected through privately negotiated transactions and are in addition to Investco's practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. To date, Investco has purchased 15,075 Common Shares for a purchase price of $474,326. In addition, to date, Investco has purchased 11,809 Common Shares from individuals who have died or retired for a purchase price of $521,521.

     As of March 10, 2003, AMIG Ltd. had 2,429 holders of record of its common shares. On August 28, 1995, the Board of Directors of AIIG adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2002, 2001 and 2000, AMIG Ltd. paid cash dividends of $803,430, $821,556 and $855,681, respectively, representing four quarterly payments of $0.65 per share in each year. The declaration of dividends by AMIG Ltd.'s Board of Directors is dependent upon AMIG Ltd.'s and AMIC Ltd.'s capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Bermuda law imposes on AMIC Ltd.'s ability to pay dividends, see Licensing and Regulation above.

Item 6.   Selected Financial Data

     The following summary sets forth selected financial data with respect to AMIG Ltd. for the five fiscal years ended December 31, 2002. The balance sheet and income statement data have been derived from AMIG Ltd.'s consolidated financial statements which have been audited, for fiscal years through 1998 by Johnson Lambert & Co., AIIG's independent auditors and, for fiscal years 2002, 2001, 2000 and 1999 by Deloitte & Touche, AMIG Ltd.'s independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data

                                                                                  RESTATED
                                                                                 ----------
                              2002           2001         2000         1999         1998
                          ------------   -----------   ----------  ------------  ----------
Premiums Earned           $ 6,775,407    $ 6,400,322   $6,544,342  $ 6,388,323   $5,901,939
Net Investment Income       1,887,778      2,121,542    2,144,379    2,163,178    2,166,368
Net Realized Gain (Loss)   (1,005,185)       986,422     (168,819)     532,954      277,627
                          -----------    -----------   ----------  -----------   ----------
Total Revenue             $ 7,658,000    $ 9,508,286   $8,519,902  $ 9,084,455   $8,345,934
                          ===========    ===========   ==========  ===========   ==========
Net Income (Loss)         $  (741,560)   $   751,092   $ (648,013) $(1,438,024)  $1,061,530
                          ===========    ===========   ==========  ===========   ==========
Basic Earnings (Loss)
 Per Share                $     (2.40)   $      2.37   $    (1.98) $     (4.33)  $     3.19
                          ===========    ===========   ==========  ===========   ==========
Cash dividends declared
 per common share         $      2.60    $      2.60   $     2.60  $      2.60   $     2.60
                          ===========    ===========   ==========  ===========   ==========

Balance Sheet Data

Balance Sheet Data                                                                    RESTATED
                                                                                    -----------
                               2002           2001         2000          1999           1998
                           -----------    -----------   -----------   -----------   -----------
Investments                $46,267,306    $46,085,433   $45,827,405   $39,281,257   $42,548,658
Other Assets                 5,947,257      6,759,060     4,903,333     8,021,904     7,232,788
                           -----------    -----------   -----------   -----------   -----------
Total Assets               $52,214,563    $52,844,493   $50,730,738   $47,303,161   $49,781,446
                           ===========    ===========   ===========   ===========   ===========
Losses and Loss
Adjustment Expenses        $30,478,843    $29,242,625   $27,703,085   $25,037,029   $21,718,087
Unearned Premiums            3,350,380      3,127,409     2,789,499     3,057,408     3,415,651
Other Liabilities              668,604        747,240     1,263,002       598,905     2,705,699
                           -----------    -----------   -----------   -----------   -----------
Total Liabilities           34,497,827     33,117,274    31,755,586    28,693,342    27,839,437
Stockholders' Equity        17,716,736     19,727,219    18,975,152    18,609,819    21,942,009
                           -----------    -----------   -----------   -----------   -----------
Total Liabilities and
 Stockholders' Equity      $52,214,563    $52,844,493   $50,730,738   $47,303,161   $49,781,446
                           ===========    ===========   ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion presents the financial condition and results of operation for AMIG Ltd. combined with the financial condition and results of operation for its predecessor entity, AIIG, for the periods and as of the dates indicated.

Results of Operation

     A net loss of $(741,560) was reported in 2002, compared to net income of $751,092 in 2001. A net loss of $648,013 was reported in 2000.

     Premiums earned increased by 5.9% in 2002 to $6,775,407 from $6,400,322 in 2001. Premiums earned for 2001 decreased by 2.2% from $6,544,342 reported in 2000. In 2002, 2001, and 2000 premiums earned includes $59,577, $0 and $0, respectively, resulting from reductions in the ultimate estimated premium ceded pursuant to retrocession agreements in effect during 1989 through mid-1993. Ultimate premiums are dependent on loss experience under the agreements and are reevaluated as ultimate losses are reevaluated.

     The increase in earned premiums during 2002 is attributable to the fluctuation of the effective dates of policies written in the comparative period. Premiums written increased by 3.9% in 2002 to $6,998,378 from $6,738,231 in 2001. The increase in premiums written during 2002 is attributable to the continued growth of the AICPA Plan, primarily the result of rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AMIG Ltd.'s) exposure increases. This additional exposure results in an increase in premiums charged.

     Net investment income, includes amounts earned on the Company's investment portfolio and cash equivalents. Net investment income decreased $233,764 or 11.0% in 2002 to $1,887,778 from $2,121,542 in 2001. Net investment income in
2001 decreased by $22,837, or 1.1% from the $2,144,379 reported in 2000.

     Net realized capital gains and losses decreased $1,991,607 in 2002 to $(1,005,185) from $986,422 in 2001. 2002 includes realized capital gains on sales of $513,702 less realized loss on other than temporary impairment of investments of $(1,518,887). Net realized capital gains and losses in 2001 increased by $1,155,241 from the $(168,819) reported in 2000.

     Invested assets including cash equivalents increased by $485,637 or 1.0% to $49,426,851 in 2002 compared to $48,941,214 in 2001. 2001 invested assets increased by 2.2% from $47,888,738 in 2000. Investment yield including net realized capital gains and losses in 2002 was 1.8% as compared to 6.4% in 2001 and 4.3% in 2000. Excluding realized capital gains and losses, the yield was 3.8% in 2002, 4.4% in 2001 and 4.6% in 2000. The decrease in investment yield excluding realized capital gains and losses from 2001 to 2002 is primarily due to a decrease in the fixed term investments market yield.

     Unrealized gain on investments is $3,330,260 at December 31, 2002 as compared to $3,582,854 at December 31, 2001. AMIG Ltd. considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

     The composition of the investment portfolio at December 31, 2002 and 2001 is as follows:

                                                      2002   2001
                                                      ----   ----
  U.S. Treasury notes                                   0%     0%
  Mortgage backed securities and obligations of
   U.S. Government agencies                            44     39
  Corporate debt securities                             7      4
  Obligations of state and political subdivisions      18     21
  Equity securities                                    31     36
                                                     ----   ----
                                                      100%   100%
                                                     ====   ====

     AMIG Ltd. continues to invest in high-grade debt and equity securities.

     Losses and loss adjustment expenses incurred decreased by 9.8% to $5,468,410 in 2002 from $6,065,656 in 2001, and for 2001 decreased by 2.7% from
$6,231,210 in 2000. These amounts include favorable development of prior years' estimates of losses and loss adjustment expense of approximately $577,001 in 2002, $22,742 in 2001 and $0 in 2000. AMIG Ltd.'s loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 80.7% in 2002, 94.8% in 2001 and 95.2% in 2000. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of developments of prior year estimates and excluding reductions to retrocession premiums) is 89.2% in 2002, 95.1% in 2001, 95.2% in 2000.

     The Company's actuary provides a range for loss reserves at December 31 each year. At December 31, 2002 the Company's management determined that the net reserve should be $29,804,620. This amount is within, and at the upper end of the range provided by the actuary of $20,503,000 at the current mid reserve estimate and $31,204,000 at the high end. Due to the inherent uncertainty in reserving for accountants' professional liability claims, management believes this is an appropriate reserving policy. It should be noted that any reserve amount selected in the range has a direct effect on the net income of any given year, as well as shareholders' equity and the book value per share of the Company.

     Policy acquisition costs of $1,983,400 were expensed in 2002 as compared to $1,891,474 in 2001, an increase of 4.9%. Policy acquisition costs expensed in 2001 reflect a decrease of 1.9% from $1,927,973 in 2000. Such costs as a percentage of premiums earned (excluding the effects of increases to retrocession premiums) are 29.5% in 2002, 29.6% in 2001 and 29.5% in 2000, and result primarily from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

     Operating and management expenses increased by 18.5% in 2002 to $947,750 from $800,064 in 2001. The primary reasons for this increase are due to increased legal fees for additional SEC disclosures. Operating and management expenses for 2001 decreased by 21.0% from $1,013,138 in 2000, due to a significant reduction in 2001 legal fees due to completion of work on the redomestication to Bermuda compared to 2000. As well, due to the events of September 11th, 2001, there was one less meeting of the AMIG Ltd. Board of Directors resulting in a reduction in Director's fees and travel expenses.

     Effective December 2, 1999, the date of redomestication to Bermuda, the Company ceased to pay corporate income taxes, which meant the Company's deferred tax asset could not be utilized. As the Company reported a tax loss for the period ended December 2, 1999, a tax benefit resulted. This amount was received in 2002.

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

     As of December 31, 2002, total invested assets amounted to $46,267,306, an increase of $181,873 or 0.4% from $46,085,433 at December 31, 2001. Cash balances increased from $2,855,781 at December 31, 2001 to $3,159,545 at December 31, 2002. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders' equity at December 31, 2002 was .95 to 1, compared to .93 to 1 at December 31, 2001.

     AMIG Ltd.'s gross premiums assumed in 2002 amounted to $6,998,378, an increase of $260,147 from 2001. Gross premium assumed in 2001 increased by $461,797, or 7.4% from 2000. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $514,992 at December 31, 2002 and $1,145,874 at December 31, 2001. This balance also fluctuates due to the timing of renewal premiums written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

     Reinsurance recoveries represent AMIG Ltd.'s estimate of losses to be reimbursed by its reinsurer from future loss payments. AMIG Ltd. (through AMIC) entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by Coregis Group, Inc. (formerly Crum and Forster Managers Corporation), to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AMIG Ltd. are adjustable within a specified range based on actual experience under each contract. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses.

     Reinsurance balances payable represent AMIG Ltd.'s estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. The estimate of reinsurance balances due for retrospective premiums decreased by $174,833, $0 and $0 during 2002, 2001 and 2000, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable are $0 at December 31, 2002 and $174,833 at December 31, 2001.

     Prepaid expenses and other assets amounted to $136,204 at December 31, 2002, an increase of 4.4% from 2001.

     Deferred policy acquisition costs, representing the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 2001 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5%.

     The Company paid its thirtieth consecutive quarterly dividend of $0.65 per share during the fourth quarter of 2002.

     During 2002, 2001 and 2000, the Board of Directors declared quarterly dividends of $0.65 per share totaling $803,430, $821,556 and $855,681, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors' continuing evaluation of the Company's level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus to retain flexibility for any future business expansion.

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

     As is customary in the business, an actuarial review and projection is performed for AMIC Ltd by its independent actuary as of June 30 and December 31 of each year. The Company reviews the actuarial estimates throughout the year and the possible impact on the Company's financial position. Unless a significant trend is evident during the year, the Company's policy has been to make adjustments in the fourth quarter.

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

     The result of this process is that twice a year, the actuary has made recommendations of a range of ultimate loss estimate to AMIC's Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on the foregoing practice, the estimated loss ratio has been updated by AMIG Ltd.'s Board of Directors at least once each year.

     The following table shows the development of the estimated liability for the previous ten years of the Company's P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113

                                                                Year Ended December 31,
                                         1992    1993    1994    1995    1996    1997    1998    1999    2000    2001    2002
                                         ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Gross Liability for Loss and LAE
  Reserves ..........................  $25,287 $27,047 $25,335 $21,789 $20,300 $20,803 $21,718 $25,037 $27,703 $29,243 $30,479
Reinsurance Recoverable for Unpaid
  Loss and LAE Reserves .............      969   4,764   4,071   3,160   2,020   1,040     876     674     674     674     674
                                       ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Net Liability for Unpaid Losses and
  LAE reserves ......................  $24,318 $22,283 $21,264 $18,629 $18,280 $19,763 $20,842 $24,363 $27,029 $28,569 $29,805

                                                           Year Ended December 31,
                                    1992    1993    1994    1995    1996    1997    1998    1999    2000    2001    2002
                                    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Losses Reestimated as of:
     One Year Later .............. 23,004  18,099  17,957  15,709  16,869  14,883  18,309  21,062  25,775   27,992     -
     Two Years Later ............. 20,133  15,064  15,042  14,299  10,161  12,919  15,750  17,451  28,307
     Three Years Later ........... 17,782  12,196  13,635   8,417   9,458  11,531  12,359  20,055
     Four Years Later ............ 15,520  10,811   9,322   7,849   8,864  10,596  14,136
     Five Years Later ............ 14,825   8,479   9,074   7,621   8,419  11,780
     Six Years Later ............. 12,817   8,328   8,987   7,541   8,839
     Seven Years Later ........... 12,651   8,190   9,098   7,542
     Eight Years Later ........... 12,557   8,628   8,858
     Nine Years Later ............ 12,858   8,667
     Ten Years Later ............. 13,087

Cumulative Redundancy(Deficiency)  11,231  13,616  12,406  11,087   9,441   7,983   6,706,  4,308, (1,278)     577     -

Cumulative Amount Paid Through:

     One Year Later ..............  6,100   1,555   4,007   2,885   3,036   3,567   3,030   3,301   4,358    4,094     -
     Two Years Later .............  7,860   5,128   6,469   4,791   5,580   5,531   5,589   6,759   7,233
     Three Years Later ........... 10,370   6,765   7,721   6,087   6,471   6,919   7,785   8,563
     Four Years Later ............ 11,436   7,666   8,551   6,655   7,065   8,032   8,581
     Five Years Later ............ 11,878   8,199   8,920   6,883   7,546   8,364
     Six Years Later ............. 12,263   8,398   9,007   7,268   7,729
     Seven Years Later ........... 12,412   8,536   9,277   7,324
     Eight Years Later ........... 12,506   8,609   9,327
     Nine Years Later ............ 12,575   8,662
     Ten Years Later ............. 12,598

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

     The above table presents the development of balance sheet liabilities for 1992 through 2002 as of year-end 2002. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

     The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $11,087,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

     The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1995 year end liability was originally $18,629,000. As of December 31, 2002, the Company had paid $7,324,000 of the currently estimated $7,542,000 of losses and LAE that had been incurred for 1995 and prior years through the end of 2002; thus an estimated $218,000 in losses incurred through 1995 remain unpaid as of the current financial statement date.

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

FINANCIAL CONDITION AND LIQUIDITY

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1,000,000 to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are affected through privately negotiated transactions and are in addition to Investco's practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. To date, Investco has purchased 15,075 Common Shares for a purchase price of $474,326. In addition, to date Investco has purchased 11,809 Common Shares from individuals who have died or retired for a purchase price of $521,521.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements
----------------------------------------------------------------------  Page

Report of Independent Accountants ....................................    17
Consolidated Balance Sheets ..........................................    18
Consolidated Statements of Income and Other Comprehensive Income .....    19
Consolidated Statement of Changes in Stockholders' Equity ............ 20-22
Consolidated Statements of Cash Flows ................................    23
Notes to the Consolidated Financial Statements ....................... 24-34

Financial Statement Schedules:
----------------------------------------------------------------------

Reports of Independent Accountants on Financial Statement Schedule ...    35
Schedule I, Investments ..............................................    36
Schedule IV, Reinsurance .............................................    36

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after May 29, 2003 the ("Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13(a)-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably designed to be effective in alerting them on a timely basis to material information relating to the Company and it subsidiaries.

     There have been no significant changes in the Company's internal controls or to the best of the Company's knowledge in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  See Index to Financial Statements on page 15.

(a) (2)  See Index to Financial Statement Schedules on page 15.

(a) (3)  See Index to Exhibits set forth on pages 40 - 41.

(b) No reports on Form 8-K were filed during the year ended December 31, 2002.

(c)      See Index to Exhibits set forth on pages 40 - 41.

(d)      See Index to Financial Statement Schedules on page 15.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as at December 31, 2002 and 2001, and the related consolidated statements of operations and other comprehensive income (loss), of changes in stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche

DELOITTE & TOUCHE
Hamilton, Bermuda

March 21, 2003

                         AMERINST INSURANCE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

                                                                          2002           2001
ASSETS
Investments (Notes 4 and 5):
  Fixed maturity investments, at market value
    (amortized cost $30,427,476 and $28,529,843)                      $ 31,905,804   $ 29,529,239
  Equity securities, at market value (cost $12,509,570
     and $13,972,736)                                                   14,361,502     16,556,194
                                                                      ------------   ------------
      TOTAL INVESTMENTS                                                 46,267,306     46,085,433

Cash and cash equivalents                                                3,159,545      2,855,781
Assumed reinsurance premiums receivable                                    514,992      1,145,874
Reinsurance balances recoverable (Note 6)                                  674,223        674,223
Fund deposit with a reinsurer (Note 4)                                     108,000        108,000
Accrued investment income                                                  399,435        448,786
Deferred policy acquisition costs                                          954,858        891,311
Federal income taxes receivable                                                  -        504,658
Prepaid expenses and other assets                                          136,204        130,427
                                                                      ------------   ------------
      TOTAL ASSETS                                                    $ 52,214,563   $ 52,844,493
                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses(Note 6)                    $ 30,478,843   $ 29,242,625
Unearned premiums                                                        3,350,380      3,127,409
Reinsurance balances payable                                                     -        174,833
Accrued expenses and other liabilities                                     668,604        572,407
                                                                      ------------   ------------
      TOTAL LIABILITIES                                                 34,497,827     33,117,274
                                                                      ============   ============
STOCKHOLDERS' EQUITY
Common stock, $1 par value, 500,000 shares authorized,
    2002 and 2001: 331,751 shares issued and outstanding                   331,751        331,751
Additional paid-in-capital                                               6,801,870      6,801,870
Retained earnings                                                        8,202,991      9,747,981
Accumulated other comprehensive income                                   3,330,260      3,582,854
Treasury stock (25,615 and 20,388 shares) at cost                         (950,136)      (737,237)
                                                                      ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                        17,716,736     19,727,219
                                                                      ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 52,214,563   $ 52,844,493
                                                                      ============   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
                  years ended December 31, 2002, 2001, and 2000
                           (expressed in U.S. dollars)

                                                              2002          2001          2000
REVENUES
Net premiums earned (Note 7)                              $ 6,775,407   $ 6,400,322   $ 6,544,342
Net investment income (Note 5)                              1,887,778     2,121,542     2,144,379
Net realized capital gain (loss) (Note 5)                  (1,005,185)      986,422      (168,819)
                                                          -----------   -----------   -----------
      TOTAL REVENUES                                        7,658,000     9,508,286     8,519,902
                                                          -----------   -----------   -----------
LOSSES AND EXPENSES
Losses and loss adjustment expenses                         5,468,410     6,065,656     6,231,210
Policy acquisition costs                                    1,983,400     1,891,474     1,927,973
Operating and management expenses (Note 8)                    947,750       800,064     1,013,138
                                                          -----------   -----------   -----------
      TOTAL LOSSES AND EXPENSES                             8,399,560     8,757,194     9,172,321
                                                          -----------   -----------   -----------
      NET INCOME (LOSS) BEFORE INCOME TAXES                  (741,560)      751,092      (652,419)

Provision for income taxes (Note 9)                                 -             -         4,406
                                                          -----------   -----------   -----------
      NET INCOME (LOSS)                                      (741,560)      751,092      (648,013)
                                                          ===========   ===========   ===========
OTHER COMPREHENSIVE INCOME (LOSS),
Net unrealized holding gain (loss) arising
 during the period                                            261,108     2,194,042     2,052,356
Reclassification adjustment for (gain) and
  losses included in net income (loss)                       (513,702)     (986,422)      168,819
                                                          -----------   -----------   -----------
OTHER COMPREHENSIVE
INCOME(LOSS)                                                 (252,594)    1,207,620     2,221,175
                                                          -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)                               $  (994,154)  $ 1,958,712   $ 1,573,162
                                                          ===========   ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE                           $     (2.40)  $      2.37   $     (1.98)
                                                          ===========   ===========   ===========

Average common shares outstanding for the year                308,750       316,661       326,855
                                                          ===========   ===========   ===========

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2002, 2001 and 2000
                           (expressed in U.S. dollars)

                                                                                          Accumulated
                                                                                            Other
                                                             Additional                  Comprehensive                   Total
                                                Common        Paid-in       Retained        Income,      Treasury     Stockholders'
                                                 Stock        Capital       Earnings      Net of Tax      Stock          Equity
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1999                  $    331,751  $  6,801,870  $ 11,322,139   $    154,059  $          -   $ 18,609,819

Net income                                               -             -      (648,013)             -             -       (648,013)
Other comprehensive income, net of tax:
  Unrealized gains on securities,
    net of reclassification adjustment                   -             -             -      2,221,175             -      2,221,175
Purchases of treasury stock                              -             -             -              -      (352,148)      (352,148)
Cash dividends paid ($2.60 per share)                    -             -      (855,681)             -             -       (855,681)
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2000                  $    331,751  $  6,801,870  $  9,818,445   $  2,375,234  $   (352,148)  $ 18,975,152
                                              ------------  ------------  ------------   ------------  ------------   ------------

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2002, 2001 and 2000
                           (expressed in U.S. dollars)

                                                                                          Accumulated
                                                                                            Other
                                                             Additional                  Comprehensive                   Total
                                                Common        Paid-in       Retained        Income,      Treasury     Stockholders'
                                                 Stock        Capital       Earnings      Net of Tax      Stock          Equity
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2000                  $    331,751  $  6,801,870  $  9,818,445   $  2,375,234  $   (352,148)  $ 18,975,152

Net income                                               -             -       751,092              -             -        751,092
Other comprehensive income net of tax:
  Unrealized gains on securities,
    net of reclassification adjustment                   -             -             -      1,207,620             -      1,207,620
Purchases of treasury stock                              -             -             -              -      (385,089)      (385,089)
Cash dividends paid ($2.60 per share)                    -             -      (821,556)             -             -       (821,556)
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE  AT DECEMBER 31, 2001                 $    331,751  $  6,801,870  $  9,747,981   $  3,582,854  $   (737,237)  $ 19,727,219
                                              ============  ============  ============   ============  ============   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  years ended December 31, 2002, 2001 and 2000
                           (expressed in U.S. dollars)

                                                                                          Accumulated
                                                                                            Other
                                                             Additional                  Comprehensive                   Total
                                                Common        Paid-in       Retained        Income,      Treasury     Stockholders'
                                                 Stock        Capital       Earnings      Net of Tax      Stock          Equity
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2001                  $    331,751  $  6,801,870  $  9,747,981   $  3,582,854  $   (737,237)  $ 19,727,219

Net income                                               -             -      (741,560)             -             -       (741,560)
Other comprehensive income net of tax:
  Unrealized loss on securities,
    net of reclassification adjustment                   -             -             -       (252,594)            -       (252,594)
Purchase of treasury stock                               -             -             -              -      (212,899)      (212,899)
Cash dividends paid ($2.60 per share)                    -             -      (803,430)             -             -       (803,430)
                                              ------------  ------------  ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2002                  $    331,751  $  6,801,870  $  8,202,991   $  3,330,260  $   (950,136)  $ 17,716,736
                                              ============  ============  ============   ============  ============   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  years ended December 31, 2002, 2001 and 2000
                           (expressed in U.S. dollars)

                                                                       2002           2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $   (741,560)  $    751,092   $   (648,013)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Amortization of net premiums on investments                        32,793        69,135        111,278
     Net realized (gains) losses on sale of investments               (513,702)      (986,422)       168,819
     Realized loss on other than temporary impairment                1,518,887              -              -
Changes in assets and liabilities:
     Assumed reinsurance premiums receivable                           630,882     (1,030,618)      (115,256)
     Accrued investment income                                          49,351         11,499         27,557
     Deferred policy acquisition costs                                 (63,547)       (96,304)        76,355
     Federal income taxes receivable                                   504,658         24,771        142,906
     Prepaid expenses and other assets                                  (5,777)        29,373        (79,213)
     Unpaid losses and loss adjustment expenses                      1,236,218      1,539,540      2,666,056
     Unearned premiums                                                 222,971        337,910       (267,909)
     Reinsurance balances payable                                     (174,833)      (131,696)       210,421
     Accrued expenses and other liabilities                             96,197         28,614         40,996
     Due to broker                                                           -       (412,680)       412,680
                                                                  ------------   ------------   ------------
        Net cash provided by operating activities                    2,792,538        134,214      2,746,677
                                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                           (30,418,732)   (17,713,781)   (49,575,685)
Proceeds from sales and maturities of investments                   28,946,287     19,580,660     44,970,615
                                                                  ------------   ------------   ------------
        Net cash provided by (used in) investing activities         (1,472,445)     1,866,879     (4,605,070)
                                                                  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                        (803,430)      (821,556)      (855,681)
Purchases of treasury stock                                           (212,899)      (385,089)      (352,148)
                                                                  ------------   ------------   ------------
        Net cash used in financial activities                       (1,016,329)    (1,206,645)    (1,207,829)
                                                                  ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                303,764        794,448     (3,066,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,855,781      2,061,333      5,127,555
                                                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  3,159,545   $  2,855,781   $  2,061,333
                                                                  ============   ============   ============
SUPPLEMENTAL DATA - Income taxes (received) paid                  $   (504,658)  $     24,771   $   (147,312)
                                                                  ============   ============   ============

         See accompanying notes to the consolidated financial statements

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

1.   DESCRIPTION OF BUSINESS

     AmerInst Insurance Group, Ltd., ("AMIG Ltd." or the "Company") was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company Ltd. (AMIC Ltd.) and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants' professional liability insurance coverage (AICPA
     Plan). In 1999, as part of the redomestication and restructuring (see Note
     2), AMIC Ltd. assumed the rights and obligations of AIIC Inc. under the reinsurance agreements.

     The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. From the inception of AmerInst Insurance Group Inc. ("AIIG"), AMIG Ltd.'s predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, "CGI"), was the primary insurer for the AICPA Plan. In 1988, AIIG's wholly-owned subsidiary, AIIC Inc. provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., ("VSC") provided reinsurance to CGI and retroceded a portion to AIIC Inc. such that AIIC Inc. assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the "value plan" business from CNA, the "value plan" provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregate for combined losses and expenses.

     AIIC entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by CGI to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve AMIC Ltd. from its obligation to the ceding companies.

2.   REDOMESTICATION AND RESTRUCTURING

     At December 2, 1999 AmerInst Insurance Group Inc. (AIIG) a Delaware company and AMIG Ltd. entered into an Exchange Agreement ("Exchange"), pursuant to which AIIG transferred all of its assets and liabilities to AMIG Ltd. in exchange for newly issued shares of AMIG Ltd. AIIG was then liquidated and AIIG shareholders received on a share-for-share basis the newly issued shares of AMIG Ltd.

     The restructuring of AIIG's business, including the redomestication of the insurance operations of AIIC to AMIG Ltd. was consummated in the following steps:

     AmerInst Insurance Company Inc. ("AIIC"), an Illinois company and a wholly-owned subsidiary of AIIG, distributed to AIIG a cash dividend, of approximately $20,000, to be used solely to fund the capitalization required for the formation of the new entities described below; and the expenses of the restructuring.

     AIIC formed a new wholly-owned subsidiary, AmerInst Mezco, Ltd., under the laws of Bermuda ("Mezco"). Mezco was funded by AIIC with investment securities in an amount sufficient for the capitalization of a Bermuda insurance company.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

2.   REDOMESTICATION AND RESTRUCTURING (cont'd)

     AIIC distributed all of the shares of Mezco to AIIG as a dividend.

     Mezco formed a new wholly-owned subsidiary, AMIC Ltd., under the laws of Bermuda.

     AIIC retroceded to AMIC Ltd. all of its insurance treaty liabilities under past treaties, and paid to AMIC Ltd. in connection therewith a premium determined on the basis of actuarial projections, appropriately discounted based on the expected payout patterns, intended to reflect an arms' length fair market value for such retrocession. The payment of the premium was partially in the form of a transfer of investment securities at market value.

     AMIC Ltd. formed a new wholly-owned subsidiary, AmerInst Investment Company, Ltd. ("Investco") under the laws of Bermuda and contributed assets to capitalize Investco, and provided a subsequent transfer of securities.

     AIIC was liquidated, with its remaining assets and liabilities distributed to AIIG.

     Pursuant to the Exchange, AIIG exchanged all of its assets (including the shares of Mezco) and liabilities with AMIG Ltd. solely for AMIG Ltd. common shares, and the currently outstanding AMIG Ltd. common shares were cancelled.

     AIIG was dissolved, with holders of shares of AIIG common stock receiving the AMIG Ltd. common shares previously issued to AIIG by AMIG Ltd. on a share-for-share basis.

     A replacement treaty for the CNA Treaty was entered into between AMIC Ltd. and CNA.

     Following the restructuring, Mezco, AMIC Ltd. and Investco, became wholly-owned direct and indirect subsidiaries of the AMIG Ltd. and neither AIIG nor AIIC continued to exist as separate entities.

     The transfers of the operations of AIIG to AMIG Ltd. has been accounted for at historic cost in a manner similar to that in pooling-of-interests accounting.

3.   ACCOUNTING POLICIES

     Basis of presentation

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AMIG Ltd. and its wholly-owned subsidiaries, Mezco, AMIC Ltd. and Investco. Intercompany accounts and transactions have been eliminated in consolidation.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining reserves, deferred policy acquisition costs and valuation of investments.

     Premiums

     Premiums assumed are earned on a pro rata basis over the terms of the underlying policies to which they relate. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Pursuant to prior retrocession agreements, charges or credits resulting from adjustments to related provisional retrocession premiums are reflected as adjustments to ceded premiums. Management believes that recorded retrocession premiums ceded represent its best estimate of such amounts; however, as changes in the estimated ultimate losses and loss adjustment expenses applicable to the retrocession layers are determined, the estimated ultimate ceded premiums will also change. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

     Deferred policy acquisition costs

     Ceding commissions related to assumed reinsurance agreements are deferred and amortized over the terms of the underlying policies to which they relate.

     Unpaid losses and loss adjustment expenses

     The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.'s historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by a consulting actuary. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual development and are modified if necessary.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

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

     Investments

     Investments held by AMIG Ltd. consist of obligations of states and political subdivisions and debt securities, mortgage-backed securities, and equity securities. AMIG Ltd. classifies these investments as available-for-sale. Accordingly, AMIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income, net of applicable taxes. Fair value of investments is based on market quotation. Realized capital gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

     Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects, and the effects of changes in interest rates. AMIG Ltd.'s accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

     Cash and cash equivalents

     For purposes of the statements of cash flows, AMIG Ltd. considers all money market funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments.

     Fair Value for fixed maturities, short-term investments and equities are based on quoted market prices. Carrying value of other invested assets approximates fair value.

     Net income per common share

     Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

3.   ACCOUNTING POLICIES (cont'd)

     Accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 became effective in the first quarter of fiscal 2001 and does not have a material impact on the Company's financial position or results of operations as of December 31, 2002.

4.   PLEDGED ASSETS

     Pursuant to the reinsurance agreements described in Note 1, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.'s liabilities to them. At December 31, 2002 and 2001, $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 2002 and 2001, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $358,538 and $3,055,536, respectively. Additionally, at December 31, 2002 and 2001, AMIC Ltd. had provided CNA with a Section 114 Trust, held by Jpmorgan Chase Bank, with investments with a carrying value of $17,919,996 and $16,742,314 respectively.

5.   INVESTMENTS

     The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments by major security type, and equity securities at December 31, 2002 and 2001 are as follows:

                                           Cost or        Gross         Gross       Estimated
                                          Amortized    Unrealized    Unrealized       Fair
                                            Cost          Gains         Losses        Value
                                         -----------   -----------   -----------   -----------
     December 31, 2002

     Fixed maturity investments:
     Obligations of states and
     political subdivisions              $ 7,954,915   $   502,108   $   (13,677)  $ 8,443,346
     Corporate debt securities             3,190,040        13,993       (68,995)    3,135,038
     Mortgage-backed securities           19,282,521     1,054,372        (9,473)   20,327,420
                                         -----------   -----------   -----------   -----------
     Total fixed maturity investments     30,427,476     1,570,473       (92,145)   31,905,804
     Equity securities                    12,509,570     2,209,636      (357,704)   14,361,502
                                         -----------   -----------   -----------   -----------
     Total investments                   $42,937,046   $ 3,780,109   $  (449,849)  $46,267,306
                                         ===========   ===========   ===========   ===========

     Excluding debt securities issued by the U.S. government and corporate debt securities, AMIG Ltd. is not exposed to any significant credit concentration of risk on its investments.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

5.   INVESTMENTS (cont'd)

                                            Cost or        Gross        Gross      Estimated
                                           Amortized    Unrealized   Unrealized      Fair
                                             Cost          Gains       Losses        Value
                                          -----------  ------------ ------------  -----------
     December 31, 2001

     Fixed maturity investments:
     Obligations of states and
       political subdivisions             $ 9,341,931   $  296,378  $   (73,685)  $ 9,564,624
     Corporate debt securities              2,017,420       32,185            -     2,049,605
     Mortgage-backed securities            17,170,492      748,088       (3,570)   17,915,010
                                          -----------   ----------  -----------   -----------
     Total fixed maturity investments      28,529,843    1,076,651      (77,255)   29,529,239
     Equity securities                     13,972,736    3,507,034     (923,576)   16,556,194
                                          -----------   ----------  -----------   -----------
     Total investments                    $42,502,579   $4,583,685  $(1,000,831)  $46,085,433
                                          ===========   ==========  ===========   ===========

     The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

                                                  Amortized       Estimated
                                                     Cost        Fair Value
                                                 -----------    ------------

     Due in one year or less                     $   527,198    $    539,405
     Due after one year through five years         6,306,458       6,509,437
     Due after five years through ten years        3,201,299       3,312,414
     Due after ten years                           1,110,000       1,217,128
                                                 -----------    ------------
       Subtotal                                   11,144,955      11,578,384

     Mortgage-backed securities                   19,282,521      20,327,420
                                                 -----------    ------------
       Total                                     $30,427,476    $ 31,905,804
                                                 ===========    ============


     Information on sales and maturities of investments are as follows:

                                       2002          2001            2000

     Total proceeds                $28,946,287   $19,580,660     $44,970,615
     Gross gains                     1,182,992     1,789,884         868,521
     Gross losses                      669,290       803,462       1,037,340

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

5.   INVESTMENTS (cont'd)

     Major categories of net interest and dividend income, and net capital realized gains (losses) on sales of investments are summarized as follows:

                                                                         2002          2001          2000
     Interest earned:
       Fixed maturity investments                                    $ 1,865,794    $2,084,461    $2,072,196
       Short term investments and cash and cash
         equivalents                                                      20,074        40,556        64,342
     Dividends earned                                                    176,840       166,875       134,341
     Investment expenses                                                (174,930)     (170,350)     (126,500)
                                                                     -----------    ----------    ----------
     Net investment income                                           $ 1,887,778    $2,121,542    $2,144,379
                                                                     ===========    ==========    ==========
     Net realized capital gains (losses) on sales of investments:

       Fixed maturity investments                                        327,555        22,468      (108,894)
       Equity securities                                                 186,147       963,954       (59,925)
     Realized loss on other than temporary impairment                $(1,518,887)            -             -
                                                                     -----------    ----------    ----------
     Net realized capital gains (losses)                             $(1,005,185)      986,422      (168,819)
                                                                     ===========    ==========    ==========

6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2002 and 2001 are as follows:

                                           2002                                          2001
                            Gross       Reinsurance        Net           Gross       Reinsurance        Net
                          Liability     Recoverable     Liability      Liability     Recoverable     Liability
                          ---------     -----------     ---------      ---------     -----------     ---------
     Case basis
      estimates          $ 5,643,222     $(151,000)    $ 5,492,222    $ 4,648,083      $(151,000)   $ 4,497,083
     IBNR                 24,835,621      (523,223)     24,312,398     24,594,542       (523,223)    24,071,319
                         -----------     ---------     -----------    -----------      ---------    -----------
     Totals              $30,478,843     $(674,223)    $29,804,620    $29,242,625      $(674,223)   $28,568,402
                         ===========     =========     ===========    ===========      =========    ===========

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

6.   LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (cont'd)

     Unpaid losses and loss adjustment expense activity is as follows:

                                            2002          2001          2000

     Liability net of reinsurance
       balances recoverable             $28,568,402   $27,028,862   $24,362,806
                                        -----------   -----------   -----------
     Incurred related to:
       Current year                       6,045,411     6,088,398     6,231,210
       Prior years                         (577,001)      (22,742)            -
                                        -----------   -----------   -----------
       Total incurred                     5,468,410     6,065,656     6,231,210
                                        -----------   -----------   -----------
     Paid related to:
       Current year                        (138,324)     (168,017)     (116,871)
       Prior years                       (4,093,868)   (4,358,099)   (3,448,283)
                                        -----------   -----------   -----------
       Total paid                        (4,232,192)   (4,526,116)   (3,565,154)
                                        -----------   -----------   -----------
     Liability net of reinsurance
       balances recoverable             $29,804,620   $28,568,402   $27,028,862
                                        ===========   ===========   ===========


     As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $577,001 in 2002, $22,742 and $0 in 2001 and 2000, respectively. The 2002 decrease related mainly to positive development in the fiscal years 1988 to 1999. The 2001 decrease related mainly to positive loss development in the fiscal years 1988 to 1996.

7.   NET PREMIUMS EARNED

     A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

                                        2002                     2001                      2000
                               Written       Earned      Written      Earned       Written      Earned
                               -------       ------      -------      ------       -------      ------
     Assumed                 $6,938,801   $6,715,830   $6,738,231   $6,400,322   $6,276,434   $6,544,342
     Retroceded                  59,577       59,577            -            -            -            -
                             ----------   ----------   ----------   ----------   ----------   ----------
     Net premiums            $6,998,378   $6,775,407   $6,738,231   $6,400,322   $6,276,434   $6,544,342
                             ==========   ==========   ==========   ==========   ==========   ==========

     Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional reductions of retroceded premiums recorded of $59,577, $0 and $0 during 2002, 2001 and 2000, respectively.

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

8.   OPERATING AND MANAGEMENT EXPENSES

     AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Offshore Management, Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of the AMIG Ltd.'s Board of Directors pursuant to an agreement. The agreement may be terminated by either party within a period not exceeding ninety days and no less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $212,192 in 2002, $167,558 in 2001 and $188,950 in 2000.

9.   INCOME TAXES

     As at December 2, 1999 AIIG Inc. and AIIC Inc. transferred all assets and liabilities to AMIG Ltd. and AMIC Ltd., respectively (see Note 2). Following the Exchange, AIIG Inc. and AIIC Inc. were liquidated.

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

     The components of the provision for income tax are as follows:

                                     2002          2001           2000

     Federal income tax
     Current tax (benefit)         $      -     $       -     $   (4,406)
     Deferred tax (benefit)               -             -              -
                                   --------     ---------     -----------
     Total federal income tax             -             -         (4,406)
     State income tax (benefit)           -             -              -
                                   --------     ---------     -----------
     Provision for income tax      $      -     $       -     $   (4,406)
                                   ========     =========     ===========

                         AMERINST INSURANCE GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                           (expressed in U.S. dollars)

9.  INCOME TAX (cont'd)

    Reconciliation of income tax at the federal statutory rate to the Company's provision for income tax is as follows:

                                              2002      2001       2000

    Income tax at federal statutory rate    $     -   $      -   $      -
    Effect of tax exempt investment income        -          -          -
    State income taxes                            -          -          -
    Gain on portfolio transfer                    -          -          -
    Net operating loss carryforward               -          -          -
    Other                                         -          -     (4,406)
                                            -------   --------   --------
    Total                                   $     -   $      -   $ (4,406)
                                            =======   ========   ========

    Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

10. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

    Under Companies' Bermuda law, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2002 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($34,497,827), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2002, $17,716,736 was available to stockholders.

    AMIG Ltd.'s ability to pay common shareholders' dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the "reinsurance subsidiaries"). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2002 and 2001 these requirements have been met. The minimum required statutory capital and surplus was $4,571,826 and $4,344,963 and actual statutory capital and surplus was $16,005,873 and $17,214,779 at December 31, 2002 and 2001. The
    minimum required level of liquid assets was $35,102,366 and $32,708,085 and actual liquid assets were $62,809,027 and $60,825,559 at December 31, 2002 and 2001, respectively.

11. UNAUDITED QUARTERLY FINANCIAL DATA

     2002                                        FIRST          SECOND          THIRD      FOURTH
                                                QUARTER        QUARTER         QUARTER     QUARTER
     Reinsurance:
      Net premiums earned                      $1,712,320     $1,585,148     $1,382,612   $ 2,095,327
      Net investment income (loss)                434,073        500,007        599,778       353,920
      Net realized gain (loss)                    293,360        588,508       (129,060)   (1,757,993)
                                               ----------     ----------     ----------    ----------
     Total revenues                             2,439,753      2,673,663      1,853,330       691,254
                                               ==========     ==========     ==========    ==========

     Income (loss) before income taxes         $  170,063     $  559,151     $  (17,872)  $(1,452,902)

     Net income (loss)                         $  170,063     $  559,151     $  (17,872)  $(1,452,902)

     Basic and diluted net (loss) income       $     0.55     $     1.80     $    (0.06)  $     (4.69)
     per share

   2001                                          FIRST          SECOND          THIRD      FOURTH
                                                QUARTER        QUARTER         QUARTER     QUARTER
     Reinsurance:
      Net premiums earned                      $1,654,406     $1,501,212     $1,600,860   $1,643,844
      Investment income (loss)                    771,389        694,484        603,810    1,038,281
                                               ----------     ----------     ----------   ----------
     Total revenues                             2,425,795      2,195,696      2,204,670    2,682,125
                                               ==========     ==========     ==========   ==========

     Income (loss) before income taxes         $   97,167     $  (69,423)    $   97,759   $  625,589

     Net income (loss)                         $   97,167     $  (69,423)    $   97,759   $  625,589

     Basic and diluted net (loss) income       $     0.31     $    (0.22)    $     0.31   $     1.97
     per share

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Of AmerInst Insurance Group, Ltd.

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2002 and for each of the three years then ended and have issued our report thereon dated March 21, 2003; such financial statements and report are included on page 17 of this Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index on page 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 21, 2003

INVESTMENTS--SCHEDULE I

                         AmerInst Insurance Group, Ltd.
                       Consolidated Summary of Investments
                             as of December 31, 2002

                                                                 Amount at which
                                                     Market       shown in the
Type of investment                  Cost (1)          Value       Balance Sheet
------------------                 -----------     -----------   ---------------

Fixed maturity investments:
  Bonds:
    United States Government and
     Agencies and authorities      $19,282,522     $20,327,420     $20,327,420
    States, municipalities and
     political subdivisions          7,954,915       8,443,346       8,443,346
    All other corporate bonds        3,190,039       3,135,038       3,135,038
                                   -----------     -----------     -----------
      Total fixed maturities        30,427,476      31,905,804      31,905,804
                                   -----------     -----------     -----------
Equities:
  Common stocks:
    Bank, trust and insurance
     companies                       1,668,235       1,205,526       1,205,526
    Industrial, miscellaneous
     and all other                  10,841,335      13,155,976      13,155,976
                                   -----------     -----------     -----------
      Total equities securities     12,509,570      14,361,502      14,361,502
                                   -----------     -----------     -----------
Total investments                  $42,937,046     $46,267,306     $46,267,306
                                   ===========     ===========     ===========


(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

------------------------------------------------------------------------------

AMERINST INSURANCE GROUP, LTD.

REINSURANCE--SCHEDULE IV


Year Ended  Column A     Column B   Column C   Column D   Column E    Column F
----------  --------     --------   --------   --------   --------    --------
                                                                     % Assumed
                           Gross     Ceded to  Assumed      Net        To Net
             Line of      Premium     Other    Premiums   Premiums     Premiums
            Business      Written   Companies   Written    Written      Written
            --------      --------  ---------  ---------  ---------    ---------

12/31/02   Professional
            Liability            -     59,577  6,938,801  6,998,378       99.1%
12/31/01   Professional
            Liability            -          -  6,738,231  6,738,231      100.0%
12/31/00   Professional
            Liability            -          -  6,276,434  6,276,434      100.0%

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003                    AMERINST INSURANCE GROUP, LTD.
        --------------

                                          By:  /s/ Stuart H. Grayston
                                               -----------------------------
                                               Stuart H. Grayston, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature                              Title                      Date
---------                              -----                      ----

/s/ Stuart H. Grayston       President and Director               March 31, 2003
------------------------       (Principal Executive Officer)      --------------
Stuart H. Grayston

/s/ Murray Nicol             Vice-President, Treasurer            March 31, 2003
------------------------       and Director                       --------------
Murray Nicol                 (Principal Financial and
                               Accounting Officer)

/s/ Ronald S. Katch          Director and Chairman                March 31, 2003
------------------------       of the Board                       --------------
Ronald S. Katch

/s/ Bruce W. Breitweiser     Director and Vice-Chairman           March 31, 2003
------------------------       of the Board                       --------------
Bruce W. Breitweiser

/s/ Jerome A. Harris         Secretary and Director               March 31, 2003
------------------------                                          --------------
Jerome A. Harris

/s/ David N. Thompson        Asst. Secretary and Director         March 31, 2003
------------------------                                          --------------
David N. Thompson

/s/ Irvin F. Diamond         Director                             March 31, 2003
------------------------                                          --------------
Irvin F. Diamond

/s/ Jeffry I. Gillman        Director                             March 31, 2003
------------------------                                          --------------
Jeffry I. Gillman

/s/ Jerrell A. Atkinson      Director                             March 31, 2003
------------------------                                          --------------
Jerrell A. Atkinson

I Stuart Grayston, President of the AmerInst Insurance Group, Ltd. certify that:

     1. I have reviewed this year-end report on Form 10-K of AmerInst Insurance Group, Ltd;

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

     6. The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          By: /s/ Stuart Grayston
      -----------------                           -------------------
                                                  Stuart Grayston
                                                  President

I Murray Nicol, Vice President and CFO of the AmerInst Insurance Group, Ltd. certify that:

     1. I have reviewed this year-end report on Form 10-K of AmerInst Insurance Group, Ltd;

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

     6. The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                             By: /s/ Murray Nicol
      -----------------                              --------------------
                                                     Murray Nicol
                                                     Vice President & CFO

                                INDEX TO EXHIBITS
                          YEAR ENDED DECEMBER 31, 2002

Exhibit
Number    Description
------    -----------

 3(i)     Memorandum of Association of the Company (1)
 3(ii)    Bye-laws of the Company (1)
 4.1      Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
 4.2      Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July 1, 1998 (10) Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7 Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)
10.8 Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
10.9 Exchange Agreement between the Company and AMIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12 Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)
10.13 Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)
10.14 Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001
          (14)
10.15 Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
10.16 Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
21        Subsidiaries of the Registrant (1)
99.1 President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2 Vice President Certification pursuant to Section 906 of Sabanes-Oxley Act of 2002.
--------------------------

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

(13) Filed with AMIG LTD.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(14) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(15) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.