Form 10-Q
period 2003-03-31
AMERINST INSURANCE GROUP LTD
filed 2003-05-15
CIK 1065201

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15 (d) of the Securities
       Exchange Act of 1934.

     For the Quarterly period ended March 31, 2003.

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
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                          Identification No.)
 C/O USA Risk Group (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2/nd/ Floor PO Box HM 1601, Hamilton HM GX, Bermuda
(Address of Principal Executive Offices)                (Zip Code)

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

                   [X] YES        [_] NO

Number of shares of common stock outstanding:

                                                     Number outstanding
        Class                                        as of May 1, 2003
        -----                                        ------------------
COMMON SHARES, PAR VALUE $1.00 PER SHARE             304,445

Part I, Item 1

                         AMERINST INSURANCE GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                      As of         As of
                                                                                    March 31,    December 31,
ASSETS                                                                                2003           2002
                                                                                   -----------   ------------
INVESTMENTS
  Fixed maturity investments, at market value...................................   $29,745,068    $31,905,804
  Equity securities, at market value............................................    14,340,075     14,361,502
                                                                                   -----------    -----------
            TOTAL INVESTMENTS...................................................    44,085,143     46,267,306

  Cash and cash equivalents.....................................................     5,214,569      3,159,545
  Assumed reinsurance premiums receivable.......................................       523,376        514,992
  Reinsurance balances recoverable .............................................       674,223        674,223
  Fund deposit with a reinsurer.................................................       108,000        108,000
  Accrued investment income.....................................................       279,511        399,435
  Deferred policy acquisition costs.............................................     1,063,018        954,858
  Prepaid expenses and other assets.............................................        92,492        136,204
                                                                                   -----------    -----------

            TOTAL ASSETS........................................................   $52,040,332    $52,214,563
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjustment expenses....................................   $31,100,307    $30,478,843
  Unearned premiums.............................................................     3,729,887      3,350,380
  Reinsurance balances payable..................................................             -              -
  Accrued expenses and other liabilities........................................       626,243        668,604
                                                                                   -----------    -----------

            TOTAL LIABILITIES...................................................    35,456,437     34,497,827
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY

  Common shares, $1 par value, 500,000 shares authorized:
            2003 and 2002: 331,751 issued and outstanding.......................       331,751        331,751
  Additional paid-in capital....................................................     6,801,870      6,801,870
  Retained earnings.............................................................     7,939,307      8,202,991
  Accumulated other comprehensive income........................................     2,523,605      3,330,260
  Treasury stock (27,306 and 25,615 shares) at cost.............................    (1,012,638)      (950,136)
                                                                                    -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY..........................................    16,583,895     17,716,736
                                                                                   -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $52,040,332    $52,214,563
                                                                                   ===========    ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                                                                               Three Months     Three Months
                                                                                                   Ended           Ended
                                                                                                  March 31,       March 31,
                                                                                                    2003            2002
                                                                                               -------------    ------------
REVENUE
  Net premiums earned.........................................................................   $ 1,829,666     $ 1,712,320
  Net investment income.......................................................................       393,355         434,073
  Net realized capital gain (loss)............................................................       197,188         293,360
                                                                                                 -----------     -----------
      Total revenue...........................................................................     2,420,209       2,439,753

LOSSES AND EXPENSES
  Losses and loss adjustment expense..........................................................     1,646,699       1,541,252
  Policy acquisition costs....................................................................       543,548         506,053
  Operating and management expenses...........................................................       295,346         222,385
                                                                                                 -----------     -----------
      Total losses and expenses...............................................................     2,485,593       2,269,690
                                                                                                 -----------     -----------

NET INCOME (LOSS).............................................................................       (65,384)        170,063
                                                                                                 -----------     -----------

OTHER COMPREHENSIVE INCOME
  Net unrealized holding gains (losses) arising during the period.............................      (609,467)        388,674
  Reclassification adjustment for gains and losses included in net income.....................      (197,188)       (293,360)
                                                                                                 -----------     -----------

OTHER COMPREHENSIVE INCOME                                                                          (806,655)         95,314
                                                                                                   ---------     -----------
COMPREHENSIVE INCOME                                                                             $  (872,039)    $   265,377
                                                                                                 ===========     ===========

RETAINED EARNINGS, BEGINNING OF PERIOD........................................................   $ 8,202,991     $ 9,747,981
Net income (loss).............................................................................       (65,384)        170,063
Dividends paid................................................................................      (198,300)       (202,115)
                                                                                                 -----------     -----------
RETAINED EARNINGS, END OF PERIOD..............................................................   $ 7,939,307     $ 9,715,929
                                                                                                 ===========     ===========

Per share amounts
  Net income (loss)..........................................................................    $     (0.21)    $      0.55
                                                                                                 ===========     ===========

  Dividends paid..............................................................................   $      0.65     $      0.65
                                                                                                 ===========     ===========
  Weighted average number of shares
    outstanding for the entire period.........................................................       305,290         311,155
                                                                                                 ===========     ===========

See the accompanying notes to the condensed consolidated financial statements.

                        AMERINST INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months     Three Months
                                                                             Ended             Ended
                                                                           March 31,         March 31,
                                                                             2003              2002
                                                                          -----------      -----------
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities..............................  $   799,349       $ 1,102,572
                                                                         -----------       -----------
INVESTING ACTIVITIES
  Purchases of investments.............................................   (5,723,679)      (10,069,691)
  Proceeds from sales and maturities of investments....................    7,240,156         9,217,387
                                                                         -----------       -----------
Net Cash Provided by (Used in) Investing Activities....................    1,516,477          (852,304)
                                                                         -----------       -----------
FINANCING ACTIVITIES
  Redemption of shares.................................................            -                 -
  Purchase of treasury shares..........................................      (62,502)          (17,379)
  Dividends paid.......................................................     (198,300)         (202,115)
                                                                         -----------       -----------
Net Cash Provided by (Used in) Financing Activities....................     (260,802)         (219,494)
                                                                         -----------       -----------
INCREASE IN CASH.......................................................  $ 2,055,024       $    30,774
                                                                         ===========       ===========

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (AMIG Ltd.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2002 and notes thereto, included in the Registrant's annual report as of that date.

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     A net loss of $(65,384) was recorded for the first quarter of 2003 in comparison to a net income of $170,063 for the same period of 2002. Earned premiums for the first quarter of 2003 amounted to $1,829,666 as compared to $1,712,320 for the first quarter of 2002. The change of $117,346 represents a 6.9% increase. Premium written in the first quarter of 2003 was $2,209,173 as compared to $1,804,065 for the same period in 2002. The increase of $405,108 is due to the continued growth of the AICPA Plan, primarily the result of an increase in the number of insureds and from rate increases under the AICPA Plan and from rate increases associated with a "step plan" which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are "stepped up" accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA's (and AIG's) exposure increases. This additional exposure results in an increase in premiums charged.

     On February 27, 2003, the Board of Directors of AMIG Ltd. approved an agreement to reinsure attorney's professional liability business. As of March 31, 2003, no reports relating to the new business had been received. The reporting procedures are still being finalized. The gross premium written for the first quarter is a de minimus amount.

     The loss ratio for the first quarter of 2003 was 90% for the current treaty, as compared to 90% for the same period of 2002. The loss ratio of 90% represents management's current estimated effective loss rate selected in consultation with the Company's independent consulting actuary to apply to current premiums assumed and earned. The Company's overall loss ratio for the year ended December 31, 2002 was 89.2%.

AMERINST INSURANCE GROUP, LTD.

        Policy acquisition costs of $543,548 were expensed in the first quarter of 2003 as compared to $506,053 for the same period of 2002, an increase of $37,495 or 7.4%. Such costs as a percentage of premiums earned are 29.7% and 29.6% for the quarters ended March 31, 2003 and 2002, respectively. Policy acquisition costs result from ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

        These fluctuations in premiums, losses and policy acquisition costs combined to result in a net underwriting loss of $(360,581) for the first quarter of 2003 as compared to $(334,985) for the same period of 2002.

        Investment yield of 3.2%, consisting of interest and dividend income, represents a decrease from the 3.8% return earned in the first quarter of 2002 and the 1.8% return earned throughout 2002. The decrease in investment yield excluding realized capital gains and losses from 2002 to 2003 is primarily due to a decrease in the fixed term investments market yield. Sales of securities during the first quarter of 2003 resulted in realized capital gains of $197,188 as compared to gains of $293,360 in the first quarter of 2002. Gains are related to sales in both the equity and fixed term investments, which were subsequently reinvested.

FINANCIAL CONDITION AND LIQUIDITY

        As of March 31, 2003, total invested assets amounted to $44,085,143, a decrease of $2,182,163 or 4.7% from $46,267,306 at December 31, 2002. Cash and cash equivalent balances increased from $3,159,545 at December 31, 2002 to $5,214,569 at March 31, 2003, an increase of $2,055,024, or 65.0%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at March 31, 2003 was 1.39:1, compared to a ratio of 1.43:1 at March 31, 2002.

        Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $514,992 at December 31, 2002 and $523,376 at March 31, 2003. This balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable represents AMIG Ltd.'s estimate of the premiums due to the Company's reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. At December 31, 2002 and at March 31, 2003 the balance was $0.

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

The tables below provide information about the Company's available for sale investments that are sensitive to change in interest rates at March 31, 2003 and December 31, 2002 respectively.

                                       Estimated      Estimated
                                       Fair Value     Fair Value
                                       03/31/2003     12/31/2002
                                       -----------   -----------
Fixed Income Portfolio
------------------------
Due in 1 year or less                  $   542,895   $   539,405
Due after 1 year through 5 years         8,077,475     6,509,437
Due after 5 years through 10 years       2,609,060     3,312,414
Due after ten years                      1,366,120     1,217,128
                                       -----------   -----------
            Sub-total                  $12,595,550   $11,578,384
Mortgage backed securities and
  Obligations of U.S. government
  Corporations and agencies            $17,149,518   $20,327,420
                                       -----------   -----------

          Total Fixed-Income           $29,745,068   $31,905,804
                                       ===========   ===========

FINANCIAL CONDITION AND LIQUIDITY

     On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company's investment portfolio, authorized Investco to spend up to $1,000,000 to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are affected through privately negotiated transactions and are in addition to Investco's practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. To date, Investco has purchased 12,250 Common Shares for a purchase price of $471,280. In addition, to date Investco has purchased 15,056 Common shares from individuals who have died or retired for a purchase price of $541,358. The Company paid its thirty-first consecutive quarterly dividend of $0.65 per share during the first quarter of 2003.

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it's consolidated subsidiaries) required to be included in the Company's quarterly reports on Form 10-Q and its current reports on Form 8-K. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the President and the Chief Financial Officer completed their last evaluation.

AMERINST INSURANCE GROUP, LTD.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     See Index to Exhibits immediately following the signature page.
     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2003                      AMERINST INSURANCE GROUP, LTD.
        --------------

                                          By:  /s/ Stuart H. Grayston
                                               -----------------------------
                                               Stuart H. Grayston
                                               (President, duly authorized to
                                               sign this Report in such
                                               capacity and on behalf of the
                                               Registrant)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2003                      AMERINST INSURANCE GROUP, LTD.
        --------------

                                          By:  /s/ Murray Nicol
                                               -----------------------------
                                               Murray Nicol
                                               (Vice President and Chief
                                               Financial Officer, duly
                                               authorized to sign this Report
                                               in such capacity and on behalf
                                               of the Registrant)

CERTIFICATIONS

I, Stuart Grayston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmerInst Insurance Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                    /s/ Stuart Grayston
                                                    -------------------------
                                                    Stuart Grayston
                                                    President

I, Murray Nicol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmerInst Insurance Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                     /s/ Murray Nicol
                                     ---------------------------
                                     Murray Nicol
                                     Vice President and Chief Financial Officer

AMERINST INSURANCE GROUP, LTD.
INDEX TO EXHIBITS

Quarterly Period Ended March 31, 2003

Exhibit
Number    Description
--------  -----------

3(i)      Memorandum of Association of the Company (1)
3(ii)     Bye-laws of the Company (1)
4.1       Section 47 of the Company's Bye-laws -- included in Exhibit 3(ii)
          above
4.2       Statement of Share Ownership Policy, as Amended (9)
10.1      Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)
10.2      Agreement between Country Club Bank and AIIC (2)
10.3      Agreement between Country Club Bank and AIIG (2)
10.4 Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)
10.5 Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (filed herewith).
10.6 Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)
10.7      Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)
10.8 Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)
          10.9 Exchange Agreement between the Company the AMIG Ltd., dated as of January 20, 1999 (1)
10.10 Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.11 Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)
10.12 Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (13)
10.13 Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)
10.14 Registrar and Transfer Agent Agreement between AMIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001
          (14)
10.15 Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
10.16 Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)
10.17 Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (filed herewith).
23        Consent of Independent Accountants (11)
27        Financial Data Schedule (14)
99.1 President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2 Vice President Certification pursuant to Section 906 of Sabanes-Oxley Act of 2002.

________________

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