Form 10-Q
period 2003-06-30
AMERINST INSURANCE GROUP LTD
filed 2003-08-14
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended June 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                          to                                         .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-020-7447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O USA Offshore Management, Windsor Place, 18 Queen Street, 2nd Floor,
PO Box HM 1601, Hamilton HMGX, Bermuda
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:    (441) 296-3973

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒            NO  ☐

As of July 31, 2003 there were 303,566 shares of the Company’s common shares, $1.00 par value per share, outstanding.

AMERINST INSURANCE GROUP, LTD.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2003

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2003	As of December 31, 2002
ASSETS
INVESTMENTS
Fixed maturity investments, at market value	$33,560,804	$31,905,804
Equity securities, at market value	17,556,259	14,361,502

TOTAL INVESTMENTS	51,117,063	46,267,306
Cash and cash equivalents	1,305,573	3,159,545
Assumed reinsurance premiums receivable	259,644	514,992
Reinsurance balances recoverable	674,223	674,223
Fund deposit with a reinsurer	—	108,000
Accrued investment income	397,072	399,435
Deferred policy acquisition costs	901,401	954,858
Prepaid expenses and other assets	141,892	136,204

TOTAL ASSETS	$54,796,868	$52,214,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$32,158,950	$30,478,843
Unearned premiums	3,282,081	3,350,380
Reinsurance balances payable	—	—
Accrued expenses and other liabilities	495,453	668,604

TOTAL LIABILITIES	35,936,484	34,497,827

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2003 and 2002: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	7,563,785	8,202,991
Accumulated other comprehensive income	5,206,256	3,330,260
Treasury Stock (28,061 and 25,615 shares) at cost	(1,043,278)	(950,136)

TOTAL STOCKHOLDERS’ EQUITY	18,860,384	17,716,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,796,868	$52,214,563

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Six Months Ended Jun 30, 2003	Six Months Ended Jun 30, 2002	Three Months Ended Jun 30, 2003	Three Months Ended Jun 30, 2002
REVENUE
Net premiums earned	$3,957,037	$3,297,468	$2,127,371	$1,585,148
Net investment income	820,405	934,080	427,050	500,007
Net realized capital gain	293,158	881,868	95,970	588,508

Total revenue	5,070,600	5,113,416	2,650,391	2,673,663
LOSSESS AND EXPENSES
Losses and loss adjustment expense	3,552,566	2,967,885	1,905,867	1,426,633
Policy acquisition costs	1,153,927	968,600	610,379	462,547
Operating and management expenses	607,222	447,717	311,876	225,332

Total losses and expenses	5,313,715	4,384,202	2,828,122	2,114,512

NET INCOME (LOSS)	$(243,115)	$729,214	$(177,731)	$559,151
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	2,169,154	(546,307)	2,778,621	(1,228,341)
Reclassification adjustment for gains and losses included in net income	(293,158)	(881,868)	(95,970)	(588,508)

OTHER COMPREHENSIVE INCOME (LOSS)	1,875,996	(1,428,175)	2,682,651	(1,816,849)

COMPREHENSIVE INCOME (LOSS)	$1,632,881	$(698,961)	$2,504,920	$(1,257,698)

RETAINED EARNINGS, BEGINNING OF PERIOD	$8,202,991	$9,747,981	$7,939,307	$9,715,929
Net income (loss)	(243,115)	729,214	(177,731)	559,151
Dividends paid	(396,091)	(403,712)	(197,791)	(201,597)

RETAINED EARNINGS, END OF PERIOD	$7,563,785	$10,073,483	$7,563,785	$10,073,483

Per share amounts
Net income (loss)	$(0.80)	$2.35	$(0.58)	$1.80

Dividends paid	$1.30	$1.30	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	304,927	310,522	304,081	310,314

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended Jun. 30, 2003	Six Months Ended Jun. 30, 2002
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$450,358	$2,103,122

INVESTING ACTIVITIES
Purchases of investments	(15,129,777)	(18,375,651)
Proceeds from sales and maturities of investments	13,314,680	16,619,443

Net Cash Provided by (Used in) Investing Activities	(1,815,097)	(1,756,208)

FINANCING ACTIVITIES
Redemption of shares	—	—
Purchase of treasury shares	(93,142)	(73,929)
Dividends paid	(396,091)	(403,712)

Net Cash Provided by (Used in) Financing Activities	(489,233)	(477,641)

DECREASE IN CASH	$(1,853,972)	$(130,727)

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (AmerInst) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2002 and notes thereto, included in AmerInst’s annual report as of that date.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002:

We recorded a net loss of $(177,731) for the second quarter of 2003 compared to net income of $559,151 for the same period of 2002. This decline was primarily due to a decrease in net realized capital gain for the period compared to the same period in 2002. Our earned premiums for the second quarter of 2003 were $2,127,371 compared to $1,585,148 for the second quarter of 2002, an increase of $542,223 or 34.2%. Net premiums written for the three months ended June 30, 2003 were $1,679,565, compared to $1,078,017 for the second quarter of 2002, an increase of $601,548 or 55.8%. A portion of this increase was related to the addition of a new treaty to reinsure attorney’s professional liability business, approved on February 27, 2003 by our Board of Directors. Premiums written of $252,481 were recorded in the second quarter of 2003 relating to this treaty.

Our loss ratio for the second quarter of 2003 was 89.6%, compared to 90.0% for the same period of 2002. The loss ratio represents our management’s current estimated effective loss rate selected in consultation with our independent consulting actuary. We multiply a loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned and a loss ratio of 75% times the attorney’s professional liability plan current premiums earned to determine total losses. Our overall loss ratio for the year ended December 31, 2002 was 89.2%.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $610,379 in the second quarter of 2003 compared to $462,547 for the same period of 2002, an increase of $147,832 or 32.0%. These costs were 28.7% and 29.2% of premiums earned for the quarters ended June 30, 2003 and 2002, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

These fluctuations in premiums, losses and policy acquisition costs resulted in a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $(388,875) for the second quarter of 2003 compared to $(304,032) for the same period of 2002, an increase of $84,843 or 27.9%. The increase was primarily due to an increase in the net written premium. The result is an increase in the recorded losses and policy acquisition costs.

Investment yield, calculated as the net average amount of total investments divided by interest and dividend income, was 3.4% for the second quarter of 2003. This was a decrease from the 4.0% yield earned in the second quarter of 2002. Sales of securities during the second quarter of 2003 resulted in realized capital gains of $95,970, compared to gains of $588,508 in the second quarter of 2002. Gains recorded in the second quarter of 2003 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2003 compared to six months ended June 30, 2002:

We recorded net loss of $(243,115) for the six months ended June 30, 2003 compared to net income of $729,214 for the six months ended June 30, 2002. This decrease was primarily due to a decrease of net investment income and net realized capital gain and an increase of operating and management expenses.

We realized capital gains of $293,158 during the six months ended June 30, 2003 compared to $881,868 in capital gains in the same period of 2002. Gains recorded in 2003 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through June 30, 2003 was $820,405 compared to $934,080 for the same period of 2002. Investment yield for the six months period ended June 30, 2003 was approximately 3.2% as compared to 3.8% for the first six months of 2002.

Our earned premiums for the first six months of 2003 were $3,957,037 compared to $3,297,468 for 2002. The change of $659,569 represented a 20.0% increase. The increase in earned premiums was attributable to the timing of policies written under the current treaty compared to the same period in 2002. Premiums written in the six months ended June 30, 2003 were $3,888,738 compared to $2,882,082 for the same period in 2002. A portion of the $1,006,656 or 34.9% increase was due to $252,481 in premiums written for the attorney’s professional liability business in the six months ended June 30, 2003. The continued growth of the AICPA Professional Liability Insurance Plan, an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a “step plan” that was initiated during 1995 also contributed to this increase. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are increased accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA’s (the “issuing carrier” for the AICPA Plan) and our exposure increases. Under the plan premiums charged are increased to reflect this increased risk.

The loss ratio through the first six months of 2003 was 89.8% compared to 90.0% for the same period of 2002. The loss ratio represented our management’s estimate of the effective loss ratio selected in consultation with our independent consulting actuary. We multiply the loss ratio times the premiums earned to determine total losses.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $1,153,927 in the first six months of 2003 compared to $968,600 for the same period of 2002, an increase of $185,327 or 19.1%. These costs were 29.2% and 29.4% of premiums earned for the six-month periods ended June 30, 2003 and 2002, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

These fluctuations resulted in a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $(749,456) for the six month period compared to $(639,017) for the same period in 2002, an increase of $110,439 or 17.3%. The less favorable underwriting results in 2003 were primarily due to the increase of losses incurred and policy acquisition costs associated with the increase of premiums earned.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2003, our total invested assets were $51,117,063, an increase of $4,849,757 or 10.5% from $46,267,306 at December 31, 2002. Cash and cash equivalents balances decreased from $3,159,545 at December 31, 2002 to $1,305,573 at June 30, 2003, a decrease of $1,853,972, or 58.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at June 30, 2003 was [1.46:1], compared to a ratio of [1.49:1] at June 30, 2002.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $514,992 at December 31, 2002 and $259,644 at June 30, 2003. This balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable are our estimate of the premiums due to our reinsurer under the agreements in which they agree to reinsure a portion of the insurance was have insured, and amounts due for losses and loss adjustment expenses payable. At December 31, 2002 and at June 30, 2003 the balance was $0.

On June 1, 2000, the Board of Directors of our investment subsidiary, AmerInst Investment Company, Ltd., which holds almost all our investment portfolio, authorized our investment subsidiary to spend up to $1 million to purchase a portion of our outstanding common shares. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 common shares pursuant to the June 1 Board authorization. Later, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for our investment company to purchase common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit as to the amount. Purchases of shares by our investment subsidiary are effected through privately negotiated transactions and are in addition to our investment subsidiary’s practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. To date, our investment subsidiary has purchased 15,263 common shares for purchase prices totaling $478,138. In addition, our investment subsidiary has purchased 13,022 common shares from individuals who have died or retired for purchase prices totaling $574,862. We paid our thirty-second consecutive quarterly dividend of $0.65 per share during the second quarter of 2003.

AMERINST INSURANCE GROUP, LTD.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed term investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield on those investments is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation reflected in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period when the claims are outstanding. Finally, we expect the carriers we reinsure to generally be able to match increases in operating expenses resulting from inflation with similarly inflationary increases in the premium rates.

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. Our exposure to market risk is generally limited to potential losses arising from changes in the level of interest rates on market values of fixed term indebtedness we own and changes in the market values of equity securities. We do not hold or issue derivative financial instruments for either trading or hedging purposes.

(a)    Interest Rate Risk.

Interest rate risk results from our ownership of interest-rate-sensitive instruments. We are exposed to potential losses arising from changes in the level of interest rates on fixed rate instruments. We are also exposed to credit spread risk resulting from possible changes in the credit ratings of issuers of debt instruments we own. To manage our exposure to interest rate risk we attempt to select investments with characteristics that match the characteristics of our related insurance liabilities. Additionally, we generally only invest in higher-grade interest bearing instruments.

(b)    Foreign Exchange Risk.

We only invest in U.S. dollar denominated financial instruments and do not believe we have any exposure to foreign exchange risk.

(c)    Equity Price Risk

Equity price risk arises from fluctuations in the value of equity securities we own. We invest in equity securities in order to diversify our investment portfolio, which our management believes will assist us in achieving our goal of increasing our capital and surplus. Our management has adopted investment guidelines that include rate of return and asset allocation targets, as well as degree of risk and equity investment restrictions intended to minimize exposure to material risk from changes in equity prices.

The tables below provide information about our investments available for sale that were sensitive to change in interest rates at June 30, 2003 and December 31, 2002 respectively.

	Estimated Fair Value 06/30/2003	Estimated Fair Value 12/31/2002
Fixed Income Portfolio
Due in 1 year or less	$532,894	$539,405
Due after 1 year through 5 years	7,544,031	6,509,437
Due after 5 years through 10 years	2,736,302	3,312,414
Due after ten years	2,604,656	1,217,128

Sub-total	$13,417,883	$11,578,384
Mortgage backed securities and Obligations of U.S. government Corporations and agencies	$20,142,921	$20,327,420

Total Fixed-Income	$33,560,804	$31,905,804

AMERINST INSURANCE GROUP, LTD.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in our internal control over financial reporting identified in that evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 29, 2003, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1. The proposal to elect Ronald S. Katch and Murray Nicol as directors of the Company to serve for a term expiring at the 2006 Annual General Meeting of Shareholders; and

2. The proposal to re-appoint Deloitte & Touche as the Company’s independent auditors.

The following table provides the number of votes cast for or against, as well as the number of abstentions, as to each matter submitted to a vote of stockholders at the meeting.

Matter	For	Against	Abstain
Election of each of the following Individuals as directors of the Company:

Ronald S. Katch	110,939	9,196	—
Murray Nicol	111,401	8,734	—

Appointment of Deloitte & Touche As the Company’s independent Auditors	109,947	6,610	3,578

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston (President, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	And By:	/S/ MURRAY NICOL
Murray Nicol (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended June 30, 2003

Exhibit Number	Description
3(i)	Memorandum of Association of the Company (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip placement slip (4), 1995 placement slip (5), 1996 acement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Ltd. dated June 2, 2000(12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)

10.8	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)

10.9	Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (13)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northeast Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between AMIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

23	Consent of Independent Accountants (11)

27	Financial Data Schedule (14)

31.1	Certification of Stuart Grayston required by Rule 13a-14(a) or 15d-14(a) adopted under the Securities Exchange act of 1934.

31.2	Certification of Murray Nicol required by Rule 13a-14(a) or 15d-14(a) adopted under the Securities Exchange act of 1934.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.