Form 10-Q
period 2003-09-30
AMERINST INSURANCE GROUP LTD
filed 2003-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly period ended September 30, 2003.

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                                          to

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-020-7447

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O USA Risk Group (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor,
PO Box HM 1601, Hamilton , Bermuda	HM GX

(Address of Principal Executive Offices)	(Zip Code)

(441) 296-3973

(Registrant’s telephone number, including area code )

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                                YES  ☑        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☑

As of October 31, 2003 there were 302,134 shares of the registrant’s common shares, $1.00 par value per share, outstanding.

AMERINST INSURANCE GROUP, LTD.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2003

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2003	As of December 31, 2002
ASSETS
INVESTMENTS
Fixed maturity investments, at market value	$32,189,489	$31,905,804
Equity securities, at market value	17,112,970	14,361,502

TOTAL INVESTMENTS	49,302,459	46,267,306
Cash and cash equivalents	2,785,574	3,159,545
Assumed reinsurance premiums receivable	859,919	514,992
Reinsurance balances recoverable	674,223	674,223
Fund deposit with a reinsurer	—	108,000
Accrued investment income	323,586	399,435
Deferred policy acquisition costs	974,547	954,858
Prepaid expenses and other assets	109,292	136,204

TOTAL ASSETS	$55,029,600	$52,214,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$33,221,637	$30,478,843
Unearned premiums	3,620,684	3,350,380
Accrued expenses and other liabilities	494,792	668,604
TOTAL LIABILITIES	37,337,113	34,497,827

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2003 and 2002: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	7,220,344	8,202,991
Accumulated other comprehensive income	4,426,505	3,330,260
Treasury Stock (29,252 and 25,615 shares) at cost	(1,087,983)	(950,136)

TOTAL STOCKHOLDERS’ EQUITY	17,692,487	17,716,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,029,600	$52,214,563

See the accompany notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Nine Months Ended Sep 30, 2003	Nine Months Ended Sep 30, 2002	Three Months Ended Sep 30, 2003	Three Months Ended Sep 30, 2002
REVENUE
Net premiums earned	$6,301,710	$4,680,080	$2,344,673	$1,382,612
Net investment income	1,212,072	1,533,858	391,667	599,778
Net realized capital gain (loss)	366,590	752,808	73,432	(129,060)

Total revenue	7,880,372	6,966,746	2,809,772	1,853,330
LOSSES AND EXPENSES
Losses and loss adjustment expense	5,649,068	4,212,236	2,096,502	1,244,351
Policy acquisition costs	1,830,755	1,381,868	676,828	413,268
Operating and management expenses	789,852	661,300	182,630	213,583

Total losses and expenses	8,269,675	6,255,404	2,955,960	1,871,202

NET INCOME (LOSS)	$(389,303)	$711,342	$(146,188)	$(17,872)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,462,835	(2,508,683)	(706,319)	(1,962,376)
Reclassification adjustment for gains and losses included in net income (loss)	(366,590)	(752,808)	(73,432)	129,060

OTHER COMPREHENSIVE INCOME (LOSS)	1,096,245	(3,261,491)	(779,751)	(1,833,316)

COMPREHENSIVE INCOME (LOSS)	$706,942	$(2,550,149)	$(925,939)	$(1,851,188)

RETAINED EARNINGS, BEGINNING OF PERIOD	$8,202,991	$9,747,981	$7,563,785	$10,073,486
Net income (loss)	(389,303)	711,342	(146,188)	(17,872)
Dividends paid	(593,344)	(603,889)	(197,253)	(200,180)

RETAINED EARNINGS, END OF PERIOD	$7,220,344	$9,855,434	$7,220,344	$9,855,434

Per share amounts
Net income (loss)	$(1.28)	$2.30	$(0.48)	$(0.06)

Dividends paid	$1.95	$1.95	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	304,318	309,577	303,472	308,735

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30, 2003	Nine Months Ended Sep 30, 2002
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,973,327	$1,850,482

INVESTING ACTIVITIES
Purchases of investments	(25,108,231)	(25,529,267)
Proceeds from sales and maturities of investments	23,492,124	23,536,228

Net Cash Provided by (Used in) Investing Activities	(1,616,107)	(1,993,039)

FINANCING ACTIVITIES
Purchase of treasury shares	(137,847)	(143,099)
Dividends paid	(593,344)	(603,889)

Net Cash Used in Financing Activities	(731,191)	(746,988)

DECREASE IN CASH AND CASH EQUIVALENTS	$(373,971)	$(889,545)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$3,159,545	$2,855,781

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,785,574	$1,966,236

See the accompany notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

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

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002:

We recorded a net loss of $(146,188) for the third quarter of 2003 compared to a net loss of $(17,872) for the same period of 2002. This decline was due to a decrease in our net investment income of $208,111 and an increase in our recorded losses and policy acquisition costs of $1,115,711, resulting from an increase in net premiums earned of $962,061, offset by an improvement of our net realized capital gain of $202,492 and a decline of our operating and management expenses of $30,953. Our earned premiums for the third quarter of 2003 were $2,344,673 compared to $1,382,612 for the third quarter of 2002, an increase of 69.6%. Net premiums written for the three months ended September 30, 2003 were $2,683,275, compared to $1,922,290 for the third quarter of 2002, an increase of $760,985 or 39.6%. $224,820 of this increase consisted of premiums related to the new treaty to reinsure attorney’s professional liability business, approved on February 27, 2003 by our Board of Directors.

Our loss ratio for the third quarter of 2003 was 89.4%, compared to 90.0% for the same period of 2002. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. We multiply a loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned and a loss ratio of 75% times the attorney’s professional liability plan current premiums earned to determine total losses. This is a change in the current period due to the addition of the attorney’s professional liability plan. In the same period of 2002, we multiplied a loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned. Our overall loss ratio for the year ended December 31, 2002 was 89.2%.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $676,828 in the third quarter of 2003 compared to $413,268 for the same period of 2002, an increase of $263,560 or 63.8%. These costs were 28.9% and 29.9% of net premiums earned for the quarters ended September 30, 2003 and 2002, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $182,630 in the third quarter of 2003 compared to $213,583 for the same period of 2002, a decrease of $50,593 or 14.5%. The decrease was primarily due to consulting fees expensed in the third quarter of 2002 relating to market research for the expansion of our reinsurance activities that were not incurred in the same period of 2003.

These fluctuations in premiums, losses and policy acquisition costs resulted in a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $(428,657) for the third quarter of 2003 compared to $(275,007) for the same period of 2002, an increase of $153,650 or 55.9%. The increase was primarily due to increased recorded losses and policy acquisition costs resulting from the increase in the net premiums earned.

We recorded net investment income of $391,677 in the third quarter of 2003 compared to $599,778 for the same period of 2002, a decrease of $208,101 or 34.7%. The decrease was primarily due to a decline in the interest rates on the fixed income portfolio and cash and cash equivalents and the dividends paid on the equity securities for the third quarter compared to the same period of 2002. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income, annualized, was 3.0% for the third quarter of 2003. This was a decrease from the 4.8% yield earned in the third quarter of 2002. Sales of securities during the second quarter of 2003 resulted in realized capital gains of $73,432, compared to losses of $(129,060) in the third quarter of 2002. Gains recorded in the third quarter of 2003 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

We recorded net loss of $(389,303) for the nine months ended September 30, 2003 compared to net income of $711,342 for the nine months ended September 30, 2002. This decrease was due to a decrease of net investment income of $321,786 and net realized capital gain of $386,218, an increase in our recorded losses and policy acquisition costs of $1,885,719, resulting from an increase in our net premiums earned of $1,621,630, and an increase of operating and management expenses of $128,552.

We recorded net investment income of $1,212,072 for the nine months ended September 30, 2003 compared to net investment income of $1,533,858 for the nine months ended September 30, 2002, a decrease of 20.9%. This decrease was primarily due to a decline in the interest rates on the fixed income portfolio and cash and cash equivalents and the dividends paid on the equity securities for the nine months ended September 30, 2003 compared to the same period of 2002. We realized capital gains of $366,590 during the nine months ended September 30, 2003 compared to $752,808 in capital gains in the same period of 2002. Gains recorded in 2003 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Annualized investment yield for the nine months period ended September 30, 2003 was approximately 3.2% compared to 4.3% for the first nine months of 2002.

Our net premiums earned for the first nine months of 2003 were $6,301,710 compared to $4,680,080 for 2002 or a 34.6% increase. The increase in net premiums earned was primarily attributable to an increase in the number of insureds and rate increases under the current AICPA Professional Liability Plan treaty compared to the same period in 2002. Premiums written in the nine months ended September 30, 2003 were $6,572,013 compared to $4,804,372 for the same period in 2002. A portion of the $1,767,641 or 36.8% increase was due to $477,301 in premiums written for the attorney’s professional liability business in the nine months ended September 30, 2003. The balance of our increased premiums written is primarily due to an increase in the number of insureds under the AICPA Plan, and rate increases for policies issued under the AICPA Plan.

The loss ratio through the first nine months of 2003 was 89.6% compared to 90.0% for the same period of 2002. The loss ratio represents our management’s estimate of the effective loss rate selected in consultation with our independent consulting actuary. We multiply a loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned and a loss ratio of 75% times the attorney’s professional liability plan current premiums earned to determine total losses.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS — (Continued)

We expensed policy acquisition costs of $1,830,755 in the first nine months of 2003 compared to $1,381,868 for the same period of 2002, an increase of $448,887 or 32.5%. These costs were 29.1% and 29.5% of net premiums earned for the nine-month periods ended September 30, 2003 and 2002, respectively.

We expensed operating and management expenses of $789,852 in the first nine months of 2003 compared to $661,300 for the same period of 2002, an increase of 19.4%. The increase was primarily due to additional consulting fees that were expensed during 2003 compared to the same period of 2002.

These fluctuations resulted in a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $(1,178,113) for the nine month period compared to $(914,024) for the same period in 2002, an increase of $264,089 or 28.9%. The less favorable underwriting results in 2003 were primarily due to the increase of losses incurred and policy acquisition costs associated with the increase of premiums earned.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2003, our total invested assets were $49,302,459, an increase of $3,035,153 or 6.6% from $46,267,306 at December 31, 2002. Cash and cash equivalents balances decreased from $3,159,545 at December 31, 2002 to $2,785,574 at September 30, 2003, a decrease of $373,971, or 11.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at September 30, 2003 was 1.40:1, compared to a ratio of 1.38:1 at September 30, 2002.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $514,992 at December 31, 2002 and $859,919 at September 30, 2003. This balance fluctuates due to the timing of renewal premiums written.

On June 1, 2000, the Board of Directors of our investment subsidiary, AmerInst Investment Company, Ltd., which holds almost all of our investment portfolio, authorized our investment subsidiary to spend up to $1 million to purchase a portion of our outstanding common shares. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 common shares pursuant to the June 1 Board authorization. Later, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for our investment company to purchase common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit as to the amount. Purchases of shares by our investment subsidiary are affected through privately negotiated transactions and are in addition to our investment subsidiary’s practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. To date, our investment subsidiary has purchased through privately negotiated transactions 16,430 common shares for purchase prices totaling $513,106. In addition, our investment subsidiary has purchased 13,187 common shares from individuals who have died or retired for purchase prices totaling $582,024. We paid our thirty-third consecutive quarterly dividend or $0.65 per share during the third quarter of 2003.

AMERINST INSURANCE GROUP, LTD.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed term investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield on those investments is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation reflected in the ultimate cost of settling unpaid claims will offset by investment income earned during the period when the claims are outstanding. Finally, we expect the carriers we reinsure to generally be able to match increases in operating expenses resulting from inflation with similarly inflationary increases in the premium rates.

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

(b) Foreign Exchange Risk.

We only invest in U.S. dollar denominated financial instruments and only enter into insurance transactions in U.S. dollars. Therefore, we do not believe we have any exposure to foreign exchange risk.

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

The table below provides information about our investments available for sale that were sensitive to change in interest rates at September 30, 2003 and December 31, 2002 respectively.

	Estimated Fair Value 09/30/2003	Estimated Fair Value 12/31/2002
Fixed Income Portfolio
Due in 1 year or less	$2,278,276	$539,405
Due after 1 year through 5 years	5,325,376	6,509,437
Due after 5 years through 10 years	4,207,385	3,312,414
Due after ten years	651,581	1,217,128

Sub-total	$12,462,618	$11,578,384
Mortgage backed securities and Obligations of U.S. government Corporations and agencies	$19,726,871	$20,327,420

Total Fixed-Income	$32,189,489	$31,905,804

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

Part H.—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON

Stuart H. Grayston (President, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And By:		/S/ MURRAY NICOL

Murray Nicol (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended September 30, 2003

Exhibit Number	Description

3(i)	Memorandum of Association of the Company (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws – included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)

10.8	Investment Advisory Agreement for Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)

10.9	Exchange Agreement between the Company, AIG Ltd., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (13)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northeast Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between AMIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

23	Consent of Independent Accountants (11)

27	Financial Data Schedule (14)

Exhibit Number	Description

31.1	Certification of Stuart Grayston required by Rule 13a-14(a) or 15d-14(a) adopted under the Securities Exchange Act of 1934.

31.2	Certification of Murray Nicol required by Rule 13a-14(a) or 15d-14(a) adopted under the Securities Exchange Act of 1934.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Filed with AmerInst Insurance Group, Ltd.’s (the “Company’s”) Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AmerInst Insurance Group, Inc.’s, (“AIIG’s”) Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

11