Form 10-Q/A
period 2002-09-30
AMERINST INSURANCE GROUP LTD
filed 2004-02-03
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended September 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-020-7447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

C/O USA Offshore Management, Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1838, Hamilton, Bermuda	HMHX
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

As of November 4, 2002 there were 307,711 shares of the Company’s common shares, $1.00 par value per share, outstanding.

AMERINST INSURANCE GROUP, LTD.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2002

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized Cost $30,827,892 and $28,529,843)	$32,561,996	$29,529,239
Equity securities, at market value (cost $14,498,479 And $13,972,736)	13,154,476	16,556,194

TOTAL INVESTMENTS	45,716,472	46,085,433
Cash and cash equivalents	1,966,236	2,855,781
Assumed reinsurance premiums receivable	1,030,423	1,145,874
Reinsurance balances recoverable	674,223	674,223
Fund deposit with a reinsurer	108,000	108,000
Accrued investment income	413,625	448,786
Deferred policy acquisition costs	926,735	891,311
Federal income taxes receivable	0	504,658
Prepaid expenses and other assets	158,047	130,427

TOTAL ASSETS	$50,993,761	$52,844,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,551,561	$29,242,625
Unearned premiums	3,251,701	3,127,409
Reinsurance balances payable	174,833	174,833
Accrued expenses and other liabilities	585,584	572,407

TOTAL LIABILITIES	34,563,679	33,117,274

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2003 and 2002: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	9,855,434	9,747,981
Accumulated other comprehensive income	321,363	3,582,854
Treasury Stock (23,961 and 20,388 shares) at cost	(880,336)	(737,237)

TOTAL STOCKHOLDERS’ EQUITY	16,430,082	19,727,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,993,761	$52,844,493

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001
REVENUE
Net premiums earned	$4,680,080	$4,756,478	$1,382,612	$1,600,860
Net investment income	1,533,858	1,702,203	599,778	485,599
Net realized capital gain (loss)	752,808	367,480	(129,060)	118,211

Total revenue	6,966,746	6,826,161	1,853,330	2,204,670
LOSSES AND EXPENSES
Losses and loss adjustment expense	4,212,236	4,667,550	1,244,351	1,518,407
Policy acquisition costs	1,381,868	1,402,714	413,268	473,937
Operating and management expenses	661,300	630,394	213,583	114,567

Total losses and expenses	6,255,404	6,700,658	1,871,202	2,106,911

NET INCOME (LOSS)	$711,342	$125,503	$(17,872)	$97,759
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	(2,508,683)	444,935	(1,962,376)	1,126,298
Reclassification adjustment for gains and losses included in net income	(752,808)	(367,480)	129,060	(118,211)

OTHER COMPREHENSIVE INCOME (LOSS)	(3,261,491)	77,455	(1,833,316)	1,008,087

COMPREHENSIVE INCOME (LOSS)	$(2,550,149)	$202,958	$(1,851,188)	$1,105,846

RETAINED EARNINGS, BEGINNING OF PERIOD	$9,747,981	$9,818,445	$10,073,486	$9,432,012
Net income (loss)	711,342	125,503	(17,872)	97,759
Dividends paid	(603,889)	(619,051)	(200,180)	(204,874)

RETAINED EARNINGS, END OF PERIOD	$9,855,434	$9,324,897	$9,855,434	$9,324,897

Per share amounts
Net income(loss)	$2.30	$0.39	$(0.06)	$0.31

Dividends paid	$1.95	$1.95	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	309,577	317,993	308,735	315,105

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,850,482	$(367,559)

INVESTING ACTIVITIES
Purchases of investments	(25,529,267)	(11,602,618)
Proceeds from sales and maturities of investments	23,536,228	11,867,264

Net Cash Provided by (Used in) Investing Activities	(1,993,039)	264,646

FINANCING ACTIVITIES
Purchase of treasury shares	(143,099)	(78,896)
Dividends paid	(603,889)	(619,051)

Net Cash Provided by (Used in) Financing Activities	(746,988)	(697,947)

DECREASE IN CASH	$(889,545)	$(800,860)

See the accompanying notes to the condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2002

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (AMIG Ltd.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2002 and notes thereto, included in the Registrant’s annual report as of that date.

Part I,

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001:

A net loss of $(17,872) was recorded for the third quarter of 2002 in comparison to a net income of $97,759 for the same period of 2001. The decline in the results is primarily due to a decrease in the net realized capital gain (loss) for the period in comparison to the same period in 2001. Earned premiums for the third quarter of 2002 amounted to $1,382,612 as compared to $1,600,860 for the third quarter of 2001, a decrease of $218,248 or 13.6%. Premiums written for the three months ended September 30, 2002 were $1,922,290, as compared to $1,769,244 for the third quarter of 2001, an increase of $153,046 or 8.7%.

The loss ratio for the third quarter of 2002 was 90.0% for the current treaty, as compared to 94.8% for the same period of 2001. The loss ratio of 90.0% represents management’s current estimated effective loss rate selected in consultation with the Company’s independent consulting actuary to apply to current premiums assumed and earned. The Company’s overall loss ratio for the year ended December 31, 2001 was 94.7%.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

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

These fluctuations in premiums, losses and policy acquisition costs combined to result in a net underwriting loss of $(488,590) for the third quarter of 2002 as compared to $(506,051) for the same period of 2001, an improvement of $17,461 or 3.5%. The improvement is due to a decrease in the recorded losses.

Investment yield for the third quarter of 2002 was 1.2%, consisting of interest and dividend income, and represents a decrease from the 4.1% return earned in the third quarter of 2001. Sales of securities during the second quarter of 2002 resulted in realized capital losses of $129,060, as compared to gains of $118,211 in the third quarter of 2001. Losses recorded in the third quarter of 2002 primarily related to sales of equities. Proceeds from these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

Net income of $711,342 was recorded for the nine months ended September 30, 2002 in comparison to a net income of $125,503 for the nine months ended September 30, 2001. The improved results are primarily due to a decrease of incurred losses.

Sales of securities during the nine months ended September 30, 2002 resulted in realized capital gains of $752,808 as compared to $367,480 in the same period of 2001. Gains recorded in 2002 primarily related to sales of equities, which were reinvested in other equity securities. Net investment income through September 30, 2002 was $1,533,858 compared to $1,702,203 for the same period of 2001. Investment yield for the nine months period was approximately 4.3% as compared to 4.8% for the first nine months of 2001.

Earned premiums for the first nine months of 2002 amounted to $4,680,080 as compared to $4,756,478 for 2001. The change of $76,398 represents a 1.6% decrease. The decrease in earned premiums is attributable to the timing of policies written under the current treaty compared to the same period in 2001. Premiums written in the nine months ended September 30, 2002 were $4,804,372 as compared to $4,711,792 for the same period in 2001. The increase of $92,580 is due to the continued growth of the AICPA Professional Liability Insurance Plan (“AICPA Plan”), an increase in the number of insureds under the AICPA Plan, and certain rate increases associated with a “step plan” that was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are “stepped up” accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA’s (and AIG’s) exposure increases. This additional exposure results in an increase in premiums charged.

The loss ratio through the first nine months of 2002 was 90.0% as compared to 98.1% for the same period of 2001. The loss ratio of 90.0% represents management’s current estimated effective loss ratio selected in consultation with the Company’s independent consulting actuary to apply to current premiums assumed and earned.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

Losses recorded through September 30, 2002 do not reflect any development of prior year reserves. The Company’s actuary provides a range for loss reserves at December 31 each year. At December 31, 2001 the Company’s management determined that the reserve should be $29,242,625. This amount is within, and at the upper end of the range provided by the actuary. Due to the inherent uncertainty in reserving for accountants’ professional liability claims management believes this is an appropriate reserving policy. It should be noted that any reserve amount selected in the range has a direct effect on the net income of any given year, as well as shareholders’ equity and the book value per share of the Company. Management will review the actuary’s report at December 31, 2002 and select a reserve amount based on the recommendations of the actuary and the maturity of the related loss reserves.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2002, total invested assets (total investments plus cash and cash equivalents) amounted to $47,682,708, a decrease of $1,258,506 or 2.6% from $48,941,214 at December 31, 2001. Cash and cash equivalents balances decreased from $2,855,781 at December 31, 2001 to $1,966,236 at September 30, 2002, a decrease of $889,545, or 31.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities at September 30, 2002 was 1.38:1, compared to a ratio of 1.48:1 at September 30, 2001.

Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $1,145,874 at December 31, 2001 and $1,030,423 at September 30, 2002. This balance fluctuates due to the timing of renewal premiums written. Reinsurance balances payable represents AMIG Ltd.’s estimate of the premiums due to the Company’s reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. At December 31, 2001 and at September 30, 2002 the balance was $174,833.

On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company’s investment portfolio, authorized Investco to spend up to $1 million to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are effected through privately negotiated transactions and are in addition to Investco’s practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public account and on a negotiated case-by-case basis without limit. Through November 4, 2003, Investco had purchased 13,281 Common Shares for a purchase price of $411,353. In addition, through that date Investco had purchased 10,759 Common Shares from individuals who had died or retired for a purchase price of $471,6925. The Company paid its twenty-ninth consecutive quarterly dividend of $0.65 per share during the third quarter of 2002.

AMERINST INSURANCE GROUP, LTD.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

The Company does not believe its operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of the Company’s fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in the Company’s operating expenses. However, the Company generally holds its fixed maturity investments to maturity and currently believes that the yield is adequate to compensate the Company for the risk of inflation. In addition, the Company expects that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. The Company’s exposure to market risk is generally limited to potential losses arising from changes in the level of interest rates on market values of fixed term holdings and changes in the market values of equity securities. The Company does not hold or issue derivative financial instruments for either trading or hedging purposes.

a)	Interest Rate Risk.

Interest rate risk results from the Company’s holdings in interest-rate-sensitive instruments. The Company is exposed to potential losses arising from changes in the level of interest rates on fixed rate instruments held. The Company is also exposed to credit spread risk resulting from possible changes in the issuer’s credit rating. To manage its exposure to interest rate risk the Company attempts to select investments with characteristics that match the characteristics of the related insurance liabilities. Additionally, the Company generally only invests in higher-grade interest bearing instruments.

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

The tables below provide information about the Company’s available for sale investments that are sensitive to change in interest rates at June 30, 2003 and December 31, 2002 respectively.

	Estimated Fair Value 09/30/2002	Estimated Fair Value 12/31/2001
Fixed Income Portfolio
Due in 1 year or less	$1,000,000	$2,034,652
Due after 1 year through 5 years	5,005,402	3,724,912
Due after 5 years through 10 years	2,871,121	4,435,397
Due after ten years	1,282,050	1,419,268

Sub-total	$10,158,573	$11,614,229
Mortgage backed securities and Obligations of U.S. government Corporations and agencies	$22,403,423	$17,915,010

Total Fixed-Income	$32,561,996	$29,529,239

Total Equities	$13,154,476	$16,556,194

AMERINST INSURANCE GROUP, LTD.

Item 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Company’s last evaluation.

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended September 30, 2002.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits immediately following the signature page.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2004	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON

Stuart H. Grayston (President and Chief Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	And By:	/s/ MURRAY NICOL

Murray Nicol (Vice President and Chief Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended September 30, 2002

Exhibit Number	Description

3(i)	Memorandum of Association of the Company (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws — included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (9), and 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997 (7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5)

10.8	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (10)

10.9	Exchange Agreement between the Company the AIG Ltd., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (13)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northeast Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between AMIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

21	Subsidiaries of the Registrant (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.

(2)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(4)	Filed with the AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(6)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(8)	Filed with the AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(12)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.