Form 10-K/A
period 2002-12-31
AMERINST INSURANCE GROUP LTD
filed 2004-02-03
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-020-7447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Offshore Management, Limited, Windsor Place, 18 Queen Street, 2nd Floor PO Box HM 1601, Hamilton, Bermuda	HMHX
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 296-3973

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, PAR VALUE $1.00 PER SHARE

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒.

As of March 10, 2003, the registrant had 304,887 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 10, 2003 was $17,585,882 based on book value as of December 31, 2002.

Documents Incorporated by Reference

(Specific pages are incorporated as indicated under the Applicable, Item herein):

Incorporated By Reference In Part No.
The Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on May 29, 2003	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2002

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to portions of the Company’s definitive 2003 Annual General Meeting Proxy Statement to be filed within 120 days after the end of year covered by this Annual Report Form 10-K, pursuant to Regulation 14A.

PART I

Item 1. Business

General

AmerInst Insurance Group, Ltd. (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. AMIG Ltd.’s principal offices are located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HM GX, Bermuda. On December 2, 1999, the Company and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation (“AIIG”), consummated an exchange transaction pursuant to an Exchange Agreement, in which AIIG transferred all of its assets and liabilities to the Company in exchange for newly issued common shares of the Company (the “Exchange”). AIIG was then liquidated and AIIG shareholders received, on a share-for-share basis, the newly issued common shares of AMIG Ltd.

The primary purpose of AMIG Ltd. and its subsidiaries is to establish, for the benefit of accounting firms which are shareholders of the Company, an insurance company which over time could exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. The sole business activity of the Company’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) is to act as a reinsurer of professional liability insurance policies that are issued under the AICPA Professional Liability Insurance Plan (“AICPA Plan” or “Plan”). The AICPA Plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 23,000 accounting firms are insured under the Plan.

The purpose for the formation and operation of AMIG Ltd. and its wholly owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and AmerInst Investment Company, Ltd. (“Investco”) was to restructure AIIG’s operations and change AIIG’s domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted AIIG to reorganize its business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, without limitation, (i) the enhanced ability to purchase shares of shareholders who have died or retired from the practice of accounting, as AIIG previously did generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda’s standing as a major reinsurance and financial center.

In the future, AMIC Ltd. may want to expand its business, subject to any required regulatory approvals, to include the reinsurance of other lines of coverage. AMIG Ltd.’s purpose is more fully described in Note 1 of the audited financial statements included herein.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. From the inception of AIIG, AMIG Ltd.’s predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, “CGI”), was the primary insurer for the AICPA Plan. In 1988, AIIG’s wholly-owned subsidiary, AmerInst Insurance Company, Inc. (“AMIC”) provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., (“VSC”) provided reinsurance to CGI and retroceded a portion to AIIC such that AIIC assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA, the “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregate for combined losses and expenses.

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

Third-party Managers and Service Providers

USA Offshore Management, Ltd. provides the day-to-day services necessary in the administration of AMIG Ltd.’s, Mezco’s, AMIC Ltd.’s and Investco’s business. Prior to the Exchange, these services were provided by USA Risk Group, an affiliate of USA Offshore Management, through Vermont Insurance Management, Inc.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs AMIG Ltd.’s investments pursuant to guidelines approved by AMIG Ltd.’s board of directors. Harris Associates L.P. and Northeast Investment Management, Inc. provide discretionary investment advice with respect to AMIG Ltd.’s equity investments.

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

Professional Liability Coverage

The professional liability policy issued by CGI or CNA and ultimately reinsured by AMIC Ltd. (the “Policy”) is a Professional Liability Company Indemnity Policy form.

The coverage provided under the Policy is on a “claims made” basis, which means the Policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the Policy, which indemnifies for losses caused by acts, errors or omissions in the insured’s performance of professional accounting services for others, is in three parts:

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

Competition

The AICPA Plan’s current major competition comes from three large, established insurance companies, including the Plan’s former carrier, CGI. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the Plan, which may provide different terms of coverage. The Plan’s principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhances the Plan’s capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

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

Bermuda Regulation

AMIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the “Bermuda Act”), which provides that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (“SOI”). In deciding whether to grant registration, the SOI has discretion to act as he thinks fit in the public interest. The SOI is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the SOI may impose conditions relating to the writing of certain types of insurance business.

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

An insurer’s registration may be canceled by the SOI on certain grounds specified in the Bermuda Act, including the failure of the insurer to comply with the obligations of the Bermuda Act or if, in the opinion of the SOI after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Every registered insurer must appoint an independent auditor approved by the SOI who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, which are required to be filed annually with the SOI. The approved auditor may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.

An insurer must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981, as amended, of Bermuda (the “Companies Act”).

The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Bermuda Act, AMIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum of solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the SOI a statutory financial return together with a copy of its respective statutory financial statements which includes a report of the independent auditor concerning the statutory financial statements of the insurer, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the SOI from declaring or paying and dividends during the next financial year); (iv) will be prohibited, without the approval of the SOI from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the SOI that there is a risk of AMIC Ltd. becoming insolvent or that it is in breach of the Bermuda Act or any conditions imposed upon its registration, the SOI may, in addition to the restrictions specified above, direct AMIC Ltd. not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the SOI may think fit.

The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets as not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the SOI, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, AMIC Ltd.’s holding in Investco requires the specific approval of the SOI, which it has received.

The SOI may appoint an inspector with extensive powers to investigate the affairs of an insurer if the SOI believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the SOI may direct an insurer to produce documents or information in relation to matters connected with the insurer’s business.

If it appears to the SOI that there is a risk of an insurer becoming insolvent or, if the insurer is in breach of the Bermuda Act and the regulations or of any condition imposed on its regulation as an insurer, the SOI may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

As a Bermuda insurer, AMIG Ltd. is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of the Company is located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HMGX, Bermuda. The principal representative is USA Offshore Management Ltd. Without a reason acceptable to the SOI an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the SOI is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an “event” has occurred, to make a report in writing to the SOI setting out all the particulars of the case that are available to him. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the SOI relating to a solvency margin or a liquidity or other ratio.

The business of the Company and its subsidiaries is conducted from offices in Hamilton, Bermuda. AMIC Ltd. conducts the casualty insurance underwriting business previously conducted by AIIC. Investco and the Company conduct investment business for their own accounts through investment advisors in the U.S. or other investment markets as needed and appropriate. Neither Investco nor the Company operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from the Bermuda offices at which the officers of AMIC Ltd. and Investco are located: (i) communications with shareholders of the Company, including the providing of financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by the Company, AMIC Ltd. or Investco of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees and salaries; (viii) arrangement for and conduct of meetings of the shareholders and directors of the Company, AMIC Ltd. and Investco; and (ix) execution of redemptions of shares of stock of the Company, AMIC Ltd. and Investco. The Company does not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AMIG Ltd. is subject to the provisions of the Bermuda insurance laws. Under the Bermuda Companies Act, AMIC Ltd. is prohibited from declaring or paying a dividend at December 31, 2002 if such payment would reduce the realizable value of its assets ($53,335,167) to an amount less than the aggregate value of its liabilities ($34,236,897) issued share capital ($120,000) and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2002, $13,098,289 was available for the payment of dividends to shareholders.

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2002 and 2001 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2002	$4,571,826	$16,005,873	$35,102,366	$62,809,027

December 31, 2001	$4,344,963	$17,214,779	$32,708,085	$60,825,559

Customers

AMIC Ltd.’s only source of income, other than its investment portfolio, is its reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. See Note 8, Notes to the Consolidated Financial Statements.

Loss Reserves

For information concerning AMIC Ltd.’s loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, see Management’s Discussion and Analysis of Financial Condition and Results of Operation, Note 3 to the Consolidated Financial Statements, and Note 6 to the Consolidated Financial Statements.

Item 2. Properties

The Company does not own or lease any plants, mines or physical properties.

Item	3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item	4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2002.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the common shares of AMIG Ltd. AMIG Ltd.’s Bye-Laws provide that all transfers of common shares of AMIG Ltd. must be approved by AMIG Ltd.’s Board of Directors or a committee thereof. AMIG Ltd.’s Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for share ownership contained in AMIG Ltd.’s Share Ownership Policy.

Notwithstanding the absence of a public market for its common shares, the Company has a policy of having its subsidiary, AmerInst Investment Company, Ltd. (“Investco”), which holds almost all of the Company’s investment portfolio, redeem AMIG Ltd. shares owned by shareholders who have retired from the practice of accounting or have died at 75% of net book value as of the preceding fiscal year end.

On June 1, 2000 the Board of Directors of Investco, which holds almost all of the company’s investment portfolio, authorized it to expend up to $1,000,000 to repurchase outstanding common shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 common shares pursuant to the Board’s authorization. Such purchases are affected through privately negotiated transactions and are in addition to Investco’s practice of redeeming the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. Through March 31, 2003, Investco had purchased 15,075 Common Shares for a purchase price of $474,326. In addition, through that date, Investco had purchased 11,809 Common Shares from individuals who had died or retired for a purchase price of $521,521.

As of March 10, 2003, AMIG Ltd. had 2,429 holders of record of its common shares. On August 28, 1995, the Board of Directors of AIIG adopted a dividend policy for AIIG to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2002, 2001 and 2000, AMIG Ltd. paid cash dividends of $803,430, $821,556 and $855,681, respectively, representing four quarterly payments of $0.65 per share in each year. The declaration of dividends by AMIG Ltd.’s Board of Directors is dependent upon AMIG Ltd.’s and AMIC Ltd.’s capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. For a description of the restrictions which Bermuda law imposes on AMIC Ltd.’s ability to pay dividends, see Licensing and Regulation above.

Item	6. Selected Financial Data

The following summary sets forth selected financial data with respect to AMIG Ltd. for the five fiscal years ended December 31, 2002. The balance sheet and income statement data have been derived from AMIG Ltd.’s consolidated financial statements which have been audited, for fiscal years through 1998 by Johnson Lambert & Co., AIIG’s independent auditors and, for fiscal years 2002, 2001, 2000 and 1999 by Deloitte & Touche, AMIG Ltd.’s independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data					RESTATED
	2002	2001	2000	1999	1998

Premiums Earned	$6,775,407	$6,400,322	$6,544,342	$6,388,323	$5,901,939
Net Investment Income	1,887,778	2,121,542	2,144,379	2,163,178	2,166,368
Net Realized Gain (Loss)	(1,005,185)	986,422	(168,819)	532,954	277,627

Total Revenue	$7,658,000	$9,508,286	$8,519,902	$9,084,455	$8,345,934

Net Income (Loss)	$(741,560)	$751,092	$(648,013)	$(1,438,024)	$1,061,530

Basic Earnings (Loss) Per Share	$(2.40)	$2.37	$(1.98)	$(4.33)	$3.19

Cash dividends declared per common share	$2.60	$2.60	$2.60	$2.60	$2.60

Balance Sheet Data

Balance Sheet Data					RESTATED
	2002	2001	2000	1999	1998

Investments	$46,267,306	$46,085,433	$45,827,405	$39,281,257	$42,548,658
Other Assets	5,947,257	6,759,060	4,903,333	8,021,904	7,232,788

Total Assets	$52,214,563	$52,844,493	$50,730,738	$47,303,161	$49,781,446

Losses and Loss
Adjustment Expenses	$30,478,843	$29,242,625	$27,703,085	$25,037,029	$21,718,087
Unearned Premiums	3,350,380	3,127,409	2,789,499	3,057,408	3,415,651
Other Liabilities	668,604	747,240	1,263,002	598,905	2,705,699

Total Liabilities	34,497,827	33,117,274	31,755,586	28,693,342	27,839,437
Stockholders’ Equity	17,716,736	19,727,219	18,975,152	18,609,819	21,942,009

Total Liabilities and Stockholders’ Equity	$52,214,563	$52,844,493	$50,730,738	$47,303,161	$49,781,446

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The increase in earned premiums during 2002 is attributable to the fluctuation of the effective dates of policies written in the comparative period. Premiums written increased by 3.9% in 2002 to $6,998,378 from $6,738,231 in 2001. The increase in premiums written during 2002 is attributable to the continued growth of the AICPA Plan, primarily the result of rate increases associated with a “step plan”

which was initiated during 1995. Under the step plan, insureds are offered discounted premium rates for favorable loss experience. However, as these insureds experience losses their premiums are “stepped up” accordingly. Because of the use of claims-made policies, as the number of years of coverage provided increases, CNA’s (and AMIG Ltd.’s) exposure increases. This additional exposure results in an increase in premiums charged.

Net investment income, includes amounts earned on the Company’s investment portfolio and cash equivalents. Net investment income decreased $233,764 or 11.0% in 2002 to $1,887,778 from $2,121,542 in 2001 due to volatile market conditions. Net investment income in 2001 decreased by $22,837, or 1.1% from the $2,144,379 reported in 2000.

Net realized capital gains and losses decreased $1,991,607 in 2002 to $(1,005,185) from $986,422 in 2001. 2002 includes realized capital gains on sales of $513,702 less realized loss on other than temporary impairment of investments of $(1,518,887). Net realized capital gains and losses in 2001 increased by $1,155,241 from the $(168,819) reported in 2000.

Invested assets including cash equivalents increased by $485,637 or 1.0% to $49,426,851 in 2002 compared to $48,941,214 in 2001. 2001 invested assets increased by 2.2% from $47,888,738 in 2000. Investment yield including net realized capital gains and losses in 2002 was 1.8% as compared to 6.4% in 2001 and 4.3% in 2000. Excluding realized capital gains and losses, the yield was 3.8% in 2002, 4.4% in 2001 and 4.6% in 2000. The decrease in investment yield excluding realized capital gains and losses from 2001 to 2002 is primarily due to a general decrease in the yields for fixed term investments over the last three years.

Unrealized gain on investments is $3,330,260 at December 31, 2002 as compared to $3,582,854 at December 31, 2001. AMIG Ltd. considers all of its investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income.

The composition of the investment portfolio at December 31, 2002 and 2001 is as follows:

	2002	2001
U.S. Treasury notes	0%	0%
Mortgage backed securities and obligations of U.S. Government agencies	44	39
Corporate debt securities	7	4
Obligations of state and political subdivisions	18	21
Equity securities	31	36

	100%	100%

AMIG Ltd. continues to invest in high-grade debt and equity securities.

Losses and loss adjustment expenses incurred decreased by 9.8% to $5,468,410 in 2002 from $6,065,656 in 2001, and for 2001 decreased by 2.7% from $6,231,210 in 2000. These amounts include favorable development of prior years’ estimates of losses and loss adjustment expense of approximately $577,001 in 2002, $22,742 in 2001 and $0 in 2000. AMIG Ltd.’s loss ratio, calculated as the ratio of losses and loss adjustment expense to premiums earned, is 80.7% in 2002, 94.8% in 2001 and 95.2% in 2000. The ratio calculated using only losses and loss adjustment expenses incurred for the current year (excluding the effects of developments of prior year estimates and excluding reductions to retrocession premiums) is 89.2% in 2002, 95.1% in 2001, 95.2% in 2000.

The Company’s actuary provides a range for loss reserves at December 31 each year. At December 31, 2002 the Company’s management determined that the net reserve should be $29,804,620. This amount is within, and at the upper end of the range provided by the actuary. Due to the inherent uncertainty in reserving for accountants’ professional liability claims, management believes this is an appropriate reserving policy. It should be noted that any reserve amount selected in the range has a direct effect on the net income of any given year, as well as shareholders’ equity and the book value per share of the Company.

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

Operating and management expenses increased by 18.5% in 2002 to $947,750 from $800,064 in 2001. The primary reasons for this increase are due to increased legal fees for additional SEC disclosures. Operating and management expenses for 2001 decreased by 21.0% from $1,013,138 in 2000, due to a significant reduction in 2001 legal fees due to completion of work on the redomestication to Bermuda compared to 2000. As well, due to the events of September 11th, 2001, there was one less meeting of the AMIG Ltd. Board of Directors resulting in a reduction in Director’s fees and travel expenses.

Effective December 2, 1999, the date of redomestication to Bermuda, the Company ceased to pay corporate income taxes, which meant the Company’s deferred tax asset could not be utilized. As the Company reported a tax loss for the period ended December 2, 1999, a tax benefit resulted. This amount was received in 2002.

Liquidity and Capital Resources

The Company’s cash needs consist of settlement of losses and expenses under its reinsurance treaty and funding day-to-day operations. Management expects to be able to meet these needs from cash flows arising from its investment portfolio. Because substantially all of the Company’s assets are marketable securities, the Company has sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing.

As of December 31, 2002, total invested assets amounted to $46,267,306, an increase of $181,873 or 0.4% from $46,085,433 at December 31, 2001. Cash balances increased from $2,855,781 at December 31, 2001 to $3,159,545 at December 31, 2002. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and invested assets to total liabilities and stockholders’ equity at December 31, 2002 was .95 to 1, compared to .93 to 1 at December 31, 2001.

AMIG Ltd.’s gross premiums assumed in 2002 amounted to $6,998,378, an increase of $260,147 from 2001. Gross premium assumed in 2001 increased by $461,797, or 7.4% from 2000. Assumed reinsurance premiums receivable represents current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $514,992 at December 31, 2002 and $1,145,874 at December 31, 2001. This balance fluctuates due to the timing of renewal premiums written. The increase in premiums has also resulted in a direct increase in policy acquisition costs, unearned premiums, fixed commissions paid to CNA as part of its quota share agreement, and loss reserves.

Reinsurance recoveries represent AMIG Ltd.’s estimate of losses to be reimbursed by its reinsurer from future loss payments. AMIG Ltd. (through AMIC) entered into excess of loss retrocession agreements to limit its retained risk on any one claim underwritten by Coregis Group, Inc. (formerly Crum and Forster Managers Corporation), to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by AMIG Ltd. are adjustable within a specified range based on actual experience under each contract. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses.

Reinsurance balances payable represent AMIG Ltd.’s estimate of the premiums due to the Company’s reinsurer under the retrocession agreements described above, and amounts currently due for losses and loss adjustment expenses payable. The estimate of reinsurance balances due for retrospective premiums decreased by $174,833, $0 and $0 during 2002, 2001 and 2000, respectively. Including loss and loss adjustment expenses currently due, reinsurance balances payable are $0 at December 31, 2002 and $174,833 at December 31, 2001.

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

During 2002, 2001 and 2000, the Board of Directors declared quarterly dividends of $0.65 per share totaling $803,430, $821,556 and $855,681, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors’ continuing evaluation of the Company’s level of surplus vis a vis its capacity to accept more business. It is an objective of the Company to build surplus to retain flexibility for any future business expansion.

On June 1, 2000, the Board of Directors of Investco, which holds almost all of the Company’s investment portfolio, authorized Investco to spend up to $1,000,000 to purchase outstanding Common Shares of the Company. On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 Common Shares pursuant to the June 1 Board authorization. Such purchases are affected through privately negotiated transactions and are in addition to Investco’s practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for Investco to purchase Common Shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. Through March 31, 2003, Investco had purchased 15,075 Common Shares for a purchase price of $474,326. In addition, through that date Investco has purchased 11,809 Common Shares from individuals who had died or retired for a purchase price of $521,521.

Property/Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the established liability for unpaid losses and loss adjustment expenses (“LAE”) of the Company’s property/casualty (“P/C”) insurance operations. The liabilities for losses and loss adjustment expenses are determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate, and reflected in current financial reports.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified as necessary.

As is customary in the business, an actuarial review and projection is performed for AMIC Ltd. by its independent actuary as of June 30 and December 31 of each year. The Company reviews the actuarial estimates throughout the year and the possible impact on the Company’s financial position. Unless a significant trend is evident during the year, the Company’s policy has been to make adjustments in the fourth quarter.

In preparing ultimate loss and allocated loss adjustment expenses, the Company’s actuary examined a variety of methods. The method most commonly relied up on was the Generalized Cape Cod Method, which was applied to the incurred, adjusted incurred and paid losses. The case reserving practices for the CNA business differ significantly from those of the Coregis business, therefore, the actuary performed a claims-adjusted incurred loss development method on the CNA data, which adjusted the reserves upward to reflect what would have been outstanding reserves at the level of the Coregis reserves. The actuary selected the Generalized Cape Cod Method applied to claims-adjusted incurred losses to determine ultimate loss estimates for CNA. The actuary also applied the standard paid and incurred loss development methods to the CNA data, however, these were not selected because of the belief that they are biased downward due to the CNA case reserving and claim closing practices.

The result of this process is that twice a year, the actuary has made recommendations of a range of ultimate loss estimate to AMIC’s Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on the foregoing practice, the estimated loss ratio has been updated by AMIG Ltd.’s Board of Directors at least once each year.

The following table shows the development of the estimated liability for the previous ten years of the Company’s P/C operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

Amounts prior to 1993 restated to conform with SFAS 113

	Year Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Gross Liability for Loss and LAE Reserves	$25,287	$27,047	$25,335	$21,789	$20,300	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	969	4,764	4,071	3,160	2,020	1,040	876	674	674	674	674

Net Liability for Unpaid Losses and LAE reserves	$24,318	$22,283	$21,264	$18,629	$18,280	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805

	Year Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Losses Reestimated as of:
One Year Later	23,004	18,099	17,957	15,709	16,869	14,883	18,309	21,062	25,775	24,444	—
Two Years Later	20,133	15,064	15,042	14,299	10,161	12,919	15,750	17,451	28,307
Three Years Later	17,782	12,196	13,635	8,417	9,458	11,531	12,359	20,055
Four Years Later	15,520	10,811	9,322	7,849	8,864	10,596	14,136
Five Years Later	14,825	8,479	9,074	7,621	8,419	11,780
Six Years Later	12,817	8,328	8,987	7,541	8,839
Seven Years Later	12,651	8,190	9,098	7,542
Eight Years Later	12,557	8,628	8,858
Nine Years Later	12,858	8,667
Ten Years Later	13,087

Cumulative Redundancy(Deficiency)	11,231	13,616	12,406	11,087	9,441	7,983	6,706,	4,308,	(1,278)	4,125	—

Cumulative Amount Paid Through:

One Year Later	6,100	1,555	4,007	2,885	3,036	3,567	3,030	3,301	4,358	4,044	—
Two Years Later	7,860	5,128	6,469	4,791	5,580	5,531	5,589	6,759	7,233
Three Years Later	10,370	6,765	7,721	6,087	6,471	6,919	7,785	8,563
Four Years Later	11,436	7,666	8,551	6,655	7,065	8,032	8,581
Five Years Later	11,878	8,199	8,920	6,883	7,546	8,364
Six Years Later	12,263	8,398	9,007	7,268	7,729
Seven Years Later	12,412	8,536	9,277	7,324
Eight Years Later	12,506	8,609	9,327
Nine Years Later	12,575	8,662
Ten Years Later	12,598

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $11,087,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

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

Item	7A. Quantitative and Qualitative Disclosures About Market Risk

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

The table below provides information about the Company’s available for sale investments that are sensitive to change in interest rates at December 31, 2002.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$527,198	$539,405
Due after one year through five years	6,306,458	6,509,437
Due after five years through ten years	3,201,299	3,312,414
Due after ten years	1,110,000	1,217,128

Subtotal	11,144,955	11,578,384

Mortgage-backed securities	19,282,521	20,327,420

Total	$30,427,476	$31,905,804

Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by officers of the Company, including statements related to the Company’s future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations; (vii) changes in the legal or regulatory environments in which the Company operates; and (viii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date they are made. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. The retention of Deloitte & Touche by the Company has been approved by the Company’s Board of Directors and the Company’s shareholders. There have been no disagreements with Deloitte & Touche with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item	10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after May 29, 2003 the (“Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, both of whom are directors of the Company.

Item	11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item	13. Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item	14. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Rule 13(a)-14 under the Securities Exchange act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s last evaluation.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2002 and 2001, and the related consolidated statements of operations and other comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Deloitte & Touche

DELOITTE & TOUCHE

Hamilton, Bermuda

March 21, 2003

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(expressed in U.S. dollars)

	2002	2001
ASSETS
Investments (Notes 4 and 5):
Fixed maturity investments, at market value (amortized cost $30,427,476 and $28,529,843)	$31,905,804	$29,529,239
Equity securities, at market value (cost $12,509,570 and $13,972,736)	14,361,502	16,556,194

TOTAL INVESTMENTS	46,267,306	46,085,433
Cash and cash equivalents	3,159,545	2,855,781
Assumed reinsurance premiums receivable	514,992	1,145,874
Reinsurance balances recoverable (Note 6)	674,223	674,223
Fund deposit with a reinsurer (Note 4)	108,000	108,000
Accrued investment income	399,435	448,786
Deferred policy acquisition costs	954,858	891,311
Federal income taxes receivable	—	504,658
Prepaid expenses and other assets	136,204	130,427

TOTAL ASSETS	$52,214,563	$52,844,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses(Note 6)	$30,478,843	$29,242,625
Unearned premiums	3,350,380	3,127,409
Reinsurance balances payable	—	174,833
Accrued expenses and other liabilities	668,604	572,407

TOTAL LIABILITIES	34,497,827	33,117,274

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 500,000 shares authorized, 2002 and 2001: 331,751 shares issued and outstanding	331,751	331,751
Additional paid-in-capital	6,801,870	6,801,870
Retained earnings	8,202,991	9,747,981
Accumulated other comprehensive income	3,330,260	3,582,854
Treasury stock (25,615 and 20,388 shares) at cost	(950,136)	(737,237)

TOTAL STOCKHOLDERS’ EQUITY	17,716,736	19,727,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,214,563	$52,844,493

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2002, 2001,and 2000

(expressed in U.S. dollars)

	2002	2001	2000
REVENUES
Net premiums earned (Note 7)	$6,775,407	$6,400,322	$6,544,342
Net investment income (Note 5)	1,887,778	2,121,542	2,144,379
Net realized capital gain (loss) (Note 5)	(1,005,185)	986,422	(168,819)

TOTAL REVENUES	7,658,000	9,508,286	8,519,902

LOSSES AND EXPENSES
Losses and loss adjustment expenses	5,468,410	6,065,656	6,231,210
Policy acquisition costs	1,983,400	1,891,474	1,927,973
Operating and management expenses (Note 8)	947,750	800,064	1,013,138

TOTAL LOSSES AND EXPENSES	8,399,560	8,757,194	9,172,321

NET INCOME (LOSS) BEFORE INCOME TAXES	(741,560)	751,092	(652,419)
Provision for income taxes (Note 9)	—	—	4,406

NET INCOME (LOSS)	(741,560)	751,092	(648,013)

OTHER COMPREHENSIVE INCOME (LOSS),
Net unrealized holding gain (loss) arising during the period	261,108	2,194,042	2,052,356
Reclassification adjustment for (gain) and losses included in net income (loss)	(513,702)	(986,422)	168,819

OTHER COMPREHENSIVE INCOME LOSS	(252,594)	1,207,620	2,221,175

COMPREHENSIVE INCOME (LOSS)	$(994,154)	$1,958,712	$1,573,162

BASIC EARNINGS (LOSS) PER SHARE	$(2.40)	$2.37	$(1.98)

Average common shares outstanding for the year	308,750	316,661	326,855

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2002, 2001 and 2000

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 1999	$331,751	$6,801,870	$11,322,139	$154,059	$—	$18,609,819
Net income	—	—	(648,013)	—	—	(648,013)
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,221,175	—	2,221,175
Purchases of treasury stock	—	—	—	—	(352,148)	(352,148)
Cash dividends paid ($2.60 per share)	—	—	(855,681)	—	—	(855,681)

BALANCE AT DECEMBER 31, 2000	$331,751	$6,801,870	$9,818,445	$2,375,234	$(352,148)	$18,975,152

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2002, 2001 and 2000

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2000	$331,751	$6,801,870	$9,818,445	$2,375,234	$(352,148)	$18,975,152
Net income	—	—	751,092	—	—	751,092
Other comprehensive income net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,207,620	—	1,207,620
Purchases of treasury stock	—	—	—	—	(385,089)	(385,089)
Cash dividends paid ($2.60 per share)	—	—	(821,556)	—	—	(821,556)

BALANCE AT DECEMBER 31, 2001	$331,751	$6,801,870	$9,747,981	$3,582,854	$(737,237)	$19,727,219

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2002, 2001 and 2000

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2001	$331,751	$6,801,870	$9,747,981	$3,582,854	$(737,237)	$19,727,219
Net income	—	—	(741,560)	—	—	(741,560)
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	(252,594)	—	(252,594)
Purchase of treasury stock	—	—	—	—	(212,899)	(212,899)
Cash dividends paid ($2.60 per share)	—	—	(803,430)	—	—	(803,430)

BALANCE AT DECEMBER 31, 2002	$331,751	$6,801,870	$8,202,991	$3,330,260	$(950,136)	$17,716,736

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2002, 2001 and 2000

(expressed in U.S. dollars)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(741,560)	$751,092	$(648,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premiums on investments	(49,137)	69,135	111,278
Net realized (gains) losses on sale of investments	(513,702)	(986,422)	168,819
Realized loss on other than temporary impairment	1,518,887	—	—
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	630,882	(1,030,618)	(115,256)
Accrued investment income	49,351	11,499	27,557
Deferred policy acquisition costs	(63,547)	(96,304)	76,355
Federal income taxes receivable	504,658	24,771	142,906
Prepaid expenses and other assets	(5,777)	29,373	(79,213)
Unpaid losses and loss adjustment expenses	1,236,218	1,539,540	2,666,056
Unearned premiums	222,971	337,910	(267,909)
Reinsurance balances payable	(174,833)	(131,696)	210,421
Accrued expenses and other liabilities	96,197	28,614	40,996
Due to broker	—	(412,680)	412,680

Net cash provided by operating activities	2,710,608	134,214	2,746,677

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(30,336,802)	(17,713,781)	(49,575,685)
Proceeds from sales and maturities of investments	28,946,287	19,580,660	44,970,615

Net cash provided by (used in) investing activities	(1,390,515)	1,866,879	(4,605,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(803,430)	(821,556)	(855,681)
Purchases of treasury stock	(212,899)	(385,089)	(352,148)

Net cash used in financial activities	(1,016,329)	(1,206,645)	(1,207,829)

NET CHANGE IN CASH AND CASH EQUIVALENTS	303,764	794,448	(3,066,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,855,781	2,061,333	5,127,555

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,159,545	$2,855,781	$2,061,333

SUPPLEMENTAL DATA - Income taxes (received) paid	$(504,658)	$24,771	$(147,312)

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company Ltd. (AMIC Ltd.) and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants’ professional liability insurance coverage (AICPA Plan). In 1999, as part of the redomestication and restructuring (see Note 2), AMIC Ltd. assumed the rights and obligations of AIIC Inc. under the reinsurance agreements.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. From the inception of AmerInst Insurance Group, Inc. (“AIIG”), AMIG Ltd.’s predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, “CGI”), was the primary insurer for the AICPA Plan. In 1988, AIIG’s wholly-owned subsidiary, AIIC Inc. provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., (“VSC”) provided reinsurance to CGI and retroceded a portion to AIIC Inc. such that AIIC Inc. assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA, the “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses. Additionally there is a separate $2,000,000 policy aggregate for combined losses and expenses.

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

At December 2, 1999 AmerInst Insurance Group Inc. (AIIG) a Delaware company and AMIG Ltd. entered into an Exchange Agreement (“Exchange”), pursuant to which AIIG transferred all of its assets and liabilities to AMIG Ltd. in exchange for newly issued shares of AMIG Ltd. AIIG was then liquidated and AIIG shareholders received on a share-for-share basis the newly issued shares of AMIG Ltd.

The restructuring of AIIG’s business, including the redomestication of the insurance operations of AIIC to AMIG Ltd. was consummated in the following steps:

AmerInst Insurance Company Inc. (“AIIC”), an Illinois company and a wholly-owned subsidiary of AIIG, distributed to AIIG a cash dividend, of approximately $20,000, to be used solely to fund the capitalization required for the formation of the new entities described below; and the expenses of the restructuring.

AIIC formed a new wholly-owned subsidiary, AmerInst Mezco, Ltd., under the laws of Bermuda (“Mezco”). Mezco was funded by AIIC with investment securities in an amount sufficient for the capitalization of a Bermuda insurance company.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

2.	REDOMESTICATION AND RESTRUCTURING (cont’d)

AIIC distributed all of the shares of Mezco to AIIG as a dividend.

Mezco formed a new wholly-owned subsidiary, AMIC Ltd., under the laws of Bermuda.

AIIC retroceded to AMIC Ltd. all of its insurance treaty liabilities under past treaties, and paid to AMIC Ltd. in connection therewith a premium determined on the basis of actuarial projections, appropriately discounted based on the expected payout patterns, intended to reflect an arms’ length fair market value for such retrocession. The payment of the premium was partially in the form of a transfer of investment securities at market value.

AMIC Ltd. formed a new wholly-owned subsidiary, AmerInst Investment Company, Ltd. (“Investco”) under the laws of Bermuda and contributed assets to capitalize Investco, and provided a subsequent transfer of securities.

AIIC . was liquidated, with its remaining assets and liabilities distributed to AIIG.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

3.	ACCOUNTING POLICIES (cont’d)

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

Unpaid losses and loss adjustment expenses

The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.’s historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by a consulting actuary. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual development and are modified if necessary.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

3.	ACCOUNTING POLICIES (cont’d)

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

Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AMIG Ltd.’s accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

3.	ACCOUNTING POLICIES (cont’d)

Accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 became effective in the first quarter of fiscal 2001 and does not have a material impact on the Company’s financial position or results of operations as of December 31, 2002.

4.	PLEDGED ASSETS

Pursuant to the reinsurance agreements described in Note 1, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2002 and 2001, $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 2002 and 2001, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $358,538 and $3,055,536, respectively. Additionally, at December 31, 2002 and 2001, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with investments with a carrying value of $17,919,996 and $16,742,314 respectively.

5.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments by major security type, and equity securities at December 31, 2002 and 2001 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002

Fixed maturity investments:
Obligations of states and political subdivisions	$7,954,915	$502,108	$(13,677)	$8,443,346
Corporate debt securities	3,190,040	13,993	(68,995)	3,135,038
Mortgage-backed securities	19,282,521	1,054,372	(9,473)	20,327,420

Total fixed maturity investments	30,427,476	1,570,473	(92,145)	31,905,804
Equity securities	12,509,570	2,209,636	(357,704)	14,361,502

Total investments	$42,937,046	$3,780,109	$(449,849)	$46,267,306

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

5.	INVESTMENTS (cont’d)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001

Fixed maturity investments:
Obligations of states and political subdivisions	$9,341,931	$296,378	$(73,685)	$9,564,624
Corporate debt securities	2,017,420	32,185	—	2,049,605
Mortgage-backed securities	17,170,492	748,088	(3,570)	17,915,010

Total fixed maturity investments	28,529,843	1,076,651	(77,255)	29,529,239
Equity securities	13,972,736	3,507,034	(923,576)	16,556,194

Total investments	$42,502,579	$4,583,685	$(1,000,831)	$46,085,433

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$527,198	$539,405
Due after one year through five years	6,306,458	6,509,437
Due after five years through ten years	3,201,299	3,312,414
Due after ten years	1,110,000	1,217,128

Subtotal	11,144,955	11,578,384

Mortgage-backed securities	19,282,521	20,327,420

Total	$30,427,476	$31,905,804

Information on sales and maturities of investments are as follows:

	2002	2001	2000
Total proceeds	$28,946,287	$19,580,660	$44,970,615
Gross gains	1,182,992	1,789,884	868,521
Gross losses	669,290	803,462	1,037,340

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

5.	INVESTMENTS (cont’d)

Major categories of net interest and dividend income, and net realized capital gains (losses) on sales of investments are summarized as follows:

	2002	2001	2000
Interest earned:
Fixed maturity investments	$1,828,710	$2,084,461	$2,072,196
Short term investments and cash and cash equivalents	58,584	40,556	64,342
Dividends earned	175,414	166,875	134,341
Investment expenses	(174,930)	(170,350)	(126,500)

Net investment income	$1,887,778	$2,121,542	$2,144,379

Net realized capital gains (losses) on sales of investments:
Fixed maturity investments	327,555	22,468	(108,894)
Equity securities	186,147	963,954	(59,925)
Realized loss on other than temporary impairment	$(1,518,887)	—	—

Net realized capital gains (losses)	$(1,005,185)	986,422	(168,819)

6.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2002 and 2001 are as follows:

	Gross Liability	2002 Reinsurance Receivable	Net Liability	Gross Liability	2001 Reinsurance Receivable	Net Liability
Case basis estimates	$5,643,222	$(151,000)	$5,492,222	$4,648,083	$(151,000)	$4,497,083
IBNR	24,835,621	(523,223)	24,312,398	24,594,542	(523,223)	24,071,319

Totals	$30,478,843	$(674,223)	$29,804,620	$29,242,625	$(674,223)	$28,568,402

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

6.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (cont’d)

Unpaid losses and loss adjustment expense activity is as follows:

	2002	2001	2000
Liability net of reinsurance balances recoverable	$28,568,402	$27,028,862	$24,362,806

Incurred related to:
Current year	6,045,411	6,088,398	6,231,210
Prior years	(577,001)	(22,742)	—

Total incurred	5,468,410	6,065,656	6,231,210

Paid related to:
Current year	(138,324)	(168,017)	(116,871)
Prior years	(4,093,868)	(4,358,099)	(3,448,283)

Total paid	(4,232,192)	(4,526,116)	(3,565,154)

Liability net of reinsurance balances recoverable	$29,804,620	$28,568,402	$27,028,862

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $577,001 in 2002, $22,742 and $0 in 2001 and 2000, respectively. The 2002 decrease related mainly to positive loss development in the fiscal years 1988 to 1999. The 2001 decrease related mainly to positive loss development in the fiscal years 1988 to 1996.

7.	NET PREMIUMS EARNED

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

	2002		2001		2000
	Written	Earned	Written	Earned	Written	Earned
Assumed	$6,938,801	$6,715,830	$6,738,231	$6,400,322	$6,276,434	$6,544,342
Retroceded	59,577	59,577	—	—	—	—

Net premiums	$6,998,378	$6,775,407	$6,738,231	$6,400,322	$6,276,434	$6,544,342

Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional reductions to retroceded premiums recorded of $59,577, $0 and $0 during 2002, 2001 and 2000, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

8.	OPERATING AND MANAGEMENT EXPENSES

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Offshore Management, Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of the AMIG Ltd.’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party within a period not exceeding ninety days and no less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $212,192 in 2002, $167,558 in 2001 and $188,950 in 2000.

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

The components of the provision for income tax are as follows:

	2002	2001	2000
Federal income tax
Current tax (benefit)	$—	$—	$(4,406)
Deferred tax (benefit)	—	—	—

Total federal income tax	—	—	(4,406)
State income tax (benefit)	—	—	—

Provision for income tax	$—	$—	$(4,406)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(expressed in U.S. dollars)

9.	INCOME TAX (cont’d)

Reconciliation of income tax at the federal statutory rate to the Company’s provision for income tax is as follows:

	2002	2001	2000
Income tax at federal statutory rate	$—	$—	$—
Effect of tax exempt investment income	—	—	—
State income taxes	—	—	—
Gain on portfolio transfer	—	—	—
Net operating loss carryforward	—	—	—
Other	—	—	(4,406)

Total	$—	$—	$(4,406)

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

10.	DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2002 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($34,497,827), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2002, $17,716,736 was available to stockholders.

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2002 and 2001 these requirements have been met. The minimum required statutory capital and surplus was $4,571,826 and $4,344,963 and actual statutory capital and surplus was $16,005,873 and $17,214,779 at December 31, 2002 and 2001. The minimum required level of liquid assets was $35,102,366 and $32,708,085 and actual liquid assets were $62,809,027 and $60,825,559 at December 31, 2002 and 2001, respectively.

11.	UNAUDITED QUARTERLY FINANCIAL DATA

2002	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$1,712,320	$1,585,148	$1,382,612	$2,095,327
Net investment income (loss)	434,073	500,007	599,778	353,920

Net realized gain (loss)	293,360	588,508	(129,060)	(1,757,993)

Total revenues	2,439,753	2,673,663	1,853,330	691,254

Income (loss) before income taxes	$170,063	$559,151	$(17,872)	$(1,452,902)

Net income (loss)	$170,063	$559,151	$(17,872)	$(1,452,902)

Basic and diluted net (loss) income per share	$0.55	$1.80	$(0.06)	$(4.69)

2001	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$1,654,406	$1,501,212	$1,600,860	$1,643,844
Investment income (loss)	771,389	694,484	603,810	1,038,281

Total revenues	2,425,795	2,195,696	2,204,670	2,682,125

Income (loss) before income taxes	$97,167	$(69,423)	$97,759	$625,589

Net income (loss)	$97,167	$(69,423)	$97,759	$625,589

Basic and diluted net (loss) income per share	$0.31	$(0.22)	$0.31	$1.97

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2002 and for the years then ended and have issued our report thereon dated March 21, 2003; such financial statements and report are included on page 17 of this Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index on page 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda

March 21, 2003

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2002

Type of investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet
Fixed maturity investments:
Bonds:
United States Government and Agencies and authorities	$19,282,522	$20,327,420	$20,327,420
States, municipalities and political subdivisions	7,954,915	8,443,346	8,443,346
All other corporate bonds	3,190,039	3,135,038	3,135,038

Total fixed maturities	30,427,476	31,905,804	31,905,804

Equities:
Common stocks:
Bank, trust and insurance companies	1,668,235	1,205,526	1,205,526
Industrial, miscellaneous and all other	10,841,335	13,155,976	13,155,976

Total equities securities	12,509,570	14,361,502	14,361,502

Total investments	$42,937,046	$46,267,306	$46,267,306

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

AMERINST INSURANCE GROUP, LTD.

REINSURANCE—SCHEDULE IV

Year Ended	Column A	Column B	Column C	Column D	Column E	Column F
	Line of Business	Gross Premium Written	Ceded to Other Companies	Assumed Premiums Written	Net Premiums Written	% Assumed To Net Premiums Written
12/31/02	Professional Liability	—	59,577	6,065,656	6,998,378	99.1%
12/31/01	Professional Liability	—	—	6,738,231	6,738,231	100.0%
12/31/00	Professional Liability	—	—	6,276,434	6,276,434	100.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 3, 2004	AMERINST INSURANCE GROUP, LTD.
	By:	/s/ Stuart H. Grayston
Stuart H. Grayston, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Stuart H. Grayston	President and Director (Principal Executive Officer)	February 3, 2004
Stuart H. Grayston

/s/ Murray Nicol	Vice-President, Treasurer and Director (Principal Financial and Accounting Officer)	February 3, 2004
Murray Nicol

/s/ Ronald S. Katch	Director and Chairman of the Board	February 3, 2004
Ronald S. Katch

/s/ Jerome A. Harris	Director and Vice-Chairman of the Board	February 3, 2004
Jerome A. Harris

/s/ David N. Thompson	Director	February 3, 2004
David N. Thompson

/s/ John T. Schiffman	Director	February 3, 2004
John T. Schiffman

/s/ Irvin F. Diamond	Director	February 3, 2004
Irvin F. Diamond

/s/ Jeffry I. Gillman	Director	February 3, 2004
Jeffry I. Gillman

/s/ Jerrell A. Atkinson	Director	February 3, 2004
Jerrell A. Atkinson

INDEX TO EXHIBITS

YEAR ENDED DECEMBER 31, 2002

Exhibit Number	Description
3(i)	Memorandum of Association of the Company (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July 1, 1998 (10) Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (filed herewith)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1

10.9	Exchange Agreement between the Company and AMIG Ltd., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between AIC Ltd. and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16	Value Plan Reinsurance Treaty between AIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

21	Subsidiaries of the Registrant (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with AMIG LTD.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.