Form 10-K
period 2003-12-31
AMERINST INSURANCE GROUP LTD
filed 2004-03-30
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group of Bermuda, Limited, Windsor Place, 18 Queen Street, 2nd Floor PO Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 296-3973

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, PAR VALUE $1.00 PER SHARE

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒.

As of March 5, 2004, the registrant had 300,523 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $17,585,882 based on book value as of December 31, 2002.

Documents Incorporated by Reference

(Specific pages are incorporated as indicated under the Applicable Item herein):

Incorporated By Reference In Part No.
The Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 3, 2004	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2003

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to portions of the Company’s definitive 2004 Annual General Meeting Proxy Statement to be filed within 120 days after the end of year covered by this Annual Report Form 10-K, pursuant to Regulation 14A.

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “we” or “us”. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd. AmerInst was formed under the laws of Bermuda on July 16, 1998. Our principal offices are located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HM GX, Bermuda. On December 2, 1999, AmerInst Insurance Group, Ltd. and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation, consummated an exchange transaction pursuant to an Exchange Agreement, in which AmerInst Insurance Group, Inc. transferred all of its assets and liabilities to AmerInst in exchange for newly issued common shares of AmerInst. AmerInst Insurance Group, Inc. was then liquidated and its shareholders received, on a share-for-share basis, the newly issued common shares of AmerInst.

Our primary purpose is to maintain, for the benefit of accounting firms which are shareholders of AmerInst, an insurance company which over time is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., was to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 24,000 accounting firms are insured under this plan. In 2003, we reinsured insurance written for attorneys’ professional liability. We terminated this program on December 31, 2003 because the ceding company advised that the treaty was oversubscribed by other reinsurers. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

The purpose of the formation and operation of AmerInst and its wholly owned subsidiaries, AmerInst Mezco, Ltd., AmerInst Insurance Company, Ltd. and AmerInst Investment Company, Ltd. was to restructure our operations and change our domicile from Delaware to Bermuda. The change of domicile and the related restructuring permitted us to reorganize our business activities to take maximum advantage of legal, financing and tax environments. There were several factors that contributed to the decision to carry out the restructuring and the change in domicile including, among others, (i) our enhanced ability to fund our program under which we generally purchase shares of shareholders who die or retire from the practice of accounting, generally at 75% of book value as of the end of the preceding year, (ii) the substantial elimination of double income taxation and (iii) Bermuda’s standing as a major reinsurance and financial center.

Our reinsurance activity depends upon agreements with outside parties. From the inception of our predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies, was the primary insurer for the AICPA plan. In 1988 our wholly-owned subsidiary provided reinsurance to Crum and Forster, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., provided reinsurance to Crum and Forster and retroceded a portion to us such that we assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the AICPA program. In August 1993, the AICPA plan endorsed the CNA Insurance Group as its insurance carrier, replacing Crum and Forster as the primary insurer. We then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

We entered into excess of loss retrocession agreements to limit our retained risk on any one claim underwritten by Crum and Forster to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums ceded by the Company are adjustable within a specified range based on actual experience under each contract. Retrocession transactions do not relieve us from our obligation to the ceding companies.

Third-party Managers and Service Providers

USA Risk Group of Bermuda Ltd. (formerly known as USA Offshore Management, Ltd.) provides the day-to-day services necessary for the administration of our business. Prior to our change of domicile, these services were provided by USA Risk Group, an affiliate of USA Risk Group of Bermuda, Ltd. through USA Risk Group of Vermont, Inc. (formerly known as Vermont Insurance Management, Inc.).

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P., Harris Alternatives Investment Group, and Northeast Investment Management, Inc. provide discretionary investment advice with respect to our equity investments.

We have retained Milliman USA (formerly known as Milliman & Robertson, Inc.), an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

We have retained the law firms of Bell Boyd & Lloyd, Schuyler, Roche & Zwirner and Conyers, Dill & Pearman to render advice on legal matters.

We have retained Deloitte & Touche as our independent auditor to audit our financial statements. Prior to our change of domicile, Johnson Lambert & Co. served as our independent auditor.

We have retained Butterfield Corporate Services effective January 1, 2001 to provide share transfer agent and share registry services. Prior to January 1, 2001 Computershare, Inc provided these services.

Professional Liability Coverage

The form of professional liability policy issued by Crum and Forster or CNA which we ultimately reinsure is a Professional Liability Company Indemnity Policy form.

The coverage provided under this policy is on a “claims made” basis, which means the policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the policy, which indemnifies for losses caused by acts, errors or omissions in the insured’s performance of professional accounting services for others, is in three parts:

Clause A indemnifies the accounting firm insured and, unless excluded by endorsements, any predecessor firms;

Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured;

Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by us) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits under its “value plan.” Insureds under the value plan have separate limits for losses and defense costs. There are a few States in which defense costs may not be included within the policy limit. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, those policies will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

Effective January 1, 2003, we entered into a 15% quota share participation of the lawyer professional liability coverage provided by Professionals Direct. This participation terminated on December 31, 2003.

Competition

The AICPA plan’s current major competition comes from three large, established insurance companies, including Coregis Group, Inc. (formerly the plan’s carrier, and formerly known as Crum and Forster Managers Corporation). A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the AICPA plan, and may provide different terms of coverage. The AICPA plan’s principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhances its capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

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

AmerInst through its wholly-owned subsidiary, AmerInst Insurance Company, Ltd., is subject to regulation under the insurance laws of Bermuda, where they are domiciled.

Bermuda Regulation

AmerInst Insurance Company, as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act 1978, as amended and related regulations, which provide that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Insurance Act by the Supervisor of Insurance. In deciding whether to grant registration, the Supervisor of Insurance has discretion to act as he thinks fit in the public interest. The Supervisor of Insurance is required by the Insurance Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Supervisor of Insurance may impose conditions relating to the writing of certain types of insurance.

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited financial statements and maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of a Bermuda insurer, each of which must certify each year that the insurer meets the solvency and capital requirements of the Insurance Act. Furthermore, the Supervisor of Insurance is granted powers to supervise investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

An insurer’s registration may be canceled by the Supervisor of Insurance on grounds specified in the Insurance Act, including the failure of the insurer to comply with the obligations of the Insurance Act or if, in the opinion of the Supervisor of Insurance after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Every registered insurer must appoint an independent auditor approved by the Supervisor of Insurance. That auditor must annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the Supervisor of Insurance. The approved auditor may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.

An insurer must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act 1981, as amended, of Bermuda.

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AmerInst Insurance Company is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Supervisor of Insurance a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the Supervisor of Insurance from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the Supervisor of Insurance from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the Supervisor of Insurance that there is a risk of an insurance company becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor of Insurance may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit.

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor of Insurance, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, our holding in our investment subsidiary, AmerInst Investment Company, requires the specific approval of the Supervisor of Insurance, which we have received.

The Supervisor of Insurance may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Supervisor of Insurance believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Supervisor of Insurance may direct an insurer to produce documents or information in relation to matters connected with the insurer’s business.

If it appears to the Supervisor of Insurance that there is a risk of an insurer becoming insolvent or, if the insurer is in breach of the Insurance Act or the regulations or of any condition imposed on its regulation as an insurer, the Supervisor of Insurance may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, our principal office is located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HMGX, Bermuda. The principal representative is USA Risk Group of Bermuda Ltd. An insurer may only terminate the appointment of its principal representative with a reason acceptable to the Supervisor of Insurance, and the principal representative may not cease to act as such, unless the Supervisor of Insurance is given 30 days’ notice in writing of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an “event” has occurred, to make a report in writing to the Supervisor of Insurance setting out all the particulars of the case that are available to him. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor of Insurance relating to a solvency margin or liquidity or other ratio.

Our business is conducted from offices in Hamilton, Bermuda. That business includes the business previously conducted by our predecessor. We conduct investment business, directly and through AmerInst Insurance Company, through investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AmerInst Insurance Company negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees and salaries; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of redemptions of our shares and shares of our subsidiaries. We do not maintain an office or place of business in the United States.

AmerInst Insurance Company’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance laws. Under the Companies Act, that subsidiary was prohibited from declaring or paying a dividend at December 31, 2003 if such payment would reduce the realizable value of its assets ($63,356,117) to an amount less than the aggregate value of its liabilities ($46,337,414) issued share capital ($120,000) and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2003, $11,018,722 was available for the payment of dividends to shareholders.

Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, including its subsidiary, AmerInst Investment Company, to us is limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company maintain minimum levels of solvency and liquidity. For the years ended December 31, 2003 and 2002 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2003	$4,478,785	$15,755,781	$34,753,061	$62,099,923
December 31, 2002	$4,669,163	$16,005,873	$34,365,186	$61,826,121

Customers

Our only source of income, other than our investment portfolio, is our reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

We have no employees. Our operating activities, as well as certain management functions, are performed by USA Risk Group of Bermuda, Ltd. under the direction of our board of directors pursuant to a contract. This contract may be terminated by either party on not more than 90 and not less than 60 days prior written notice.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements, and Note 5 to our Consolidated Financial Statements.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read any document we file with the Commission at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10 % or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Nominating Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o USA Risk Group of Bermuda Limited, Windsor Place, 18 Queen Street, 2nd Floor, P O Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

Item 2. Properties

We do not own or lease any plants, mines or physical properties.

Item 3. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our common shares. Our Bye-Laws provide that all transfers of our common shares must be approved by our Board of Directors or a committee of the Board. Our Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for share ownership contained in our Share Ownership Policy.

Notwithstanding the absence of a public market for our common shares, we have a policy of having AmerInst Investment Company, which holds our investment portfolio, redeem shares owned by our shareholders who have retired from the practice of accounting or have died. We are generally prepared to redeem those shares at a price equal to 75% of net book value as of the preceding fiscal year end.

On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 of our shares by AmerInst Insurance Company. Such purchases are made through privately negotiated transactions and are in addition to the practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for AmerInst Investment Company to purchase common shares from individuals who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis without limit. Through March 5, 2004, we had purchased in negotiated transactions 17,228 common shares for a purchase price of $550,761. In addition, through that date, we had purchased 14,000 common shares from individuals who had died or retired for a purchase price of $617,265.

As of March 5, 2004, there were 2,406 holders of record of our common shares. On August 28, 1995, our Board of Directors adopted a dividend policy to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2003, 2002 and 2001, we paid cash dividends of $788,681, $803,430 and $821,556, respectively, representing four quarterly payments of $0.65 per share in each year. As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we declared a special dividend of $10.50 per share ($3.5 million in the aggregate) in December 2003, which was paid in January 2004. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AmerInst Insurance Company is prohibited from declaring or paying any dividend if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts.

Item 6. Selected Financial Data

The following summary sets forth selected financial data with respect to us for the five fiscal years ended December 31, 2003. The balance sheet and income statement data have been derived from our consolidated financial statements which have been audited by Deloitte & Touche, our independent auditors. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report. The information for the period prior to December 2, 1999 is with respect to our Delaware predecessor and its subsidiaries.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data	2003	2002	2001	2000	1999
Premiums Earned	$8,392,172	$6,775,407	$6,400,322	$6,544,342	$6,388,323
Net Investment Income	1,495,371	1,887,778	2,121,542	2,144,379	2,163,178
Net Realized Gain (Loss)	933,995	(1,005,185)	986,422	(168,819)	532,954

Total Revenue	$10,821,538	$7,658,000	$9,508,286	$8,519,902	$9,084,455

Net Income (Loss)	$4,770,148	$(741,560)	$751,092	$(648,013)	$(1,438,024)

Basic Earnings (Loss) Per Share	$15.73	$(2.40)	$2.37	$(1.98)	$(4.33)

Cash dividends declared per common share	$13.10	$2.60	$2.60	$2.60	$2.60

Balance Sheet Data	2003	2002	2001	2000	1999
Investments	$52,437,053	$46,267,306	$46,085,433	$45,827,405	$39,281,257
Other Assets	4,561,581	5,947,257	6,759,060	4,903,333	8,021,904

Total Assets	$56,998,634	$52,214,563	$52,844,493	$50,730,738	$47,303,161

Liability for Losses and Loss
Adjustment Expenses	$28,726,634	$30,478,843	$29,242,625	$27,703,085	$25,037,029
Unearned Premiums	3,861,784	3,350,380	3,127,409	2,789,499	3,057,408
Other Liabilities	3,703,932	668,604	747,240	1,263,002	598,905

Total Liabilities	36,292,350	34,497,827	33,117,274	31,755,586	28,693,342
Stockholders’ Equity	20,706,284	17,716,736	19,727,219	18,975,152	18,609,819

Total Liabilities and Stockholders’ Equity	$56,998,634	$52,214,563	$52,844,493	$50,730,738	$47,303,161

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents our financial condition and results of operation for the periods and as of the dates indicated

Business Overview

We are an insurance company owned by approximately 2,400 accounting firms and persons associated with accounting firms. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our primary mission is to exert a stabilizing influence on the design, pricing and availability of professional liability insurance for the benefit of our shareholders; to reduce the likelihood of a hard market. We have sufficient capital, licenses and registrations to step into a hard market and act as a direct issuer of accountants’ professional liability insurance policies.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms in all 50 states of the United States. These firms are a broad cross section of firms other than the four largest firms.

Recently, in light of our increased capital and in an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. In 2003 we provided reinsurance of attorneys’ professional liability policies provided by Professional Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of the year. However, we will continue to look for other ways to expand our business to include other lines of coverage, which may include attorneys’ professional liability coverage.

We are a holding company based in Bermuda. We conduct our reinsurance business through, AmerInst Insurance Company, our subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by AmerInst Investment Company, which is a subsidiary of AmerInst Insurance Company. In 1999 we changed our domicile from Delaware to Bermuda in a registered share exchange transaction.

Our results of operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 are discussed below. Results in 2003 were significantly impacted by the reduction of $5.0 million in our loss reserves as a result of our actuaries gaining better information from the primary carrier with respect to its experience under the AICPA plan.

We operate our business with no long-term debt, no capital or operating lease obligations, no purchase obligations, no other long-term liabilities and no off-balance sheet arrangements required to be disclosed under applicable rules of the Securities and Exchange Commission. Therefore, we are not required to present disclosure under the headings “Off-Balance Sheet Arrangements” and “Contractual Commitments” required from companies with more complex capital structures. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Loss and Loss adjustment Expenses,” the amount that we reserve is based on actuarial estimates. Based on data received from the ceding company (the insurance company whose policies we reinsure) our independent actuary produces a range of estimates with a “low”, “middle” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2003 the actuarially determined net liability for loss and loss adjustment expense reserves low estimate was $13.1 million, the high estimate was $30.1 million, and the middle estimate was $18.8 million. We selected reserves of $28.7 million, which is near the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve at the higher end of the actuarial estimates. However, in recognition of the fact that, as more historical information becomes available, losses will become more predictable, management has implemented a transition plan to bring our loss reserves for a policy year to the actuary’s middle estimate over the five succeeding years.

Results of Operations

Our net income increased to $4,770,148 in 2003, compared to a net loss of $741,560 in 2002. Our net income was $751,092 in 2001.

The increase in 2003 net income was primarily due to the reduction of $5.0 million in our loss reserves. Due to the uncertainty inherent in the business written, we have always adopted a very conservative policy concerning our loss reserving. In the last year, our actuary was able to obtain additional information which included breaking out loss development on CNA’s non-value, or “premier,” and “value” plans which we reinsure. Our actuary determined in the course of its analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was reasonable to reduce the prior year loss reserves by $5.0 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our loss reserving philosophy. The Company will continue to review loss reserves in the fourth quarter of each year and, based on the actuarial projections, determine whether any amounts may be released to income. At this time the Company can not predict whether it will be able to reduce loss reserves further.

Net premiums earned increased by 23.9% in 2003 to $8,392,172 from $6,775,407 in 2002. Net premiums earned for 2002 increased by 5.9% from $6,400,322 in 2001. The increases in net premiums earned during 2003 was primarily attributable to an increase in the number of AICPA insureds and rate increases under the current AICPA Professional Liability Plan treaty compared to the same period in 2002 and due to premiums written for the attorneys’ professional liability business in the year ended December 31, 2003.

The increase in net premium earned in 2003 was due to higher net premium written, which increased by 27.2% to $8,903,576 from $6,998,378 in 2002. The increase in net premiums written was primarily attributable to an increase in the number of insureds and rate increases under the current AICPA Professional Liability Plan treaty, compared to 2002. A portion of the $1,905,198 increase in premiums written was due to the $265,265 in premiums written for the attorneys’ professional liability business in the year ended December 31, 2003. Our relationship with the attorneys’ professional liability carrier was terminated on December 31, 2003 because the ceding company advised that the treaty was oversubscribed by other reinsurers. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Net premiums written in 2002 increased by 3.9% from $6,738,231 in 2001. The increase in net premium written during 2002 was attributable to an increase in the number of insureds and rate increases under the AICPA Professional Liability Plan.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income decreased $392,407 or 20.8% in 2003 to $1,495,371 from $1,887,778 in 2002. Due to the possibility of improved interest rates, we maintained a higher concentration in shorter maturity fixed income securities in 2003 than in 2002. Net investment income in 2002 decreased by $233,764, or 11.0% from the $2,121,542 reported in 2001. The decrease in 2002 was due to volatile market conditions and a general decrease in interest rates.

Net realized gains and losses increased $1,939,180 in 2003 to a gain of $933,995 from a loss of $1,005,185 in 2002. Net realized gains and losses in 2002 decreased by $1,991,607 from a $986,422 gain in 2001.

Invested assets including investments and cash equivalents increased by $5,190,244 or 10.5% to $54,617,095 in 2003 compared to $49,426,851 in 2002. 2002 invested assets increased by 1.0% from $48,941,214 in 2001. Investment yield including net realized gains and losses in 2003 was 4.7% as compared to 1.8% in 2002 and 6.4% in 2001. Excluding realized gains and losses, the yield was 2.9% in 2003, 3.8% in 2002 and 4.4% in 2001. The decrease in investment yield excluding realized gains and losses from 2002 to 2003 and from 2001 to 2002 was primarily due to a general decrease in the yields for fixed term investments over the last three years.

Unrealized gain on investments was $6,039,616 at December 31, 2003 compared to $3,330,260 at December 31, 2002. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 85% increase in unrealized gain on investments was due primarily to movement in the company’s equity portfolio. Unrealized gain on investments was $3,582,854 at December 31, 2001. Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2003 and 2002 is as follows:

	2003	2002
U.S. Treasury notes	0%	0%
Mortgage backed securities	41	44
Corporate debt securities	5	7
Obligations of state and political subdivisions	17	18
Equity securities	37	31

	100%	100%

Our Company’s fixed income, equity and hedge fund portfolios are invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. Our Company engages professional advisors to manage day to day investment matters under the oversight of the Investment Committee.

Our fixed income portfolio is managed with the target objectives of achieving an annualized rate of return for the trailing 5-year period of 250 basis points over the Consumer Price Index, and total returns commensurate with Merrill Lynch’s U.S. Domestic Index. Our overall portfolio is required to have at least an “A” S&P rating, an “A2” Moody’s rating or an equivalent rating from comparable rating agencies.

Our equity portfolios are managed with the target objectives of achieving an annualized rate of return over a trailing 3-year to 5-year period of 400 basis points over the Consumer Price Index, total returns at least equal to representative benchmarks such as the various S&P indices, and a ranking in the top half of the universe of other actively managed equity funds with similar objectives and risk profiles.

Our hedge fund portfolio is managed to reduce overall portfolio risk. It is required to invest over all major strategies and is limited to 10% of the total equity portfolio. At December 31, 2003 our hedge fund portfolio was less than 5% of our total equity portfolio.

Our losses and loss adjustment expenses decreased by 54.2% to $2,502,884 in 2003 from $5,468,410 in 2002, and for 2002 decreased by 9.8% from $6,065,656 in 2001. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of approximately $5,016,302 in 2003, $577,001 in 2002 and $22,742 in 2001. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 29.8% in 2003, 80.7% in 2002 and 94.8% in 2001. Our losses and loss adjustment expenses in 2003, before the favorable development of prior years’ estimates of losses and loss adjustment expenses was $7,519,188. Our loss ratio absent this factor would have been 89.6%. The reason for the favorable development of prior years’ estimates is discussed in more detail below under the caption “Losses and Loss Adjustment Expenses.” As noted above, the decrease in losses and loss adjustment expenses as a result of favorable development of prior years’ estimates of losses and loss adjustment expenses was the primary reason for our substantial increase in net income in 2003.

Policy acquisition costs of $2,446,978 were expensed in 2003 compared to $1,983,400 in 2002, an increase of 23.4%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Policy acquisition costs expensed in 2002 reflected an increase of 4.9% from $1,891,474 in 2001. Such costs as a percentage of premiums earned (excluding the effects of increases to retrocession premiums) were 29.2% in 2003, 29.5% in 2002 and 29.6% in 2001.

Operating and management expenses increased by 16.2% in 2003 to $1,101,528 from $947,750 in 2002. The primary reason for this increase was increased legal fees for investigation of ways in which we may be able to expand our business, increased costs of SEC compliance and our response to a shareholder’s offer to acquire the Company. The offer was made in August 2003 and was to purchase all AmerInst’s shares for 75% of book value, subject to certain adjustments. Our board rejected this proposal as an inadequate price for control of AmerInst and inconsistent with our mission. Operating and management expenses for 2002 increased by 18.5% from $800,064 in 2001 due to increased legal fees for SEC compliance in 2002. Also due to the events of September 11th, 2001, there was one less meeting of our Board of Directors resulting in a reduction in Director’s fees and travel expenses in 2001.

Effective December 2, 1999, the date we changed our domicile to Bermuda, we ceased to pay corporate income taxes, which meant the Company’s deferred tax asset could not be utilized. We reported a tax loss for the period ended December 2, 1999, which resulted in a tax benefit. This amount was received in 2002.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaty and funding day-to-day operations. Our management expects to be able to meet these needs from premiums received and cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we have sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing.

As of December 31, 2003, total invested assets amounted to $52,437,053, an increase of $6,169,747 or 13.3% from $46,267,306 at December 31, 2002. Cash balances decreased from $3,159,545 at December 31, 2002 to $2,180,042 at December 31, 2003. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. Our liability for unpaid losses and loss adjustment expenses at December 31, 2003 was $28,726,634. We maintain fixed income securities and cash balances sufficient to meet the unpaid loss and loss adjustment expense amount.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $570,309 at December 31, 2003 and $514,992 at December 31, 2002. This balance fluctuates due to the timing of renewal premiums written.

Reinsurance balances recoverable represent our estimate of losses to be reimbursed by our reinsurer from future loss payments. We entered into excess of loss retrocession agreements to limit our retained risk on any one claim underwritten by Coregis Group, Inc. (formerly Crum and Forster Managers Corporation), to $50,000 in 1989 and 1990 and $62,500 in 1991 through mid-1993, subject to specified maximum recoveries for each contract year. Retrocession premiums which we have ceded are adjustable within a specified range based on actual experience under each contract. Amounts recoverable from the reinsurers pursuant to retrocession agreements have been estimated using actuarial assumptions consistent with those used in establishing the liability for unpaid losses and loss adjustment expenses. As part of the actuarial review for 2003, we estimated that no further recoveries would be recoverable, and as a result the prior year balance was written off. The balance at December 31, 2002 was $674,223.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys liability program written in 2003.

Prepaid expenses and other assets were $158,863 at December 31, 2003, an increase of 16.7% from 2002. These expenses relate to the directors and officers’ liability insurance policy, director fees and management fees.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 2002 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for Professionals Direct was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 17% increase over 2002 was due to the increase in gross premiums written by the Company.

During 2003, 2002 and 2001, the Board of Directors declared quarterly dividends payable on March 15, June 15, September 15 and December 15, 2003 of $0.65 per share. The fourth quarter 2003 dividend was our thirty-fourth consecutive quarterly dividend of $0.65 per share.

Based in part upon the analysis that resulted in the $5.0 million reduction in our loss reserves discussed above, our Board of Directors determined that we had capital in excess of that currently required. Therefore, on December 22, 2003, they declared a special dividend of $10.50 per share, ($3.5 million in the aggregate) to return a portion of our capital to our shareholders. The special dividend was paid January 15, 2004.

Total dividends declared were $4,272,067, $803,430 and $821,556, in 2003, 2002 and 2001, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions. We do not have any current plans to declare any more special dividends.

AmerInst Insurance Company’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance laws. Under the Companies Act, that subsidiary was prohibited from declaring or paying a dividend at December 31, 2003 if such payment would reduce the realizable value of its assets ($63,356,117) to an amount less than the aggregate value of its liabilities ($46,337,414) issued share capital ($120,000) and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2003, $11,018,722 was available for the payment of dividends to shareholders.

Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, including its subsidiary, AmerInst Investment Company, to us is limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company maintain minimum levels of solvency and liquidity. For the years ended December 31, 2003 and 2002 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2003	$4,478,785	$15,755,781	$34,753,061	$62,099,923
December 31, 2002	$4,669,163	$16,005,873	$34,365,186	$61,826,121

On September 8, 2000, the Bermuda Monetary Authority authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for AmerInst Investment Company to purchase common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis without limit. Through March 5, 2004, we had purchased in negotiated transactions 17,228 common shares for a purchase price of $550,761. In addition, through that date, we had purchased 14,000 common shares from individuals who had died or retired for a purchase price of $617,265.

Losses and Loss Adjustment Expenses

The consolidated financial statements include our established liability for unpaid losses and loss adjustment expenses (“LAE”) for our insurance operations. LAE is determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate, and reflected in current financial reports.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified as necessary.

As is customary in the business, an actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year and the possible impact on our financial position. Unless a significant trend is evident during the year, our policy has been to make adjustments in the fourth quarter. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $5.0 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2003.

In 2003, for the first time, our actuary was able to analyze the loss and allocated loss adjustment expenses separately for CNA’s value plan and non-value plan policies. The analysis of this additional data, not previously available from the ceding company resulted in a decrease in the actuary’s estimate of ultimate loss and loss adjustment expenses. In addition, the actuary was able to obtain more detailed information concerning the distribution of policy limits purchased by insureds under the value plan. Using more detailed limits information also resulted in a decrease in ultimate loss and loss adjustment expenses. Detailed information for value plan policies was only available for treaty periods December 1, 1999 and after. Consequently, value plan experience for periods earlier than December 1, 1999 was included in the non-value plan analysis.

In preparing ultimate loss and allocated loss adjustment expenses, the Company’s actuary examined a variety of methods. The actuary applied traditional loss development and generalized “Cape Cod” methods separately to case incurred loss and allocated loss adjustment expense data and to paid loss and allocated loss adjustment expense data. As noted above, separate calculations were done for the value and non-value plans.

The traditional loss development method separately forecasts ultimate loss and allocated loss adjustment expense for each year on the basis of historical emergence patterns found in incurred and paid loss and allocated loss adjustment expense data. The claim count based Cape Cod method treats ultimate claim counts as the exposure base, and uses a claim severity index to reflect changes in expected losses per claim over time. In effect, the Cape Cod method combines a loss development approach (which forecasts future emergence of loss and allocated loss adjustment expense based on past emergence patterns) with an expected pure premium approach (which assumes that future expected emergence can be projected based on historical pure premiums). The claim severity index assumed a 5.0% claim severity trend, based on recent professional liability severity trend indications and judgment.

For all reported years, the selected ultimate loss and allocated loss adjustment expense was the average of the paid and incurred Cape Cod results.

For non-value plan and value plan business, many policies provide allocated loss adjustment expense coverage in addition to the standard $1 million per claim indemnity limit. The effect of a provision for allocated loss adjustment expense in addition to limits was estimated by performing a paid loss and allocated loss adjustment expense Bornhuetter-Ferguson (BF) calculation on the paid loss and allocated loss adjustment expense in addition to the limits. This is a change in methodology implemented for 2003. Previously, the actuary calculated an expected amount for the allocated loss adjustment expense in addition to limits loading. The change in methodology was made to begin to recognize the actual experience of allocated loss adjustment expense in addition to policies’ limits instead of selecting an expected amount. This change in methodology resulted in a decrease in the ultimate loss and allocated loss adjustment expense estimate. Based on the actuarial analysis, we believed it was reasonable to release loss reserves by $5.0 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our loss reserving philosophy.

The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. The actuary selected a 2.01% frequency provision and a $408,349 severity provision for allocated loss adjustment expense in addition to limits, based on historical allocated loss adjustment expense data from Coregis and CNA.

The projected allocated loss adjustment expense in addition to limits amounts were then added to projected ultimate losses and allocated loss adjustment expense derived from the historical data (which exclude allocated loss adjustment expense above the $1 million limit) to obtain the selected ultimate loss and allocated loss adjustment expense amounts including allocated loss adjustment expense in addition to limits.

Twice a year, the actuary has made recommendations of a range of ultimate loss estimate to our Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on this practice, the estimated loss ratio has been updated by the Board of Directors at least once each year.

However, in recognition of the fact that, as more historical information becomes available, losses will become more predictable, management has implemented a transition plan to bring our loss reserves for a policy year to the actuary’s middle estimate over the five succeeding years.

The attorneys’ professional liability coverage was a new program. There are no current incurred or paid losses. The relationship with the carrier of that insurance was terminated December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. An estimated ultimate loss and allocated loss adjustment expense ratio of 75% was selected for this business.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Gross Liability for Loss and LAE Reserves	$27,047	$25,335	$21,789	$20,300	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479	$28,727
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	4,764	4,071	3,160	2,020	1,040	876	674	674	674	674	—

Net Liability for Unpaid Losses and LAE reserves	$22,283	$21,264	$18,629	$18,280	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805	$28,727

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Losses Reestimated as of:
One Year Later	18,099	17,957	15,709	16,871	14,877	18,988	24,368	24,873	27,993	25,193	—
Two Years Later	15,064	15,042	14,301	10,157	13,592	18,993	20,602	24,297	23,514
Three Years Later	12,196	13,637	8,413	10,133	13,597	15,583	20,026	21,008
Four Years Later	10,813	9,318	8,524	10,138	12,953	15,007	17,724
Five Years Later	8,475	9,750	8,529	9,900	12,376	13,686
Six Years Later	9,004	9,750	8,789	9,824	11,633
Seven Years Later	9,004	9,895	8,724	9,890
Eight Years Later	9,119	9,956	9,092
Nine Years Later	9,163	10,313
Ten Years Later	9,443
Cumulative Redundancy (Deficiency)	12,840	10,951	9,537	8,390	8,130	7,156	6,639	6,021	5,055	4,612
Cumulative Amount Paid Through:
One Year Later	1,538	3,998	2,883	3,027	3,566	3,024	3,302	4,340	3,851	3,697	—
Two Years Later	5,102	6,458	4,960	5,570	5,524	5,584	6,726	7,073	6,600
Three Years Later	6,737	7,701	6,255	6,455	6,913	7,621	8,592	8,904
Four Years Later	7,629	8,530	6,817	7,050	8,010	8,405	9,747
Five Years Later	8,161	8,893	7,046	7,445	8,267	9,105
Six Years Later	8,354	8,981	7,283	7,636	8,795
Seven Years Later	8,493	9,155	7,357	8,151
Eight Years Later	8,618	9,207	7,864
Nine Years Later	8,658	9,460
Ten Years Later	8,853

The above table of losses reestimated has been prepared on a net basis - i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up, as required under FAS 113. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 1993 through 2003 as of year-end 2003. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $9,537,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1995 year end liability was originally $18,629,000. As of December 31, 2003, we had paid $7,864,000 of the currently estimated $9,092,000 of losses and LAE that had been incurred for 1995 and prior years through the end of 2003; thus an estimated $1,228,000 in losses incurred through 1995 remain unpaid as of the current financial statement date.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed under Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

We have no long-term debt, no capital or operating lease obligations, no purchase obligations, and no other long-term liabilities, contingent liabilities or other contractual obligations or commitments required to be disclosed under Item 303(a)(5) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed maturity investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period that the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. Our exposure to market risk is generally limited to potential losses arising from changes in the level of interest rates or market values of fixed term holdings and changes in the market values of equity securities. We do not hold or issue derivative financial instruments for either trading or hedging purposes.

a)	Interest Rate Risk

Interest rate risk results from our holdings in interest-rate-sensitive instruments. We are exposed to potential losses arising from changes in the level of interest rates on fixed rate instruments held. We are also exposed to credit spread risk resulting from possible changes in the issuer’s credit rating. To manage our exposure to interest rate risk we attempt to select investments with characteristics that match the characteristics of the related insurance liabilities. Additionally, we generally only invest in higher-grade interest bearing instruments.

b)	Foreign Exchange Risk

We only invest in U.S. dollar denominated financial instruments and do not have any exposure to foreign exchange risk.

c)	Equity Price Risk

Equity price risk arises from fluctuations in the value of securities held. We invest in equity securities in order to diversify our investment portfolio, which our management believes will assist us in achieving our goal of long-term growth of capital and surplus. Our management has adopted investment guidelines that set out rate of return and asset allocation targets, as well as degree of risk and equity investment restrictions to minimize exposure to material risk from changes in equity prices.

The table below provides information about our available for sale investments that are sensitive to change in interest rates at December 31, 2003.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$0	$0
Due after one year through five years	6,662,905	6,873,428
Due after five years through ten years	4,242,764	4,169,119
Due after ten years	600,000	645,131

Subtotal	11,505,669	11,687,678
Mortgage-backed securities	20,947,038	21,410,993

Total	$32,452,707	$33,098,671

Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2003 and 2002, and the related consolidated statements of operations and other comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Hamilton, Bermuda

March 17, 2004

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(expressed in U.S. dollars)

	2003	2002
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at market value (amortized cost $32,452,707 and $30,427,476)	$33,098,671	$31,905,804
Equity securities, at market value (cost $13,944,730 and $12,509,570)	19,338,382	14,361,502

TOTAL INVESTMENTS	52,437,053	46,267,306
Cash and cash equivalents	2,180,042	3,159,545
Assumed reinsurance premiums receivable	570,309	514,992
Reinsurance balances recoverable (Note 5)	—	674,223
Fund deposit with a reinsurer (Note 3)	137,328	108,000
Accrued investment income	396,173	399,435
Deferred policy acquisition costs	1,118,866	954,858
Prepaid expenses and other assets	158,863	136,204

TOTAL ASSETS	$56,998,634	$52,214,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses(Note 6)	$28,726,634	$30,478,843
Unearned premiums	3,861,784	3,350,380
Dividend payable	3,483,386	—
Accrued expenses and other liabilities	220,546	668,604

TOTAL LIABILITIES	36,292,350	34,497,827

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 500,000 shares authorized, 2003 and 2002: 331,751 shares issued and outstanding	331,751	331,751
Additional paid-in-capital	6,801,870	6,801,870
Retained earnings	8,701,072	8,202,991
Accumulated other comprehensive income	6,039,616	3,330,260
Treasury stock (31,228 and 25,615 shares) at cost	(1,168,025)	(950,136)

TOTAL STOCKHOLDERS’ EQUITY	20,706,284	17,716,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,998,634	$52,214,563

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2003, 2002, and 2001

(expressed in U.S. dollars)

	2003	2002	2001
REVENUES
Net premiums earned (Note 6)	$8,392,172	$6,775,407	$6,400,322
Net investment income (Note 4)	1,495,371	1,887,778	2,121,542
Net realized gain (loss) (Note 4)	933,995	(1,005,185)	986,422

TOTAL REVENUES	10,821,538	7,658,000	9,508,286

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	2,502,884	5,468,410	6,065,656
Policy acquisition costs	2,446,978	1,983,400	1,891,474
Operating and management expenses (Note 7)	1,101,528	947,750	800,064

TOTAL LOSSES AND EXPENSES	6,051,390	8,399,560	8,757,194

NET INCOME (LOSS)	4,770,148	(741,560)	751,092

OTHER COMPREHENSIVE INCOME (LOSS),
Net unrealized holding gain (loss) arising during the period	3,643,351	261,108	2,194,042
Reclassification adjustment for (gain) and losses included in net income (loss)	(933,995)	(513,702)	(986,422)

OTHER COMPREHENSIVE INCOME (LOSS)	2,709,356	(252,594)	1,207,620

COMPREHENSIVE INCOME (LOSS)	$7,479,504	$(994,154)	$1,958,712

BASIC EARNINGS (LOSS) PER SHARE	$15.73	$(2.40)	$2.37

Average common shares outstanding for the year	303,330	308,750	316,661

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2003, 2002 and 2001

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2000	$331,751	$6,801,870	$9,818,445	$2,375,234	$(352,148)	$18,975,152
Net income	—	—	751,092	—	—	751,092
Other comprehensive income,
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,207,620	—	1,207,620
Purchases of treasury stock	—	—	—	—	(385,089)	(385,089)
Dividends ($2.60 per share)	—	—	(821,556)	—	—	(821,556)

BALANCE AT DECEMBER 31, 2001	$331,751	$6,801,870	$9,747,981	$3,582,854	$(737,237)	$19,727,219

Net income (loss)	—	—	(741,560)	—	—	(741,560)
Other comprehensive income
Unrealized loss on securities, net of reclassification adjustment	—	—	—	(252,594)	—	(252,594)
Purchases of treasury stock	—	—	—	—	(212,899)	(212,899)
Dividends ($2.60 per share)	—	—	(803,430)	—	—	(803,430)

BALANCE AT DECEMBER 31, 2002	$331,751	$6,801,870	$8,202,991	$3,330,260	$(950,136)	$17,716,736

Net income	—	—	4,770,148	—	—	4,770,148
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,709,356	—	2,709,356
Purchase of treasury stock	—	—	—	—	(217,889)	(217,889)
Dividends ($13.10 per share)	—	—	(4,272,067)	—	—	(4,272,067)

BALANCE AT DECEMBER 31, 2003	$331,751	$6,801,870	$8,701,072	$6,039,616	$(1,168,025)	$20,706,284

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2003, 2002 and 2001

(expressed in U.S. dollars)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,770,148	$(741,560)	$751,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premiums on investments	(27,851)	(49,137)	69,135
Net realized (gains) losses on sale of investments	(933,995)	1,005,185	(986,422)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(55,317)	630,882	(1,030,618)
Reinsurance balances recoverable	674,223	—	—
Fund deposit with a reinsurer	(29,328)	—	—
Accrued investment income	3,262	49,351	11,499
Deferred policy acquisition costs	(164,008)	(63,547)	(96,304)
Federal income taxes receivable	—	504,658	24,771
Prepaid expenses and other assets	(22,659)	(5,777)	29,373
Liability for losses and loss adjustment expenses	(1,752,209)	1,236,218	1,539,540
Unearned premiums	511,404	222,971	337,910
Reinsurance balances payable	—	(174,833)	(131,696)
Accrued expenses and other liabilities	(448,058)	96,197	28,614
Due to broker	—	—	(412,680)

Net cash provided by operating activities	2,525,612	2,710,608	134,214

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(36,621,289)	(30,336,802)	(17,713,781)
Proceeds from sales and maturities of investments	34,122,744	28,946,287	19,580,660

Net cash provided by (used in) investing activities	(2,498,545)	(1,390,515)	1,866,879

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(788,681)	(803,430)	(821,556)
Purchases of treasury stock	(217,889)	(212,899)	(385,089)

Net cash used in financial activities	(1,006,570)	(1,016,329)	(1,206,645)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(979,503)	303,764	794,448
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,159,545	2,855,781	2,061,333

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,180,042	$3,159,545	$2,855,781

SUPPLEMENTAL DATA - Income taxes (received) paid	$—	$(504,658)	$24,771

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company Ltd. (AMIC Ltd.) and its predecessor, has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA - endorsed insurance program that provides accountants’ professional liability insurance coverage (AICPA Plan). In 1999, as part of the redomestication and restructuring, AMIC Ltd. assumed the rights and obligations of AIIC Inc. under the reinsurance agreements.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. From the inception of AmerInst Insurance Group, Inc. (“AIIG”), AMIG Ltd.’s predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies (collectively, “CGI”), was the primary insurer for the AICPA Plan. In 1988, AIIG’s wholly-owned subsidiary, AIIC Inc. provided reinsurance to CGI, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., (“VSC”) provided reinsurance to CGI and retroceded a portion to AIIC Inc. such that AIIC Inc. assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the program. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier, replacing CGI as the primary insurer. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA, the “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

AMIC, Ltd. entered into an excess loss arrangement with PDIC for a 15% quota share participation of the lawyer professional liability coverage provided by PDIC. The participation terminated December 31, 2003.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AMIG Ltd. and its wholly-owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd. and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the liability for loss and loss adjustment expenses.

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

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Deferred policy acquisition costs

Ceding commissions related to assumed reinsurance agreements are deferred and amortized pro rata over the terms of the underlying policies to which they relate.

Liability for losses and loss adjustment expenses

The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.’s historical loss experience supplemented with industry data. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at year end represents its best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by independent actuaries. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

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

Investments

AMIG Ltd. classifies their investments as available-for-sale. Accordingly, AMIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income. Fair value of investments is based on market quotation. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AMIG Ltd.’s accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

3.	PLEDGED ASSETS

Pursuant to the reinsurance agreements described in Note 1, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2003 $137,328 was held in deposit pursuant to the 2003 excess reinsurance agreement with PDIC. At December 31, 2002, $108,000 was held in deposit pursuant to the 1988 reinsurance agreement with CGI. Also at December 31, 2003 and 2002, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements with VSC in effect from 1989 to mid-1993 was $240,090 and $358,538, respectively. Additionally, at December 31, 2003 and 2002, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with investments with a carrying value of $17,518,895 and $17,919,996 respectively.

4.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments by major security type, and equity securities at December 31, 2003 and 2002 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
Fixed maturity investments:
Obligations of states and political subdivisions	$8,886,665	$349,508	$(137,723)	$9,098,450
Corporate debt securities	2,619,004	25,567	(55,345)	2,589,226
Mortgage-backed securities	20,947,038	488,207	(24,250)	21,410,995

Total fixed maturity investments	32,452,707	863,282	(217,318)	33,098,671
Equity securities	13,944,730	5,421,352	(27,700)	19,338,382

Total investments	$46,397,437	$6,284,634	$(245,018)	$52,437,053

$30,889 of the gross unrealized losses have been unrealized losses for greater than 12 months and $214,129 of the gross unrealized losses have been unrealized losses for less than 12 months

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
Fixed maturity investments:
Obligations of states and political subdivisions	$7,954,915	$502,108	$(13,677)	$8,443,346
Corporate debt securities	3,190,040	13,993	(68,995)	3,135,038
Mortgage-backed securities	19,282,521	1,054,372	(9,473)	20,327,420

Total fixed maturity investments	30,427,476	1,570,473	(92,145)	31,905,804
Equity securities	12,509,570	2,209,636	(357,704)	14,361,502

Total investments	$42,937,046	$3,780,109	$(449,849)	$46,267,306

4.	INVESTMENTS (cont’d)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$0	$0
Due after one year through five years	6,662,905	6,873,428
Due after five years through ten years	4,242,764	4,169,117
Due after ten years	600,000	645,131

Subtotal	11,505,669	11,687,676
Mortgage-backed securities	20,947,038	21,410,995

Total	$32,452,707	$33,098,671

Information on sales and maturities of investments are as follows:

	2003	2002	2001
Total proceeds	$34,122,744	$28,946,287	$19,580,660
Gross gains	2,020,666	1,182,992	1,789,884
Gross losses	1,086,671	669,290	803,462

Major categories of net interest and dividend income, and net realized gains (losses) on sales of investments are summarized as follows:

	2003	2002	2001
Interest earned:
Fixed maturity investments	$1,379,644	$1,828,710	$2,084,461
Short term investments and cash and cash equivalents	95,807	58,584	40,556
Dividends earned	205,485	175,414	166,875
Investment expenses	(185,565)	(174,930)	(170,350)

Net investment income	$1,495,371	$1,887,778	$2,121,542

5.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2003 and 2002 are as follows:

	Gross Liability	2003 Reinsurance Receivable	Net Liability	Gross Liability	2002 Reinsurance Receivable	Net Liability
Case basis estimates	$9,160,571	$—	$9,160,571	$5,643,222	$(151,000)	$5,492,222
IBNR	19,566,063	—	19,566,063	24,835,621	(523,223)	24,312,398

Totals	$28,726,634	$—	$28,726,634	$30,478,843	$(674,223)	$29,804,620

5.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (cont’d)

Liability for losses and loss adjustment expense activity is as follows:

	2003	2002	2001
Liability net of reinsurance balances recoverable-beginning of year	$29,804,620	$28,568,402	$27,028,862

Incurred related to:
Current year	7,519,187	6,045,411	6,088,398
Prior years	(5,016,302)	(577,001)	(22,742)

Total incurred	2,502,885	5,468,410	6,065,656

Paid related to:
Current year	(679,286)	(138,324)	(168,017)
Prior years	(2,901,585)	(4,093,868)	(4,358,099)

Total paid	(3,580,871)	(4,232,192)	(4,526,116)

Liability net of reinsurance balances recoverable-end of year	$28,726,634	$29,804,620	$28,568,402

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $5,016,302 in 2003, $577,001 and $22,742 in 2002 and 2001, respectively. The 2003 decrease related mainly to positive loss development in the policy years 1988 to 2000. The 2002 decrease related mainly to positive loss development in the fiscal years 1988 to 1999.

6.	NET PREMIUMS EARNED

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

	2003		2002		2001
	Written	Earned	Written	Earned	Written	Earned
Assumed	$8,903,576	$8,392,172	$6,938,801	$6,715,830	$6,738,231	$6,400,322
Retroceded	—	—	(59,577)	(59,577)	—	—

Net premiums	$8,903,576	$8,392,172	$6,998,378	$6,775,407	$6,738,231	$6,400,322

Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional reductions to retroceded premiums recorded of $0, $59,577 and $0 during 2003, 2002 and 2001, respectively.

7.	OPERATING AND MANAGEMENT EXPENSES

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group of Bermuda Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of the AMIG Ltd.’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party within a period not exceeding ninety days and no less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $228,367 in 2003, $212,192 in 2002 and $167,558 in 2001.

8.	TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

9.	DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2003 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($36,292,350), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2003, $14,740,688 was available to stockholders.

9.	DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS (cont’d.)

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2003 and 2002 these requirements have been met. The minimum required statutory capital and surplus was $4,478,785 and $4,669,163 and actual statutory capital and surplus was $15,755,781 and $16,005,873 at December 31, 2003 and 2002. The minimum required level of liquid assets was $34,753,061 and $34,365,186 and actual liquid assets were $62,099,923 and $61,826,121 at December 31, 2003 and 2002, respectively.

10.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2003	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$1,829,666	$2,127,371	$2,344,673	$2,090,462
Net investment income	393,355	427,050	391,667	283,299
Net realized gain	197,188	95,970	73,432	567,405

Total revenues	2,420,209	2,650,391	2,809,772	2,941,166

Net income (loss)	$(65,384)	$(177,731)	$(146,188)	$5,159,451
Basic and diluted net (loss) income per share	$(0.21)	$(0.58)	$(0.48)	$17.00

2002	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$1,712,320	$1,585,148	$1,382,612	$2,095,327
Net Investment income	434,073	500,007	599,778	353,920
Net realized gain (loss)	293,360	588,508	(129,060)	(1,757,993)

Total revenues	2,439,753	2,673,663	1,853,330	691,254

Net income (loss)	$170,063	$559,151	$(17,872)	$(1,452,902)
Basic and diluted net (loss) income per share	$0.55	$1.80	$(0.06)	$(4.69)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. Our retention of Deloitte & Touche has been approved by our Audit Committee and our shareholders. There have been no disagreements with Deloitte & Touche with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or after June 3, 2004 the (“Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, both of whom are directors of the Company.

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. You can find our Code of Business Conduct and Ethics on our internet site, www.amerinst.bm. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of the Securities Exchange Commission, on our internet site.

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

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a	) (1)	See Index to Financial Statements on page 15.

(a	) (2)	See Index to Financial Statement Schedules on page 15.

(a	) (3)	See Index to Exhibits set forth on pages 40 - 41.

(b	)	No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

(c	)	See Index to Exhibits set forth on pages 40 - 41.

(d	)	See Index to Financial Statement Schedules on page 15.

INDEPENDENT AUDITORS’ REPORT

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the consolidated financial statements of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2003 and for the three years then ended and have issued our report thereon dated March 17, 2004; such financial statements and report are included in your Form 10-K. Our audits also included the financial statement schedules of AmerInst Insurance Group, Ltd. listed in the Index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda

March 17, 2004

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2003

Type of investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$20,947,038	$21,410,995	$21,410,995
States, municipalities and political subdivisions	8,886,665	9,098,450	9,098,450
All other corporate bonds	2,619,004	2,589,226	2,589,226

Total fixed maturities	32,452,707	33,098,671	33,098,671

Equities:
Common stocks:
Bank, trust and insurance companies	2,294,655	2,615,655	2,615,655
Industrial, miscellaneous and all other	11,650,075	16,722,727	16,722,727

Total equities securities	13,944,730	19,338,382	19,338,382

Total investments	$46,397,437	$52,437,053	$52,437,053

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

AMERINST INSURANCE GROUP, LTD.

REINSURANCE—SCHEDULE IV

Year Ended	Column A	Column B	Column C	Column D	Column E	Column F
	Line of Business	Gross Premium Written	Ceded to Other Companies	Assumed Premiums Written	Net Premiums Written	% Assumed To Net Premiums Written
12/31/03	Professional Liability	—	—	8,903,576	8,903,576	100.0%
12/31/02	Professional Liability	—	(59,577)	6,938,801	6,998,378	99.1%
12/31/01	Professional Liability	—	—	6,738,231	6,738,231	100.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004	AMERINST INSURANCE GROUP, LTD.

	By:	/s/ Stuart H. Grayston
Stuart H. Grayston, President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Stuart H. Grayston Stuart H. Grayston	President and Director (Principal Executive Officer)	March 30, 2004

/s/ Murray Nicol Murray Nicol	Vice-President, Treasurer and Director (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Ronald S. Katch Ronald S. Katch	Director and Chairman of the Board	March 30, 2004

/s/ Jerome A. Harris Jerome A. Harris	Director and Vice-Chairman of the Board	March 30, 2004

/s/ David N. Thompson David N. Thompson	Director	March 30, 2004

/s/ John T. Schiffman John T. Schiffman	Director	March 30, 2004

/s/ Irvin F. Diamond Irvin F. Diamond	Director	March 30, 2004

/s/ Jeffry I. Gillman Jeffry I. Gillman	Director	March 30, 2004

/s/ Jerrell A. Atkinson Jerrell A. Atkinson	Director	March 30, 2004

INDEX TO EXHIBITS

YEAR ENDED DECEMBER 31, 2003

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AIIC and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AmerInst Insurance Company Inc. (“AIIC”) and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July 1, 1998 (10) Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. (“AMIC Ltd.”) and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AmerInst Insurance Group Inc., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Accountants (11)

27	Financial Data Schedule (14)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with AMIG LTD.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.