Form 10-Q
period 2004-03-31
AMERINST INSURANCE GROUP LTD
filed 2004-05-17
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

Not Applicable

(Former name, former address and former fiscal year, if changed since last year)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group of Bermuda, Limited, Windsor Place, 18 Queen Street, 2nd Floor PO Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 296-3973

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 3, 2004, the registrant had 299,557 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2004	As of December 31, 2003
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $30,114,515 and $32,452,707)	$30,660,411	$33,098,671
Equity securities, at market value (cost $14,089,183 and $13,944,730)	19,444,505	19,338,382

TOTAL INVESTMENTS	50,104,916	52,437,053
Cash and cash equivalents	1,860,120	2,180,042
Assumed reinsurance premiums receivable	557,882	570,309
Fund deposit with a reinsurer	137,328	137,328
Accrued investment income	368,284	396,173
Deferred policy acquisition costs	1,237,208	1,118,866
Prepaid expenses and other assets	118,296	158,863

TOTAL ASSETS	$54,384,034	$56,998,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$29,257,676	$28,726,634
Unearned premiums	4,229,970	3,861,784
Dividend payable	—	3,483,386
Accrued expenses and other liabilities	475,986	220,546

TOTAL LIABILITIES	33,963,632	36,292,350

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2004 and 2003: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	8,582,167	8,701,072
Accumulated other comprehensive income	5,901,218	6,039,616
Treasury stock (31,780 and 31,228 shares) at cost	(1,196,604)	(1,168,025)

TOTAL STOCKHOLDERS’ EQUITY	20,420,402	20,706,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,384,034	$56,998,634

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended Mar 31, 2004	Three Months Ended Mar 31, 2003
REVENUE
Net premiums earned	$2,049,150	$1,829,666
Net investment income	428,003	393,355
Net realized gain (loss) on investments	97,175	197,188

TOTAL REVENUE	2,574,328	2,420,209
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,636,691	1,646,699
Policy acquisition costs	594,772	543,548
Operating and management expenses	266,620	295,346

TOTAL LOSSES AND EXPENSES	2,498,083	2,485,593

NET INCOME (LOSS)	$76,245	$(65,384)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	(41,223)	(609,467)
Reclassification adjustment for (gains) and losses included in net income (loss)	(97,175)	(197,188)

OTHER COMPREHENSIVE INCOME (LOSS)	(138,398)	(806,655)

COMPREHENSIVE INCOME (LOSS)	$(62,153)	$(872,039)

RETAINED EARNINGS, BEGINNING OF PERIOD	$8,701,072	$8,202,991
Net income (loss)	76,245	(65,384)
Dividends	(195,150)	(198,300)

RETAINED EARNINGS, END OF PERIOD	$8,582,167	$7,939,307

Per share amounts
Net income (loss)	$0.25	$(0.21)

Dividends	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	300,247	305,290

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended Mar 31, 2004	Three Months Ended Mar 31, 2003
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,190,286	$799,349

INVESTING ACTIVITIES
Purchases of investments	(8,006,434)	(5,723,679)
Proceeds from sales and maturities of investments	10,203,341	7,240,156

Net Cash Provided by Investing Activities	2,196,907	1,516,477

FINANCING ACTIVITIES
Purchase of treasury shares	(28,579)	(62,502)
Dividends paid	(3,678,536)	(198,300)

Net Cash Used in Financing Activities	(3,707,115)	(260,802)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(319,922)	$2,055,024
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,180,042	$3,159,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,860,120	$5,214,569

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2003 and notes thereto, included in AmerInst’s annual report as of that date.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “we” or “us”. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd.

Our primary purpose is to maintain, for the benefit of accounting firms which are shareholders of AmerInst, an insurance company which over time is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd. was to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms in all 50 states. Currently approximately 24,000 accounting firms are insured under this plan. In 2003, we reinsured insurance written for attorneys’ professional liability. We terminated this program on December 31, 2003 because the ceding company advised that the treaty was oversubscribed by other reinsurers. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

Our reinsurance activity depends upon agreements with outside parties. From the inception of our predecessor entity, through mid-1993, Crum and Forster Managers Corporation, through a group of affiliated insurance companies, was the primary insurer for the AICPA plan. In 1988 our wholly-owned subsidiary provided reinsurance to Crum and Forster, assuming 10% of the risks related to the first $1,000,000 of coverage for each policy issued under the program. For the period of 1989 through mid-1993, an unaffiliated company, Virginia Surety Company, Inc., provided reinsurance to Crum and Forster and retroceded a portion to us such that we assumed 10% to 12.5% of the risk related to the first $1,000,000 of coverage limits for each policy issued under the AICPA program. In August 1993, the AICPA plan endorsed the CNA Insurance Group and its insurance carrier, replacing Crum and Forster as the primary insurer. We then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

Third-party Managers and Service Providers

USA Risk Group (Bermuda) Ltd. (formerly known as USA Offshore Management, Ltd.) provides the day-to-day services necessary for the administration of our business. Prior to our change of domicile in 1999, these services were provided by USA Risk Group, an affiliate of USA Risk Group (Bermuda) Ltd. through USA Risk Group of Vermont, Inc. (formerly known as Vermont Insurance Management, Inc.).

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates, L.P., Harris Alternatives Investment Group, and Northeast Investment Management, Inc. provide discretionary investment advice with respect to our equity investments.

Professional Liability Coverage.

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

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by us) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits under its “value plan.” Insureds under the value plan have separate limits for losses and defense costs. There are a few States in which if the insured contests the settlement recommended by the insurer, those policies will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

We recorded net income of $76,245 for the first quarter of 2004 compared to a net loss of $65,384 for the same period of 2003. This improvement was due to an increase in our net premiums earned and a decrease in our recorded losses. Our earned premiums for the first quarter of 2004 were $2,049,150 compared to $1,829,666 for the first quarter of 2003, an increase of 12.0%. Net premiums written for the three months ended March 31, 2004 were $2,417,337, compared to $2,209,173 for the first quarter of 2003, an increase of $208,164 or 9.4%. The increase in net premiums written and net premiums earned was primarily attributable to an increase in the number of insureds and rate increases under the current AICPA Professional Liability Plan treaty.

Our loss ratio for the first quarter of 2004 was 79.9%, compared to 90.0% for the same period of 2003. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first quarter of 2004, we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan net premiums earned and an estimated loss ratio of 75% times the attorney’s professional liability plan net premiums earned. This is a change in the current period due to the addition of the attorney’s professional liability plan, which was not included during the same period of 2003. For the first quarter of 2003, to determine total losses we multiplied an estimated loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned. Our actual overall loss ratio for the year ended December 31, 2003 was 29.8%. The 80% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2004 is a decrease from the loss ratio of 90% for the comparable period of 2003 due to recent favorable loss development.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $594,772 in the first quarter of 2004 compared to $543,548 for the same period of 2003, an increase of $51,224 or 9.4%. These costs were 29.0% and 29.7% of net premiums earned for the quarters ended March 31, 2004 and 2003, respectively. The increase in policy acquisition costs in 2004 is due to the increase in net premiums written. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $266,620 in the first quarter of 2004 compared to $295,346 for the same period of 2003, a decrease of $28,726 or 9.7%. The decrease was primarily due to consulting fees expensed in the first quarter of 2003 relating to market research for the expansion of our reinsurance activities that were not incurred in the same period of 2004.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $182,313 for the first quarter of 2004 compared to a net underwriting loss of $360,581 for the same period of 2003, an improvement of $178,268 or 49.4%. The improvement was primarily due to an increase in net premiums earned and a decrease in recorded losses resulting from using an estimated loss ratio of 79.9% (as a result of favorable loss development) for the first quarter of 2004 compared to an estimated loss ratio of 90.0% for the comparable period in 2003.

We recorded net investment income of $428,003 in the first quarter of 2004 compared to $393,355 for the same period of 2003, an increase of $34,648 or 8.8%. The increase was primarily due to an increase in the interest rates on our fixed income portfolio and cash and cash equivalents and the dividends paid on the equity securities for the first quarter compared to the same period of 2003. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income was 3.2% for the first quarter of 2004. This is consistent with the 3.2% yield earned in the first quarter of 2003. Sales of securities during the first quarter of 2004 resulted in realized capital gains of $97,175, compared to gains of $197,188 in the first quarter of 2003. Gains recorded in the first quarter of 2004 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2004, our total investments were $50,104,916, a decrease of $2,332,137 or 4.4% from $52,437,053 at December 31, 2003. Cash and cash equivalents balances decreased from $2,180,042 at December 31, 2003 to $1,860,120 at March 31, 2004, a decrease of $319,922, or 14.8%. The decrease in total investments and cash and cash equivalents resulted from the payment of the $3.5 million special dividend on January 15, 2004, partially offset by funds received from CNA for assumed reinsurance premiums receivable as of December 31, 2003. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at March 31, 2004 was 1.55:1, compared to a ratio of 1.39:1 at March 31, 2003.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $570,309 at December 31, 2003 and $557,882 at March 31, 2004. This balance fluctuates due to the timing of renewal premiums written.

On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 of our shares by AmerInst Insurance Company. Such purchases are made through privately negotiated transactions and are in addition to our practice of repurchasing the shares of individual shareholders who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for AmerInst Investment Company to purchase common shares from individual shareholders who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis without limit. Through May 3, 2004, we had purchased in negotiated transactions 17,228 common shares for a purchase price of $550,761. In addition, through that date, we had purchased 14,966 common shares from individuals who had died or retired for a purchase price of $667,188. We paid our thirty-sixth consecutive regular quarterly dividend of $0.65 per share during the first quarter of 2004. We also paid a special dividend declared in the fourth quarter of 2003, in the aggregate amount of $3.5 million during the first quarter of 2004.

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis of the results of operations and financial condition contained in our Annual Report on Form 10-K dated March 30, 2004.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Available Information

AmerInst’s internet website address is www.amerinst.bm. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

AMERINST INSURANCE GROUP, LTD.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed term investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period when the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

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

(a) Interest Rate Risk.

Interest rate risk results from our holdings in interest-rate-sensitive instruments. We are exposed to potential losses arising from changes in the level of interest rates on fixed rate instruments that we hold. We are also exposed to credit spread risk resulting from possible changes in the issuer’s credit rating. To manage our exposure to interest rate risk we attempt to select investments with characteristics that match the characteristics of our related insurance liabilities. Additionally, we generally only invest in higher-grade interest bearing instruments.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at March 31, 2004 and December 31, 2003 respectively.

	Estimated Fair Value 03/31/2004	Estimated Fair Value 12/31/2003
Fixed Income Portfolio
Due in one year or less	$4,214,056	$—
Due after one year through five years	2,439,662	6,873,428
Due after five years through ten years	4,842,265	4,169,119
Due after ten years	—	645,131

Sub-total	$11,495,983	$11,687,678
Mortgage backed securities	$19,164,428	$21,410,993

Total	$30,660,411	$33,098,671

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

Part II.—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a)	– (d) None

(e)	From time to time The Company’s Bye-Laws], the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through May 3, 2004, the Company had repurchased 14,966 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended March 31, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
January 2004	552	51.68	552	N/A
February 2004	—	—	—	N/A
March 2004	—	—	—	N/A
Total	552	51.68	552	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. Through May 3, 2004, the Company had repurchased 17,228 common shares in such privately negotiated transactions. No shares were purchased under this program during the three months ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits immediately following the signature page.

(b) Reports on Form 8-K

On February 4, 2004, the Company filed a report on Form 8-K announcing a special cash dividend and the rejection of a proposal to purchase all of the outstanding shares of AmerInst.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And	By:	/S/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended March 31, 2004

Exhibit Number	Description
10.1	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2004

10.2	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.