Form 10-Q
period 2004-06-30
AMERINST INSURANCE GROUP LTD
filed 2004-08-13
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to              .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

Not Applicable

(Former name, former address and former fiscal year, if changed since last year)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group (Bermuda) Ltd. Windsor Place, 18 Queen Street, 2nd Floor PO Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 3, 2004, the registrant had 298,787 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2004	As of December 31, 2003
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $29,544,349 and $32,452,707)	$29,917,604	$33,098,671
Equity securities, at market value (cost $14,377,126 and $13,944,730)	20,256,526	19,338,382

TOTAL INVESTMENTS	50,174,130	52,437,053
Cash and cash equivalents	2,448,322	2,180,042
Assumed reinsurance balances receivable	—	570,309
Fund deposit with a reinsurer	137,328	137,328
Accrued investment income	331,795	396,173
Deferred policy acquisition costs	995,931	1,118,866
Prepaid expenses and other assets	211,822	158,863

TOTAL ASSETS	$54,299,328	$56,998,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$29,896,249	$28,726,634
Unearned premiums	3,391,002	3,861,784
Assumed reinsurance balances payable	206,200	—
Dividend payable	—	3,483,386
Accrued expenses and other liabilities	607,945	220,546

TOTAL LIABILITIES	34,101,396	36,292,350

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2004 and 2003: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	8,061,755	8,701,072
Accumulated other comprehensive income	6,252,655	6,039,616
Treasury stock (32,964 and 31,228 shares) at cost	(1,250,099)	(1,168,025)

TOTAL STOCKHOLDERS’ EQUITY	20,197,932	20,706,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,299,328	$56,998,634

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
REVENUE
Net premiums earned	$4,256,420	$3,957,037	$2,207,270	$2,127,371
Net investment income	593,197	775,925	165,194	382,570
Net realized gain on investments	187,051	337,638	89,876	140,450

TOTAL REVENUE	5,036,668	5,070,600	2,462,340	2,650,391
LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,400,935	3,552,566	1,764,244	1,905,867
Policy acquisition costs	1,239,475	1,153,927	644,703	610,379
Operating and management expenses	646,058	607,222	379,438	311,876

TOTAL LOSSES AND EXPENSES	5,286,468	5,313,715	2,788,385	2,828,122

NET INCOME (LOSS)	$(249,800)	$(243,115)	$(326,045)	$(177,731)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	400,090	2,213,634	441,313	2,823,101
Reclassification adjustment for (gains) and losses included in net income (loss)	(187,051)	(337,638)	(89,876)	(140,450)

OTHER COMPREHENSIVE INCOME (LOSS)	213,039	1,875,996	351,437	2,682,651

COMPREHENSIVE INCOME (LOSS)	$(36,764)	$1,632,881	$25,389	$2,504,920

RETAINED EARNINGS, BEGINNING OF PERIOD	$8,701,072	$8,202,991	$8,582,167	$7,939,307
Net income (loss)	(249,800)	(243,115)	(326,045)	(177,731)

Dividends	(389,517)	(396,091)	(194,367)	(197,791)

RETAINED EARNINGS, END OF PERIOD	$8,061,755	$7,563,785	$8,061,755	$7,563,785

Per share amounts
Net income (loss)	$(0.83)	$(0.80)	$(1.09)	$(0.58)

Dividends	$1.30	$1.30	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	299,655	304,927	299,379	304,081

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,808,788	$450,358

INVESTING ACTIVITIES
Purchases of investments	(17,277,558)	(15,129,777)
Proceeds from sales and maturities of investments	19,692,027	13,314,680

Net Cash Provided by (used in) Investing Activities	2,414,469	(1,815,097)

FINANCING ACTIVITIES
Purchase of treasury shares	(82,074)	(93,142)
Dividends paid	(3,872,903)	(396,091)

Net Cash Used in Financing Activities	(3,954,977)	(489,233)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$268,280	$(1,853,972)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,180,042	$3,159,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,448,322	$1,305,573

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

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

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance on its process for determining whether other-than-temporary declines exist within its debt and equity investment portfolio. Adoption of this standard may accelerate the timing of losses from declines in value due to interest rates; however, it is not anticipated to have a significant impact on equity as fluctuations in market value of available for sale securities are already reflected in Accumulated Other Comprehensive Income.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “we” or “us”. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd.

Our primary purpose is to maintain, for the benefit of accounting firms which are shareholders of AmerInst, an insurance company which over time is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly-owned insurance company subsidiary, AmerInst Insurance Company, Ltd. was to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms in all 50 states. Currently approximately 24,000 accounting firms are insured under this plan. In 2003, we reinsured insurance written for attorneys’ professional liability. We terminated this program on December 31, 2003 because the ceding company advised that the treaty was oversubscribed by other reinsurers. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

Our reinsurance activity depends upon agreements with outside parties. We began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

Professional Liability Coverage.

The form of professional liability policy issued by CNA which we ultimately reinsure is a Professional Liability Company Indemnity Policy form.

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

OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

We recorded a net loss of $326,045 for the second quarter of 2004 compared to a net loss of $177,731 for the same period of 2003. This increase in net loss was primarily due to a decrease in our net investment income. Our net premiums earned for the second quarter of 2004 were $2,207,270 compared to $2,127,371 for the second quarter of 2003, an increase of 3.8%. Net premiums written for the three months ended June 30, 2004 were $1,368,302, compared to $1,679,565 for the second quarter of 2003, a decrease of $311,263 or 18.5%. The decrease in net premiums written was primarily attributable to $252,481 of premiums written in the second quarter of 2003 for our PDIC treaty, which did not renew in 2004. Comparatively the AICPA Professional Liability Plan treaty premiums are consistent with the prior year writings.

Our loss ratio for the second quarter of 2004 was 79.9%, compared to 89.6% for the same period of 2003. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2004, we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current net premiums earned and an estimated loss ratio of 75% times the attorney’s professional liability plan net premiums earned. For the second quarter of 2003, to determine total losses we multiplied an estimated loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned. Our actual overall loss ratio for the year ended December 31, 2003 was 29.8%. The 80% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2004 is a decrease from the loss ratio of 90% for the comparable period of 2003 due to recent favorable loss development.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $644,703 in the second quarter of 2004 compared to $610,379 for the same period of 2003, an increase of $34,324 or 5.6%. These costs were 29.2% and 28.7% of net premiums earned for the quarters ended June 30, 2004 and 2003, respectively. The increase in policy acquisition costs in 2004 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $379,438 in the second quarter of 2004 compared to $311,876 for the same period of 2003, an increase of $67,562 or 21.7%. The increase was primarily due to an increase in audit costs and legal expenses.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $201,677 for the second quarter of 2004 compared to a net underwriting loss of $388,875 for the same period of 2003, an improvement of $187,198 or 48.1%. The improvement was primarily due to an increase in net premiums earned and a decrease in recorded losses resulting from using an estimated loss ratio of 80.0% (as a result of favorable loss development) for the second quarter of 2004 compared to an estimated loss ratio of 90.0% for the comparable period in 2003.

We recorded net investment income of $165,194 in the second quarter of 2004 compared to $382,570 for the same period of 2003, a decrease of $217,376 or 56.8%. The decrease was primarily due to the current portfolio containing securities with shorter maturities and lower interest rates than this time last year. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income was 1.3% for the second quarter of 2004. This is a decline from the 3.4% yield earned in the second quarter of 2003. Sales of securities during the second quarter of 2004 resulted in realized capital gains of $89,876, compared to gains of $140,450 in the second quarter of 2003. Gains recorded in the second quarter of 2004 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

We recorded a net loss of $249,800 for the six months ended June 30, 2004 compared to a net loss of $243,115 for the six months ended June 30, 2003. This minimal increase in net loss is due to a decrease in net investment income, net realized gain on investments and an increase in our policy acquisition costs and operating and management expenses, offset by an increase in net premiums earned and a decrease in recorded losses and loss adjustment expenses.

We realized capital gains of $187,051 during the six months ended June 30, 2004 compared to $337,638 in capital gains in the same period of 2003. Gains recorded in 2004 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through June 30, 2004 was $593,197 compared to $775,925 for the same period of 2003. Investment yield for the six months ended June 30, 2004 was approximately 2.3% as compared to 3.2% for the first six months of 2003.

Our net premiums earned for the first six months of 2004 were $4,256,420 compared to $3,957,037 for 2003. The change of $299,383 represented a 7.6% increase. The increase in net premiums earned was attributable to the continued increase of net premiums written. Premiums written in the six months ended June 30, 2004 were $3,785,639 compared to $3,888,738 for the same period in 2003. Premiums written in 2003 included $252,481 related to the PDIC treaty, which did not renew in 2004, as well as a prior period AICPA Professional Liability Insurance Plan premiums written adjustment for $172,841. Not including these premiums, there was a $322,223 or 9.3% increase due to continued growth of the AICPA Professional Liability Insurance Plan as a result of an increase in the number of insureds and certain rate increases.

The loss ratio through the first six months of 2004 was 79.9% compared to 89.8% for the same period of 2003. The loss ratio represented our management’s current estimate of the effective loss ratio selected in consultation with our independent consulting actuary. We multiply the estimated loss ratio times the net premiums earned to determine total losses.

We expensed policy acquisition costs of $1,239,475 in the first six months of 2004 compared to $1,153,927 for the same period of 2003, an increase of $85,548 or 7.4%. These costs were 29.1% and 29.2% of premiums earned for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in policy acquisition costs in 2004 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We incurred a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $383,990 for the six month period compared to $749,456 for the same period in 2003, an improvement of $365,466 or 48.8%. The more favorable underwriting results in 2004 were primarily due to an increase in net premiums earned and a decrease in net incurred losses.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2004, our total investments were $50,174,130, a decrease of $2,262,923 or 4.3% from $52,437,053 at December 31, 2003. Cash and cash equivalents balances increased from $2,180,042 at December 31, 2003 to $2,448,322 at June 30, 2004, an increase of $268,280, or 12.3%. The decrease in total investments and cash and cash equivalents resulted from funds received from CNA for assumed reinsurance premiums receivable as of December 31, 2003 and March 31, 2004, an increase in short term investments held as of June 30, 2004, offset by the dividends paid in January 2004 in the amount of $3.5 million and two regular payments of dividends in 2004. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at June 30, 2004 was 1.55:1, compared to a ratio of 1.46:1 at June 30, 2003.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions and losses payable to the issuing carriers. This balance was a receivable of $570,309 at December 31, 2003 and a payable of $206,200 at June 30, 2004. This balance fluctuates due to the timing of renewal premiums written and losses due.

On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 of our shares by AmerInst Insurance Company. Such purchases are made through privately negotiated transactions and are in addition to our practice of repurchasing the shares of individual shareholders who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for AmerInst Investment Company to purchase common shares from individual shareholders who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis without limit. Through August 3, 2004, we had purchased in negotiated transactions 17,565 common shares for a purchase price of $560,534. In addition, through that date, we had purchased 15,399 common shares from individuals who had died or retired for a purchase price of $689,565. We paid our thirty-seventh consecutive regular quarterly dividend of $0.65 per share during the second quarter of 2004.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at June 30, 2004 and December 31, 2003 respectively.

	Estimated Fair Value 06/30/2004	Estimated Fair Value 12/31/2003
Fixed Income Portfolio
Due in one year or less	$1,906,240	$—
Due after one year through five years	4,813,182	6,873,428
Due after five years through ten years	3,265,087	4,169,119
Due after ten years	—	645,131

Sub-total	$9,984,509	$11,687,678
Mortgage backed securities	$19,933,095	$21,410,993
Total	$29,917,604	$33,098,671

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (d) None

(e) From time to time the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through August 3, 2004, the Company had repurchased 15,399 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended June 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
April 2004	414	51.68	414	N/A
May 2004	196	51.68	196	N/A
June 2004	237	51.68	237	N/A
Total	847	51.68	847	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. Through August 3, 2004, the Company had repurchased 17,565 common shares in such privately negotiated transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
April 2004	—	—	—	N/A
May 2004	337	29.00	337	N/A
June 2004	—	—	—	N/A
Total	337	29.00	337	N/A

Item 4. Submission of Matters to a Vote of Security Holders

On June 3, 2004, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by a majority of the shareholders:

1.	The proposal to elect Stuart H. Grayston, Jerome A. Harris and David N. Thompson as directors of the Company to serve for a term expiring at the 2007 Annual General Meeting of Shareholders; and

2.	The proposal to re-appoint Deloitte & Touche as the Company’s independent auditors.

The following matter was not approved by a majority of the shareholders:

3.	The shareholder proposal presented at the Annual meeting.

Matter	For	Against	Abstain
Election of each of the following Individuals as directors of the Company:
Stuart H. Grayston	149,089	9,410	—
Jerome A. Harris	146,021	12,478	—
David N. Thompson	149,355	9,144	—

Appointment of Deloitte & Touche as the Company’s independent Auditors	145,652	8,270	4,577

Shareholder proposal as presented at the Annual meeting	55,826	89,944	12,729

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

Dated: August 13, 2004	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And	By:	/S/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended June 30, 2004

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.