Form 10-Q
period 2004-09-30
AMERINST INSURANCE GROUP LTD
filed 2004-11-12
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of November 3, 2004, the registrant had 298,164 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2004	As of December 31, 2003
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $30,180,514 and $32,452,707)	$30,568,632	$33,098,671
Equity securities, at market value (cost $14,134,321 and $13,944,730)	18,758,953	19,338,382
TOTAL INVESTMENTS	49,327,585	52,437,053
Cash and cash equivalents	2,121,419	2,180,042
Assumed reinsurance balances receivable	717,600	570,309
Fund deposit with a reinsurer	137,328	137,328
Accrued investment income	234,496	396,173
Deferred policy acquisition costs	1,049,730	1,118,866
Prepaid expenses and other assets	150,292	158,863
TOTAL ASSETS	$53,738,450	$56,998,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,762,273	$28,726,634
Unearned premiums	3,561,161	3,861,784
Dividend payable	—	3,483,386
Accrued expenses and other liabilities	633,564	220,546
TOTAL LIABILITIES	34,956,998	36,292,350
STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2004 and 2003: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	7,889,688	8,701,072
Accumulated other comprehensive income	5,012,750	6,039,616
Treasury stock (33,090 and 31,228 shares) at cost	(1,254,607)	(1,168,025)
TOTAL STOCKHOLDERS’ EQUITY	18,781,452	20,706,284
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,738,450	$56,998,634

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Nine Months Ended Sep 30, 2004	Nine Months Ended Sep 30, 2003	Three Months Ended Sep 30, 2004	Three Months Ended Sep 30, 2003
REVENUE
Net premiums earned	$6,559,066	$6,301,710	$2,302,646	$2,344,673
Net investment income	972,095	1,212,072	378,898	391,667
Net realized gain on investments	439,000	366,590	251,949	73,432
TOTAL REVENUE	7,970,161	7,880,372	2,933,493	2,809,772
LOSSES AND EXPENSES
Losses and loss adjustment expenses	5,242,077	5,649,068	1,841,142	2,096,502
Policy acquisition costs	1,915,154	1,830,755	675,679	676,828
Operating and management expenses	1,040,667	789,852	394,609	182,630
TOTAL LOSSES AND EXPENSES	8,197,898	8,269,675	2,911,430	2,955,960
NET INCOME (LOSS)	$(227,737)	$(389,303)	$22,063	$(146,188)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	(1,465,866)	(1,462,835)	(1,491,854)	(853,183)
Reclassification adjustment for (gains) and losses included in net income (loss)	(439,000)	(366,590)	(251,949)	(73,432)
OTHER COMPREHENSIVE INCOME (LOSS)	(1,026,866)	(1,096,245)	(1,239,905)	(779,751)
COMPREHENSIVE INCOME (LOSS)	$(1,254,603)	$706,942	$(1,217,842)	$(925,939)
RETAINED EARNINGS, BEGINNING OF PERIOD	$8,701,072	$8,202,991	$8,061,755	$7,563,785
Net income (loss)	(227,737)	(389,303)	22,063	(146,188)
Dividends	(583,647)	(593,344)	(194,130)	(197,253)
RETAINED EARNINGS, END OF PERIOD	$7,889,688	$7,220,344	$7,889,688	$7,220,344
Per share amounts
Net income (loss)	$(0.76)	$(1.28)	$0.07	$(0.48)
Dividends	$1.95	$1.95	$0.65	$0.65
Weighted average number of shares outstanding for the entire period	299,592	304,318	298,724	303,472

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended Sep 30, 2004	Nine Months Ended Sep 30, 2003
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,589,862	$1,973,327
INVESTING ACTIVITIES
Purchases of investments	(27,225,990)	(25,108,231)
Proceeds from sales and maturities of investments	29,731,120	23,492,124
Net Cash Provided by (used in) Investing Activities	2,505,130	(1,616,107)
FINANCING ACTIVITIES
Purchase of treasury shares	(86,582)	(137,847)
Dividends paid	(4,067,033)	(593,344)
Net Cash Used in Financing Activities	(4,153,615)	(731,191)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(58,623)	$(373,971)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,180,042	$3,159,545
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,121,419	$2,785,574

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004

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

This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, Accounting for Non-current Marketable Equity Securities, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “we” or “us”. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd.

Our primary purpose is to maintain an insurance company which over time is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly-owned insurance company subsidiary, AmerInst Insurance Company, Ltd., was to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms in all 50 states. Currently approximately 24,000 accounting firms are insured under this plan.

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

Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured; and

Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by us) are either within the policy limits or in addition to policy limits. CNA charges additional premium to cover the cost of providing defense costs in addition to the policy limits under its “value plan”, which has separate limits for losses and defense costs. There are a few States in which if the insured contests the settlement recommended by the insurer, those policies will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

OPERATIONS

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

We recorded net income of $22,063 for the third quarter of 2004 compared to a net loss of $146,188 for the same period of 2003. The improvement was primarily due to an increase in net realized gain on investments and a decrease in losses incurred. Our net premiums earned for the third quarter of 2004 were $2,302,646 compared to $2,344,673 for the third quarter of 2003, a decrease of 1.8%. Net premiums written for the three months ended September 30, 2004 were $2,472,805, compared to $2,683,275 for the third quarter of 2003, a decrease of $210,470 or 7.8%. The decrease in net premiums written was primarily attributable to $224,820 of premiums written in the third quarter of 2003 for our PDIC treaty, which did not renew in 2004. Comparatively the AICPA Professional Liability Plan treaty premiums are consistent with the prior year writings.

Our loss ratio for the third quarter of 2004 was 79.9%, compared to 89.6% for the same period of 2003. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the third quarter of 2004, we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current net premiums earned and an estimated loss ratio of 75% times the attorney’s professional liability plan net premiums earned. For the third quarter of 2003, to determine total losses we multiplied an estimated loss ratio of 90% times the AICPA Professional Liability Insurance Plan current premiums earned and an estimated loss ratio of 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2003 was 29.8%. The 80% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2004 is a decrease from the loss ratio of 90% for the comparable period of 2003 due to favorable loss development.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $675,679 in the third quarter of 2004 compared to $676,828 for the same period of 2003, a decrease of $1,149 or 0.2%. These costs were 29.3% and 28.9% of net premiums earned for the quarters ended September 30, 2004 and 2003, respectively. The decrease in policy acquisition costs in 2004 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $394,609 in the third quarter of 2004 compared to $182,630 for the same period of 2003, an increase of $211,979 or 116.1%. The increase was primarily due to an increase in audit costs and legal expenses due to the Sarbanes-Oxley legislation and a shareholder proposal.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $214,175 for the third quarter of 2004 compared to a net underwriting loss of $428,657 for the same period of 2003, an improvement of $214,482 or 50.0%. The improvement was primarily due to a decrease in recorded losses resulting from using an estimated loss ratio of 80.0% (as a result of favorable loss development) for the third quarter of 2004 compared to an estimated loss ratio of 90.0% for the comparable period in 2003.

We recorded net investment income of $378,898 in the third quarter of 2004 compared to $391,677 for the same period of 2003, a decrease of $12,779 or 3.3%. The decrease was primarily due to the current portfolio containing securities with shorter maturities and lower interest rates than this time last year. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income was 2.9% for the third quarter of 2004. This is a decline from the 3.0% yield earned in the third quarter of 2003. Sales of securities during the third quarter of 2004 resulted in realized capital gains of $251,949, compared to gains of $73,432 in the third quarter of 2003. Gains recorded in the third quarter of 2004 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

We recorded a net loss of $227,737 for the nine months ended September 30, 2004 compared to a net loss of $389,303 for the nine months ended September 30, 2003. This improvement in net loss is due to an increase in net premiums earned and a decrease in recorded losses and loss adjustment expenses, offset by an increase in policy acquisition costs and operating and management expenses.

We realized capital gains of $439,000 during the nine months ended September 30, 2004 compared to $366,590 in capital gains in the same period of 2003. Gains recorded in 2004 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through September 30, 2004 was $972,095 compared to $1,212,072 for the same period of 2003. Investment yield for the nine months ended September 30, 2004 was approximately 2.5% as compared to 3.2% for the first nine months of 2003.

Our net premiums earned for the first nine months of 2004 were $6,559,066 compared to $6,301,710 for 2003. The change of $257,356 represented a 4.1% increase. The increase in net premiums earned was attributable to timing of net premiums written. Premiums written in the nine months ended September 30, 2004 were $6,258,444 compared to $6,572,013 for the same period in 2003. Premiums written in 2003 included $477,301 related to the PDIC treaty, which did not renew in 2004, as well as a prior period AICPA Professional Liability Insurance Plan premiums written adjustment for $172,841. Not including these premiums, there was a $336,573 or 5.7% increase due to continued growth of the AICPA Professional Liability Insurance Plan as a result of an increase in the number of insureds and certain rate increases.

The loss ratio through the first nine months of 2004 was 79.9% compared to 89.4% for the same period of 2003. The loss ratio represented our management’s current estimate of the effective loss ratio selected in consultation with our independent consulting actuary. We multiply the estimated loss ratio times the net premiums earned to determine total losses.

We expensed policy acquisition costs of $1,915,154 in the first nine months of 2004 compared to $1,830,755 for the same period of 2003, an increase of $84,399 or 4.6%. These costs were 29.2% and 29.1% of premiums earned for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in policy acquisition costs in 2004 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies which are determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We incurred a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $598,165 for the nine month period ended September 30, 2004 compared to $1,178,113 for the same period in 2003, an improvement of $579,948 or 49.2%. The more favorable underwriting results in 2004 were primarily due to an increase in net premiums earned and a decrease in net incurred losses.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2004, our total investments were $49,327,585, a decrease of $3,109,468 or 5.9% from $52,437,053 at December 31, 2003. Cash and cash equivalents balances decreased from $2,180,042 at December 31, 2003 to $2,121,419 at September 30, 2004, a decrease of $58,623, or 2.7%. The decrease in total investments and cash and cash equivalents resulted from funds received from CNA for assumed reinsurance premiums receivable as of December 31, 2003 and March 31, 2004, offset by funds due CNA for losses in excess of assumed reinsurance premium as of June 30, 2004, by the dividends paid in January 2004 in the amount of $3.5 million, and three regular payments of dividends in 2004. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at September 30, 2004 was 1.47:1, compared to a ratio of 1.50:1 at December 31, 2003.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions and losses payable to the issuing carriers. This balance was a receivable of $570,309 at December 31, 2003 and $717,600 at September 30, 2004. This balance fluctuates due to the timing of renewal premiums written and losses due.

On September 8, 2000, the Bermuda Monetary Authority authorized a purchase of up to 15,000 of our shares by AmerInst Insurance Company. Such purchases are made through privately negotiated transactions and are in addition to our practice of repurchasing the shares of individual shareholders who have died or retired from the practice of public accounting. Subsequently, on July 19, 2002, the Bermuda Monetary Authority authorized blanket permission for AmerInst Investment Company to purchase common shares from individual shareholders who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis without limit. From January 1, 2000 through November 3, 2004, we had purchased in negotiated transactions 17,692 common shares for a purchase price of $565,042. In addition, during that period, we had purchased 15,895 common shares from individuals who had died or retired for a purchase price of $715,241.

We paid our thirty-eighth consecutive regular quarterly dividend of $0.65 per share during the third quarter of 2004. Since AmerInst began paying dividends in 1995, our original shareholders have received more than $35.00 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.2% from the inception of the Company based on a per share purchase price of $25.00 paid by the original shareholders.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at September 30, 2004 and December 31, 2003 respectively.

	Estimated Fair Value 09/30/2004	Estimated Fair Value 12/31/2003
Fixed Income Portfolio
Due in one year or less	$220,133	$—
Due after one year through five years	6,332,226	6,873,428
Due after five years through ten years	—	4,169,119
Due after ten years	—	645,131
Sub-total	$6,552,358	$11,687,678
Mortgage backed securities	$24,016,274	$21,410,993
Total	$30,568,632	$33,098,671

AMERINST INSURANCE GROUP, LTD.

Item 4.	CONTROLS AND PROCEDURES

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

(a) – (d) None

(e) From time to time the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. From January 1, 2000 through November 3, 2004, the Company had repurchased 15,895 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended September 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
July 2004	—	—	—	N/A
August 2004	—	—	—	N/A
September 2004	—	—	—	N/A
Total	—	—	—	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. From January 1, 2000 through November 3, 2004, the Company had repurchased 17,692 common shares in such privately negotiated transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
July 2004	—	—	—	N/A
August 2004	126	35.78	126	N/A
September 2004	—	—	—	N/A
Total	126	35.78	126	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
(President and chief executive
officer, duly authorized to
sign this Report in such capacity
and on behalf of the Registrant)

	And By:	/S/ MURRAY NICOL
Murray Nicol
(Vice President and chief financial
officer, duly authorized to
sign this Report in such capacity
and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Quarterly Period Ended September 30, 2004

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