Form 10-K
period 2004-12-31
AMERINST INSURANCE GROUP LTD
filed 2005-03-31
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

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

As of March 1, 2005, the registrant had 331,751 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $20,197,932 based on book value as of June 30, 2004.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
The Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 2, 2005	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2004

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to portions of the Company’s definitive 2005 Annual General Meeting Proxy Statement to be filed within 120 days after the end of year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A.

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms in all 50 states. Currently, approximately 24,000 accounting firms are insured under this plan. In 2003, we also reinsured insurance written for attorneys’ professional liability. This participation terminated on December 31, 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

Our reinsurance activity depends upon agreements with outside parties. In August 1993 we began the current reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan described above. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

Third-party Managers and Service Providers

USA Risk Group (Bermuda) Ltd. provides the day-to-day services necessary for the administration of our business. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of USA Risk Group (Bermuda) Ltd.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P., Harris Alternatives Investment Group, and Northeast Investment Management, Inc. provide discretionary investment advice with respect to our equity investments.

We have retained Milliman USA, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Professional Liability Coverage

The form of professional liability policy issued by CNA, which we ultimately reinsure, is a Professional Liability Company Indemnity Policy form. The coverage provided under this policy is on a “claims made” basis, which means the policy covers only those losses resulting from claims asserted against the insured during the policy period. The insuring clause of the policy, which indemnifies for losses caused by acts, errors or omissions in the insured’s performance of professional accounting services for others, is in three parts:

Clause A indemnifies the accounting firm insured and, unless excluded by endorsements, any predecessor firms;

Clause B indemnifies any accountant or accounting firm while performing professional accounting services under contract with the insured;

Clause C indemnifies any former or new partner, officer, director or employee of the firm or predecessor firms.

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by us) are either within the policy limits or in addition to policy limits. CNA charges an additional premium to cover the cost of providing defense costs in addition to the policy limits under its “value plan.” Insureds under the value plan have separate limits for losses and defense costs. Settlements are made only with the written consent of the insured. However, if the insured contests the settlement recommended by the insurer, those policies will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

Effective January 1, 2003, we entered into a 15% quota share participation of the lawyer professional liability coverage provided by Professionals Direct. This participation terminated on December 31, 2003.

Competition

The AICPA plan’s current major competition comes from three large, established insurance companies. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the AICPA plan, and may provide different terms of coverage. The AICPA plan’s principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers which enhances its capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

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

AmerInst, through its wholly-owned subsidiary, AmerInst Insurance Company, Ltd., is subject to regulation under the insurance laws of Bermuda, where AmerInst Insurance Company, Ltd. and AmerInst are domiciled.

Bermuda Regulation

AmerInst Insurance Company, Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act of 1978, as amended, and related regulations, which provide that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Insurance Act by the Supervisor of Insurance. In deciding whether to grant registration, the Supervisor of Insurance has discretion to act as he thinks fit in the public interest. The Supervisor of Insurance is required by the Insurance Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Supervisor of Insurance may impose conditions relating to the writing of certain types of insurance.

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited financial statements and maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of which must certify each year that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. Furthermore, the Supervisor of Insurance is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AmerInst Insurance Company is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of : (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Supervisor of Insurance a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the Supervisor of Insurance, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the Supervisor of Insurance that there is a risk of an insurance company becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor of Insurance may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit.

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, account and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor of Insurance, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, our holding in our investment subsidiary, AmerInst Investment Company, Ltd., requires the specific approval of the Supervisor of Insurance, which we have received.

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

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, our principal office is located at Windsor Place, 18 Queen Street, 2nd Floor, PO Box HM 1601, Hamilton HMGX, Bermuda. The principal representative is USA Risk Group (Bermuda) Ltd. An insurer may only terminate the appointment of its principal representative with a reason acceptable to the Supervisor of Insurance, and the principal representative may not cease to act as such, unless the Supervisor of Insurance is given 30 days’ notice in writing of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an “event” has occurred, to make a report in writing to the Supervisor of Insurance setting out all the particulars of the case that are available to him. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor of Insurance relating to a solvency margin or liquidity or other ratio.

Our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AmerInst Insurance Company, Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AmerInst Insurance Company, Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries or shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. We do not maintain an office or place of business in the United States.

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2004 if such payment would reduce the realizable value of its assets ($61,491,071) to an amount less than the aggregate value of its liabilities

($44,527,182), issued share capital ($120,000), and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2004, $10,963,908 was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd. including its subsidiary, AmerInst Investment Company, Ltd. to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2004 and 2003 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2004	$4,455,276	$16,579,531	$33,786,651	$61,491,071
December 31, 2003	$4,478,785	$15,755,781	$34,753,061	$62,099,923

Customers

Our only source of income, other than our investment portfolio, is our reinsurance treaties. Without such reinsurance treaties, current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

We have no employees. Our operating activities, as well as certain management functions, are performed by USA Risk Group (Bermuda) Ltd. under the direction of our board of directors pursuant to a contract. This contract may be terminated by either party on not more than 90 and not less than 60 days prior written notice.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements, and Note 5 to our Consolidated Financial Statements.

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $3,957,540.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10 % or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Nominating Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o USA Risk Group of (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P O Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

Item 2. Properties

We do not own or lease any plants, mines or physical properties.

Item 3. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

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

Notwithstanding the absence of a public market for our common shares, we have a policy of having AmerInst Investment Company, Ltd., which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last audited net book value per share or $60.00 per share.

The Bermuda Monetary Authority previously authorized a purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to the practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis. Through March 1, 2005, we had purchased in negotiated transactions at various prices 17,692 common shares for a total purchase price of $565,043. In addition, through that date, we had purchased 16,365 common shares from individuals who had died or retired for a total purchase price of $739,531. As a condition to the tender offer described below, the Authority authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

From time to time the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. From January 1, 2000 through March 1, 2005, the Company had repurchased 16,365 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended December 31, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchase Under the Plans or Program
October 2004	450	51.68	450	N/A
November 2004	67	51.68	67	N/A
December 2004	450	51.68	450	N/A
Total	967	51.68	967	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. From January 1, 2000 through March 1, 2005, the Company had repurchased 17,692 common shares in such privately negotiated transactions. None of such repurchases occurred in the fourth quarter of 2004.

As of March 1, 2005, there were 2,053 holders of record of our common shares. Our Board of Directors adopted a dividend policy to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. During 2004, 2003 and 2002, we paid ordinary cash dividends of $449,558 (net of adjustment to special dividend), $788,681 and $803,430, respectively, representing four quarterly payments of $0.65 per share in each year. In addition, we declared in December 2003 a special dividend of $10.50 per share ($3.5 million in the aggregate) which was paid in January 2004. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AmerInst Insurance Company, Ltd. is prohibited from declaring or paying any dividend if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts.

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $3,957,540.

Item 6. Selected Financial Data

The following summary sets forth selected financial data with respect to us for the five fiscal years ended December 31, 2004. The balance sheet and income statement data have been derived from our consolidated financial statements which have been audited by Deloitte & Touche, our independent registered public accounting firm. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data	2004	2003	2002	2001	2000
Premiums Earned	$8,856,809	$8,392,172	$6,775,407	$6,400,322	$6,544,342
Net Investment Income	1,227,610	1,495,371	1,887,778	2,121,542	2,144,379
Net Realized Gain (Loss)	732,491	933,995	(1,005,185)	986,422	(168,819)

Total Revenue	$10,816,910	$10,821,538	$7,658,000	$9,508,286	$8,519,902

Net Income (Loss)	$1,749,007	$4,770,148	$(741,560)	$751,092	$(1,438,024)

Basic Earnings (Loss) Per Share	$5.85	$15.73	$(2.40)	$2.37	$(4.33)

Cash dividends declared per common share	$2.60	$13.10	$2.60	$2.60	$2.60

Balance Sheet Data	2004	2003	2002	2001	2000
Investments	$51,792,217	$52,437,053	$46,267,306	$46,085,433	$45,827,405
Other Assets	4,144,094	4,561,581	5,947,257	6,759,060	4,903,333

Total Assets	$55,936,311	$56,998,634	$52,214,563	$52,844,493	$50,730,738

Liability for Losses and Loss
Adjustment Expenses	$29,701,842	$28,726,634	$30,478,843	$29,242,625	$27,703,085
Unearned Premiums	3,890,900	3,861,784	3,350,380	3,127,409	2,789,499
Other Liabilities	231,936	3,703,932	668,604	747,240	1,263,002

Total Liabilities	33,824,678	36,292,350	34,497,827	33,117,274	31,755,586
Stockholders’ Equity	22,111,633	20,706,284	17,716,736	19,727,219	18,975,152

Total Liabilities and Stockholders’ Equity	$55,936,311	$56,998,634	$52,214,563	$52,844,493	$50,730,738

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents our financial condition and results of operations for the periods and as of the dates indicated.

Business Overview

We are an insurance company owned by 2,053 accounting firms and persons associated with accounting firms. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our primary mission is to exert a stabilizing influence on the design, pricing and availability of professional liability insurance to reduce the likelihood of a hard market. We are prepared, subject to obtaining the required licenses and registrations, to step into a hard market and act as a direct issuer of accountants’ professional liability insurance policies.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms in all 50 states of the United States, representing a broad cross section of small and mid-size firms.

        In an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. In 2003 we provided reinsurance of attorneys’ professional liability policies provided by Professional Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of the year. However, we continue to look for other ways to expand our business to include other lines of coverage, which may include attorneys’ professional liability coverage.

We are a holding company based in Bermuda. We conduct our reinsurance business through AmerInst Insurance Company, Ltd., our subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by AmerInst Investment Company, Ltd., which is a subsidiary of AmerInst Insurance Company, Ltd. In 1999 we changed our domicile from Delaware to Bermuda in a registered share exchange transaction.

Our results of operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 are discussed below. Results in 2003 were significantly impacted by the reduction of $5.0 million in our loss reserves as a result of our actuaries gaining more complete information from the primary carrier with respect to its experience under the AICPA plan.

We operate our business with no long-term debt, no capital or operating lease obligations, no purchase obligations, no other long-term liabilities and no off-balance sheet arrangements required to be disclosed under applicable rules of the Securities and Exchange Commission. Therefore, we are not required to present disclosure under the headings “Off-Balance Sheet Arrangements” and “Contractual Commitments” required for companies with more complex capital structures. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

Critical Accounting Policies

Basis of Presentation

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

Liability for Loss and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Loss and Loss adjustment Expenses,” the amount that we reserve is based on actuarial estimates. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low”, “middle” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2004 the range of actuarially determined net liability for loss and loss adjustment expense reserves was as follows: the low estimate was $14.0 million, the high estimate was $30.3 million, and the middle estimate was $20.0 million. We selected reserves of $29.7 million as of December 31, 2004, which is near the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates. However, in recognition of the fact that, as more historical information becomes available, losses will become more predictable, management has a policy to bring our loss reserves for each policy year to the actuary’s middle estimate over succeeding years.

Results of Operations

Our net income decreased to $1,749,007 in 2004, compared to a net income of $4,770,148 in 2003. We sustained a net loss of $(741,560) in 2002.

The significant decrease in net income from 2003 to 2004 is primarily due to the level of reduction in loss reserves between the two years. In 2003 loss reserves were reduced by $5.0 million, which was added to net income, whereas in 2004 the reduction was $2.5 million. Due to the uncertainty inherent in the reinsurance policies written by the Company, we have always adopted a conservative policy concerning our loss reserving. In the last two years, our actuary was able to obtain additional information which included breaking out loss development on CNA’s “premier,” and “value” plans which we reinsure. Our actuary determined in the course of his analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was reasonable to reduce the prior year loss reserves by $5.0 million, which resulted in an increase in net income in 2003 by that amount. For 2004, we believed it reasonable that the reduction in loss reserves should be limited to $2.5 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our long established loss reserving philosophy. The Company will continue to review loss reserves periodically and, based on the actuarial projections, determine whether reserves are required to be increased or decreased. However, in recognition of the fact that, as more historical information becomes available, losses will become more predictable, management has a policy to bring our loss reserves for each policy year to the actuary’s middle estimate over succeeding years.

Net premiums earned increased by 5.5% in 2004 to $8,856,809 from $8,392,172 in 2003. Net premiums earned for 2003 increased by 23.9% from $6,775,407 in 2002. The increases in net premiums earned during 2004 and 2003 were primarily attributable to an increase in the number of AICPA insureds and rate increases under the current AICPA Professional Liability Plan treaty compared to the prior periods and due to premiums written for the attorneys’ professional liability business in the year ended December 31, 2003.

Net premiums written in 2004 were $8,885,926, a decrease of $17,650 from $8,903,576 in 2003. The decrease in net premiums written was primarily attributable to the termination of the attorney’s professional liability business on December 31, 2003. The 2003 net premiums written included $265,265 related to this carrier. This was partially offset by an increase of $247,615 of accountants’ professional liability premiums. Our relationship with the attorneys’ professional liability carrier was terminated on December 31, 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Net premiums written in 2003 increased by 27.2% to $8,903,576 from $6,998,378 in 2002. The increase in net premium written during 2003 was attributable primarily to an increase in the number of insureds and rate increases under the AICPA Professional Liability Plan and net premiums written for the attorney’s professional liability business, compared to 2002.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income decreased $267,761 or 18.0% in 2004 to $1,227,610 from $1,495,371 in 2003. Net investment income in 2003 decreased by $392,407, or 20.8% from the $1,887,778 reported in 2002. The decrease in 2004 and in 2003 was due to a general decrease in interest rates and the shortening of the average duration of the fixed income portfolio.

Net realized gains and losses decreased $201,504 in 2004 to $732,491 from $933,995 in 2003. Net realized gains and losses in 2003 increased by $1,939,180 from a $1,005,185 loss in 2002.

Invested assets including investments and cash equivalents decreased by $1,300,950 or 2.4% to $53,316,145, in 2004 compared to $54,617,095 in 2003. 2003 invested assets increased by 10.5% from $49,426,851 as of December 31, 2002. Investment yield including net realized gains and losses in 2004 as of December 31 was 3.6% as compared to 4.7% in 2003 and 1.8% in 2002. Excluding realized gains and losses, the yield was 2.3% in 2004, 2.9% in 2003 and 3.8% in 2002. The decrease in investment yield excluding realized gains and losses from 2003 to 2004 and from 2002 to 2003 was due to a general decrease in interest rates and the shortening of the average duration of the fixed income portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates.

Unrealized gain on investments was $6,282,073 at December 31, 2004 compared to $6,039,616 at December 31, 2003. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 4.0% increase in unrealized gain on investments was due primarily to movement in the company’s equity portfolio. Unrealized gain on investments was $3,330,260 at December 31, 2002. Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2004 and 2003 is as follows:

	2004	2003
U.S. Treasury notes	0%	0%
Mortgage backed securities	47	41
Corporate debt securities	5	5
Obligations of state and political subdivisions	7	17
Equity securities	41	37

	100%	100%

Our Company’s fixed income, equity and hedge fund portfolios are invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. Our Company engages professional advisors to manage day to day investment matters under the oversight of our Investment Committee.

Our fixed income portfolio is managed with the target objectives of achieving an annualized rate of return for the trailing 5-year period of 250 basis points over the Consumer Price Index, and total returns commensurate with Merrill Lynch’s U.S. Domestic Index. Our overall fixed income portfolio is required to have at least an “A” S&P rating, an “A2” Moody’s rating or an equivalent rating from comparable rating agencies.

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

Our hedge fund portfolio is managed to reduce overall portfolio risk. It is required to invest over all major strategies and is limited to 10% of the total equity portfolio. At December 31, 2004 our hedge fund portfolio was less than 5% of our total equity portfolio.

Our losses and loss adjustment expenses increased by 103.9% to $5,104,341 in 2004 from $2,502,884 in 2003, and for 2003 decreased by 54.2% from $5,468,410 in 2002. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of approximately $2,494,106 in 2004, $5,016,302 in 2003 and $577,001 in 2002. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 57.6% in 2004, 29.8% in 2003 and 80.7% in 2002. Our losses and loss adjustment expenses in 2004, before the favorable development of prior years’ estimates of losses and loss adjustment expenses was $7,598,446. The reason for the favorable development of prior years’ estimates is discussed in more detail below under the caption “Losses and Loss Adjustment Expenses.” As noted above, the decrease in losses and loss adjustment expenses as a result of favorable development of prior years’ estimates of losses and loss adjustment expenses was the primary reason for our substantial increase in net income in 2003.

Policy acquisition costs of $2,591,612 were expensed in 2004 compared to $2,446,978 in 2003, an increase of 5.9%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Policy acquisition costs expensed in 2003 reflected an increase of 23.4% from $1,983,400 in 2002. Such costs as a percentage of premiums earned (excluding the effects of increases to retrocession premiums) were 29.3% in 2004, 29.2% in 2003 and 29.5% in 2002.

Operating and management expenses increased by 24.5% in 2004 to $1,371,950 from $1,101,528 in 2003. The primary reasons for this increase were increased audit and legal fees, costs of SEC compliance, and expenses related to a shareholder’s revised offer to acquire the Company. That offer was made in September 2004 to purchase all of AmerInst’s shares for 82.54% of book value. That offer was rejected by the Board for an inadequate price to be paid for control of AmerInst and because it was inconsistent with our mission. Operating and management expenses for 2003 increased by 16.2% from $947,750 in 2002 due to increased legal fees for investigation of ways in which we may be able to expand our business, increased costs of SEC compliance and our response to an offer to acquire the Company made in August 2003. The majority of the cost increases in both 2003 and 2004 were due to additional legal expenses incurred because of offers to purchase the Company.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaty and funding day-to-day operations. Our management expects to be able to meet these needs from premiums received and cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing, subject to regulatory limitations.

As of December 31, 2004, total invested assets amounted to $51,792,217, a decrease of $644,836 or 1.2% from $52,437,053 at December 31, 2003. Cash balances decreased from $2,180,042 at December 31, 2003 to $1,523,838 at December 31, 2004. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. Our liability for unpaid losses and loss adjustment expenses at December 31, 2004 was $29,701,842. We maintain fixed income securities and cash balances sufficient to meet the unpaid loss and loss adjustment expense amount.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $877,846 at December 31, 2004 and $570,309 at December 31, 2003. This balance fluctuates due to the timing of renewal premiums written.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys liability program written in 2003.

Prepaid expenses and other assets were $215,268 at December 31, 2004, an increase of 35.5% from 2003. These expenses relate to prepaid directors and officers’ liability insurance costs, director fees and management fees.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 2003 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for the carrier for the attorneys professional liability we reinsured in 2003 was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 2.6% increase over 2003 was due to the increase in net premiums earned by the Company.

During 2004, 2003 and 2002, the Board of Directors declared quarterly dividends payable on March 15, June 15, September 15 and December 15 of each year of $0.65 per share. The fourth quarter 2004 dividend was our thirty-eighth consecutive quarterly dividend of $0.65 per share.

Based in part upon the analysis that resulted in the $5.0 million reduction in our loss reserves discussed above, our Board of Directors determined that we had capital in excess of that currently required. Therefore, on December 22, 2003, the Board declared a special dividend of $10.50 per share, ($3.5 million in the aggregate) to return a portion of our capital to our shareholders. The special dividend was paid January 15, 2004.

Total dividends declared were $449,558 (net of adjustment to special dividend), $4,272,067 and $803,430, in 2004, 2003 and 2002, respectively. Continuation of quarterly dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions. We do not have any current plans to declare any more special dividends.

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2004 if such payment would reduce the realizable value of its assets ($61,491,071) to an amount less than the aggregate value of its liabilities ($44,527,182), issued share capital ($120,000), and share premium (additional paid-in capital in the amount of $5,879,981) accounts. As at December 31, 2004, $10,963,908 was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd., including its subsidiary, AmerInst Investment Company, Ltd., to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2004 and 2003 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2004	$4,455,276	$16,579,531	$33,786,651	$61,491,071
December 31, 2003	$4,478,785	$15,755,781	$34,753,061	$62,099,923

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through March 1, 2005, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 17,692 common shares for a total purchase price of $565,043. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 16,365 common shares from individuals who had died or retired for a total purchase price of $739,531. As a condition to the tender offer described below, the Authority authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $3,957,540.

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

        An actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year and the possible impact on our financial position. Unless a significant trend is evident during the year, our policy has been to make adjustments in the fourth quarter. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $2.5 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2004.

In 2003, for the first time, our actuary was able to analyze the loss and allocated loss adjustment expenses separately for CNA’s value plan and premier plan policies. The analysis of this additional data, not previously available from the ceding company, resulted in a decrease in the actuary’s estimate of ultimate loss and loss adjustment expenses. In addition, the actuary was able to obtain more detailed information concerning the distribution of policy limits purchased by insureds under the value plan. Using more detailed limits information also resulted in a decrease in ultimate loss and loss adjustment expenses. Detailed information for value plan policies was only available for treaty periods December 1, 1999 and after. Consequently, value plan experience for periods earlier than December 1, 1999 was included in the premier plan analysis.

In preparing ultimate loss and allocated loss adjustment expenses, the Company’s actuary examined a variety of methods. The actuary applied traditional loss development and generalized “Cape Cod” methods separately to case incurred loss and allocated loss adjustment expense data and to paid loss and allocated loss adjustment expense data. As noted above, separate calculations were done for the value and premier plans.

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

For premier plan and value plan business, many policies provide allocated loss adjustment expense coverage in addition to the standard $1 million per claim indemnity limit. The effect of a provision for allocated loss adjustment expense in addition to limits was estimated by performing a paid loss and allocated loss adjustment expense Bornhuetter-Ferguson (BF) calculation on the paid loss and allocated loss adjustment expense in addition to the limits. This is a change in methodology implemented for 2003. Previously, the actuary calculated an expected amount for the allocated loss adjustment expense in addition to limits loading. The change in methodology was made to begin to recognize the actual experience of allocated loss adjustment expense in addition to policies’ limits instead of selecting an expected amount. This change in methodology resulted in a decrease in the ultimate loss and allocated loss adjustment expense estimate. Based on the actuarial analysis, we believed it was reasonable to reduce loss reserves by $5.0 million in 2003. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our loss reserving philosophy.

The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. The actuary selected a 1.84% and a 2.01% frequency provision and a $449,425 and a $408,349 severity provision for allocated loss adjustment expense in addition to limits, based on historical allocated loss adjustment expense data, for 2004 and 2003, respectively.

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

Twice a year, the actuary has made recommendations of a range of ultimate loss estimate to our Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on this practice, the estimated loss ratio has been updated by the Board of Directors at least once each year, and has historically been near the high end of the range.

However, in recognition of the fact that, as more historical information becomes available, losses will become more predictable, management has a policy to bring our loss reserves for each policy year to the actuary’s middle estimate over succeeding years.

The attorneys’ professional liability coverage was a new program for the Company in 2003. The relationship with the carrier of that insurance was terminated December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. An estimated ultimate loss and allocated loss adjustment expense ratio of 75% was selected for this business.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

	Year Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross Liability for Loss and LAE Reserves	$25,335	$21,789	$20,300	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479	$28,727	$29,702
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	4,071	3,160	2,020	1,040	876	674	674	674	674	—	—

Net Liability for Unpaid Losses and LAE reserves	$21,264	$18,629	$18,280	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805	$28,727	$29,702

	Year Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Losses Reestimated as of:
One Year Later	17,957	15,709	16,871	14,877	18,988	24,368	24,873	27,993	25,193	27,210	—
Two Years Later	15,042	14,301	10,157	13,592	18,993	20,602	24,297	23,514	23,676
Three Years Later	13,637	8,413	10,133	13,597	15,583	20,026	21,008	21,997
Four Years Later	9,318	8,524	10,138	12,953	15,007	17,724	19,491
Five Years Later	9,750	8,529	9,000	12,376	13,686	16,207
Six Years Later	9,750	8,789	9,824	11,633	12,807
Seven Years Later	9,895	8,724	9,890	11,075
Eight Years Later	9,956	9,092	9,389
Nine Years Later	10,313	8,724
Ten Years Later	10,321
Cumulative Redundancy (Deficiency)	10,943	9,905	8,891	8,688	8,035	8,156	7,538	6,572	6,129	1,517
Cumulative Amount Paid Through:
One Year Later	3,998	2,883	3,027	3,566	3,024	3,302	4,340	3,851	3,697	3,557	—
Two Years Later	6,458	4,960	5,570	5,524	5,584	6,726	7,073	6,600	6,165
Three Years Later	7,701	6,255	6,455	6,913	7,621	8,592	8,904	8,145
Four Years Later	8,530	6,817	7,050	8,010	8,405	9,747	9,781
Five Years Later	8,893	7,046	7,445	8,267	9,105	10,028
Six Years Later	8,981	7,283	7,636	8,795	9,271
Seven Years Later	9,155	7,357	8,151	8,656
Eight Years Later	9,207	7,864	7,880
Nine Years Later	9,460	7,588
Ten Years Later	9,462

The above table of losses reestimated has been prepared on a net basis - i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 1994 through 2004 as of year-end 2004. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $9,905,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1995 year end liability was originally $18,629,000. As of December 31, 2004, we had paid $7,588,000 of the currently estimated $8,724,000 of losses and LAE that had been incurred for 1995 and prior years through the end of 2004; thus an estimated $1,136,000 in losses incurred through 1995 remain unpaid as of the current financial statement date.

In evaluating this information, it should be understood that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed maturity investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period that the claim is outstanding. Finally, we believe the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in the premium rates.

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

The table below provides information about our available for sale investments that are sensitive to changes in interest rates at December 31, 2004.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,246,518	$2,264,181
Due after one year through five years	3,952,798	3,995,323
Due after five years through ten years	0	0
Due after ten years	0	0

Subtotal	6,199,316	6,259,504
Mortgage-backed securities	24,130,644	24,237,946

Total	$30,329,960	$30,497,450

Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

Schedules II, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index and included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda

March 24, 2005

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(expressed in U.S. dollars)

	2004	2003
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at market value (amortized cost $30,329,960 and $32,452,707)	$30,497,450	$33,098,671
Equity securities, at market value (cost $15,180,184 and $13,944,730)	21,294,767	19,338,382

TOTAL INVESTMENTS	51,792,217	52,437,053
Cash and cash equivalents	1,523,928	2,180,042
Assumed reinsurance premiums receivable	877,846	570,309
Funds withheld (Note 3)	137,328	137,328
Accrued investment income	241,909	396,173
Deferred policy acquisition costs	1,147,815	1,118,866
Prepaid expenses and other assets	215,268	158,863

TOTAL ASSETS	$55,936,311	$56,998,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$29,701,842	$28,726,634
Unearned premiums	3,890,900	3,861,784
Dividend payable	—	3,483,386
Accrued expenses and other liabilities	231,936	220,546

TOTAL LIABILITIES	33,824,678	36,292,350

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 500,000 shares authorized, 2004 and 2003: 331,751 shares issued and outstanding	331,751	331,751
Additional paid-in-capital	6,801,870	6,801,870
Retained earnings	10,000,521	8,701,072
Accumulated other comprehensive income	6,282,073	6,039,616
Treasury stock (34,057 and 31,228 shares) at cost	(1,304,582)	(1,168,025)

TOTAL STOCKHOLDERS’ EQUITY	22,111,633	20,706,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,936,311	$56,998,634

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2004, 2003, and 2002

(expressed in U.S. dollars)

	2004	2003	2002
REVENUES
Net premiums earned (Note 6)	$8,856,809	$8,392,172	$6,775,407
Net investment income (Note 4)	1,227,610	1,495,371	1,887,778
Net realized gain (loss) (Note 4)	732,491	933,995	(1,005,185)

TOTAL REVENUES	10,816,910	10,821,538	7,658,000

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	5,104,341	2,502,884	5,468,410
Policy acquisition costs	2,591,612	2,446,978	1,983,400
Operating and management expenses (Note 7)	1,371,950	1,101,528	947,750

TOTAL LOSSES AND EXPENSES	9,067,903	6,051,390	8,399,560

NET INCOME (LOSS)	1,749,007	4,770,148	(741,560)

OTHER COMPREHENSIVE INCOME (LOSS),
Net unrealized holding gain (loss) arising during the period	974,948	3,643,351	261,108
Reclassification adjustment for (gain) and losses included in net income (loss)	(732,491)	(933,995)	(513,702)

OTHER COMPREHENSIVE INCOME (LOSS)	242,457	2,709,356	(252,594)

COMPREHENSIVE INCOME (LOSS)	$1,991,464	$7,479,504	$(994,154)

BASIC EARNINGS (LOSS) PER SHARE	$5.85	$15.73	$(2.40)

Average common shares outstanding for the year	299,109	303,330	308,750

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2004, 2003 and 2002

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2001	$331,751	$6,801,870	$9,747,981	$3,582,854	$(737,237)	$19,727,219

Net loss	—	—	(741,560)	—	—	(741,560)
Other comprehensive income
Unrealized loss on securities, net of reclassification adjustment	—	—	—	(252,594)	—	(252,594)
Purchases of treasury stock	—	—	—	—	(212,899)	(212,899)
Dividends ($2.60 per share)	—	—	(803,430)	—	—	(803,430)

BALANCE AT DECEMBER 31, 2002	$331,751	$6,801,870	$8,202,991	$3,330,260	$(950,136)	$17,716,736

Net income	—	—	4,770,148	—	—	4,770,148
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,709,356	—	2,709,356
Purchase of treasury stock	—	—	—	—	(217,889)	(217,889)
Dividends ($13.10 per share)	—	—	(4,272,067)	—	—	(4,272,067)

BALANCE AT DECEMBER 31, 2003	$331,751	$6,801,870	$8,701,072	$6,039,616	$(1,168,025)	$20,706,284

Net income	—	—	1,749,007	—	—	1,749,007
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	242,457	—	242,457
Purchases of treasury stock	—	—	—	—	(136,557)	(136,557)
Dividends ($2.60 per share) (net of adjustment to special dividend)	—	—	(449,558)	—	—	(449,558)

BALANCE AT DECEMBER 31, 2004	$331,751	$6,801,870	$10,000,521	$6,282,073	$(1,304,582)	$22,111,633

See accompanying notes to the consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2004, 2003 and 2002

(expressed in U.S. dollars)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,749,007	$4,770,148	$(741,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premiums on investments	(233,359)	(27,851)	(49,137)
Net realized (gains) losses on sale of investments	(732,495)	(933,995)	1,005,185
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(307,537)	(55,317)	630,882
Reinsurance balances recoverable	—	674,223	—
Fund deposit with a reinsurer	—	(29,328)	—
Accrued investment income	154,264	3,262	49,351
Deferred policy acquisition costs	(28,949)	(164,008)	(63,547)
Federal income taxes receivable	—	—	504,658
Prepaid expenses and other assets	(56,405)	(22,659)	(5,777)
Liability for losses and loss adjustment expenses	975,208	(1,752,209)	1,236,218
Unearned premiums	29,116	511,404	222,971
Reinsurance balances payable	—	—	(174,833)
Accrued expenses and other liabilities	11,390	(448,058)	96,197

Net cash provided by operating activities	1,560,240	2,525,612	2,710,608

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(35,715,388)	(36,621,289)	(30,336,802)
Proceeds from sales and maturities of investments	37,568,535	34,122,744	28,946,287

Net cash provided by (used in) investing activities	1,853,147	(2,498,545)	(1,390,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(3,932,944)	(788,681)	(803,430)
Purchases of treasury stock	(136,557)	(217,889)	(212,899)

Net cash used in financing activities	(4,069,501)	(1,006,570)	(1,016,329)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(656,114)	(979,503)	303,764
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,180,042	3,159,545	2,855,781

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,523,928	$2,180,042	$3,159,545

SUPPLEMENTAL DATA - Income taxes (received) paid	$—	$—	$(504,658)

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (AMIC Ltd.) and its predecessor (AIIC Inc.), has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA—endorsed insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”). In 1999, as part of the redomestication and restructuring, AMIC Ltd. assumed the rights and obligations of its predecessor under the reinsurance agreements.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. In August 1993, the AICPA Plan endorsed the CNA insurance group as its insurance carrier. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA. The “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

AMIC Ltd. entered into an excess loss arrangement with Professional Direct Insurance Company (“PDIC”) for a 15% quota share participation of the lawyer professional liability coverage provided by PDIC. The participation commenced January 1, 2003 and terminated December 31, 2003.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the liability for loss and loss adjustment expenses.

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

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual development and are modified if necessary.

Investments

AMIG Ltd. classifies investments as available-for-sale. Accordingly, AMIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income. Fair value of investments is based on market quotations. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

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

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2004 and 2003 $137,328 was held in deposit pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2004 and 2003, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $121,642 and $240,090, respectively. Additionally, at December 31, 2004 and 2003, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with investments with a carrying value of $17,102,599 and $17,518,895 respectively.

4.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2004 and 2003 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Fixed maturity investments:
Obligations of states and political subdivisions	$2,654,817	$70,604	$(771)	$2,724,750
Corporate debt securities	3,544,499	—	(9,745)	3,534,754
Mortgage-backed securities	24,130,644	206,508	(99,206)	24,237,946

Total fixed maturity investments	30,329,960	277,112	(109,622)	30,497,450
Equity securities	15,180,184	6,415,288	(300,705)	21,294,767

Total investments	$45,510,144	$6,692,400	$(410,327)	$51,792,217

$22,321 of the gross unrealized losses have been unrealized losses for greater than 12 months and $388,006 of the gross unrealized losses have been unrealized losses for less than 12 months. As of December 31, 2004, none of these securities were considered to be other than temporarily impaired.

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

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,246,518	$2,264,181
Due after one year through five years	3,952,798	3,995,323
Due after five years through ten years	0	0
Due after ten years	0	0

Subtotal	6,199,316	6,259,504
Mortgage-backed securities	24,130,644	24,237,946

Total	$30,329,960	$30,497,450

Information on sales and maturities of investments are as follows:

	2004	2003	2002
Total proceeds	$37,568,535	$34,122,744	$28,946,287
Gross gains	1,030,563	2,020,666	1,182,992
Gross losses	(298,072)	(1,086,671)	(669,290)

4.	INVESTMENTS (cont’d)

Major categories of net interest and dividend income, and net realized gains (losses) on sales of investments are summarized as follows:

	2004	2003	2002
Interest earned:
Fixed maturity investments	$1,028,487	$1,379,644	$1,828,710
Short term investments and cash and cash equivalents	110,733	95,807	58,584
Dividends earned	298,644	205,485	175,414
Investment expenses	(210,254)	(185,565)	(174,930)

Net investment income	$1,227,610	$1,495,371	$1,887,778

5.	LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2004 and 2003 are as follows:

	2004	2003
Case basis estimates	$6,023,870	$9,160,571
Incurred But Not Reported	23,677,972	19,566,063

Totals	$29,701,842	$28,726,634

Liability for losses and loss adjustment expense activity is as follows:

	2004	2003	2002
Liability net of reinsurance balances recoverable-beginning of year	$28,726,634	$29,804,620	$28,568,402

Incurred related to:
Current year	7,598,446	7,519,187	6,045,411
Prior years	(2,494,106)	(5,016,302)	(577,001)

Total incurred	5,104,340	2,502,885	5,468,410

Paid related to:
Current year	(154,413)	(679,286)	(138,324)
Prior years	(3,974,719)	(2,901,585)	(4,093,868)

Total paid	(4,129,132)	(3,580,871)	(4,232,192)

Liability net of reinsurance balances recoverable-end of year	$29,701,842	$28,726,634	$29,804,620

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $2,494,106, $5,016,302 and $577,001 in 2004, 2003 and 2002, respectively. The 2004 decrease related mainly to positive loss development in the policy years 1995 to 2002. The 2003 decrease related mainly to positive loss development in the policy years 1988 to 2000. The 2002 decrease related mainly to positive loss development in the fiscal years 1988 to 1999.

6.	NET PREMIUMS EARNED

A reconciliation of assumed to net premiums, on both a written and an earned basis is as follows:

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Assumed	$8,885,926	$8,856,809	$8,903,576	$8,392,172	$6,938,801	$6,715,830
Retroceded	—	—			(59,577)	(59,577)

Net premiums	$8,885,926	$8,856,809	$8,903,576	$8,392,172	$6,998,378	$6,775,407

Revisions to the estimates of ultimate premiums pursuant to the retrocession agreements resulted in additional reductions to retroceded premiums recorded of $0, $0 and $59,577 during 2004, 2003 and 2002, respectively.

7.	OPERATING AND MANAGEMENT EXPENSES

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (Bermuda) Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of the AMIG Ltd.’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than ninety days nor less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $312,848 in 2004, $228,367 in 2003 and $212,192 in 2002.

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

Under the Bermuda Companies Act, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2004 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities ($33,824,678), issued share capital ($331,751) and share premium (additional paid-in capital in the amount of $6,801,870) accounts. As at December 31, 2004, $16,282,594 was available to stockholders in accordance with these provisions.

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2004 and 2003 these requirements have been met. The minimum required statutory capital and surplus was $4,455,276 and $4,478,785 and actual statutory capital and surplus was $16,579,531 and $15,755,781 at December 31, 2004 and 2003. The minimum required level of liquid assets was $33,786,651 and $34,753,061 and actual liquid assets were $61,491,071 and $62,099,923 at December 31, 2004 and 2003, respectively.

10.	SUBSEQUENT EVENT

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $3,957,540.

11.	UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2004	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$2,049,150	$2,207,270	$2,302,646	$2,297,743
Net investment income	428,003	165,194	378,898	255,515
Net realized gain	97,175	89,876	251,949	293,491

Total revenues	2,574,328	2,462,340	2,933,493	2,846,749

Net income (loss)	$76,245	$(326,045)	$22,063	$1,976,744
Basic and diluted net (loss) income per share	$0.25	$(1.09)	$0.07	$6.62

2003	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$1,829,666	$2,127,371	$2,344,673	$2,090,462
Net Investment income	393,355	427,050	391,667	283,299
Net realized gain (loss)	197,188	95,970	73,432	567,405

Total revenues	2,420,209	2,650,391	2,809,772	2,941,166

Net income (loss)	$(65,384)	$(177,731)	$(146,188)	$5,159,451
Basic and diluted net (loss) income per share	$(0.21)	$(0.58)	$(0.48)	$17.00

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2005 the (“Proxy Statement”), a copy of which we intend to file with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, both of whom are directors of the Company.

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. You can find our Code of Business Conduct and Ethics on our internet site, www.amerinst.bm. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of the Securities Exchange Commission on our internet site.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See Index to Financial Statements on page 15.

(a)(2)	See Index to Financial Statement Schedules on page 15.

(a)(3)	See Index to Exhibits set forth on pages 40 - 41.

(b)	See Index to Exhibits set forth on pages 40 - 41.

(c)	See Index to Financial Statement Schedules on page 15.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2004

Type of investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$24,130,644	$24,237,946	$24,237,946
States, municipalities and political subdivisions	2,654,817	2,724,750	2,724,750
All other corporate bonds	3,544,499	3,534,754	3,534,754

Total fixed maturities	30,329,960	30,497,450	30,497,450

Equities:
Common stocks:
Bank, trust and insurance companies	1,744,970	2,845,019	2,845,019
Industrial, miscellaneous and all other	13,435,214	18,449,748	18,449,748

Total equities securities	15,180,184	21,294,767	21,294,767

Total investments	$45,510,144	$51,792,217	$51,792,217

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

AMERINST INSURANCE GROUP, LTD.

REINSURANCE—SCHEDULE IV

Year Ended	Column A	Column B	Column C	Column D	Column E	Column F
	Line of Business	Gross Premium Written	Ceded to Other Companies	Assumed Premiums Written	Net Premiums Written	% Assumed To Net Premiums Written
December 31, 2004	Professional Liability	—	—	8,885,926	8,885,926	100.0%
December 31, 2003	Professional Liability	—	—	8,903,576	8,903,576	100.0%
December 31, 2002	Professional Liability	—	(59,577)	6,938,801	6,998,378	99.1%

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005	AMERINST INSURANCE GROUP, LTD.

	By:	/s/ Stuart H. Grayston
Stuart H. Grayston, President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Stuart H. Grayston Stuart H. Grayston	President and Director (Principal Executive Officer)	March 31, 2005

/s/ Murray Nicol Murray Nicol	Vice-President, Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Ronald S. Katch Ronald S. Katch	Director and Chairman of the Board	March 31, 2005

/s/ Jerome A. Harris Jerome A. Harris	Director and Vice-Chairman of the Board	March 31, 2005

/s/ David N. Thompson David N. Thompson	Director	March 31, 2005

/s/ John T. Schiffman John T. Schiffman	Director	March 31, 2005

/s/ Irvin F. Diamond Irvin F. Diamond	Director	March 31, 2005

/s/ Jeffry I. Gillman Jeffry I. Gillman	Director	March 31, 2005

/s/ Jerrell A. Atkinson Jerrell A. Atkinson	Director	March 31, 2005

INDEX TO EXHIBITS

YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AIIG (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4) 1995 placement slip (5) 1996 placement slip (6) 1997 placement slip (8) 1998 placement slip (10) and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7) Addenda to Management Agreement dated July 1, 1997 (8) Addenda to Management Agreement dated July 1, 1998 (10) Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12) and Addenda to Agreement between AmerInst Insurance Company Ltd. (“AMIC Ltd.”) and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AmerInst Insurance Group Inc., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.18	Director Compensation Summary

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Accountants (11)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.

(2)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with AMIG LTD.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.