Form 10-Q
period 2005-03-31
AMERINST INSURANCE GROUP LTD
filed 2005-05-13
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

As of May 2, 2005, the registrant had 331,751 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2005	As of December 31, 2004
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $27,119,828 and $30,329,960)	$27,029,894	$30,497,450
Equity securities, at market value (cost $15,546,030 and $15,180,184)	20,754,337	21,294,767

TOTAL INVESTMENTS	47,784,231	51,792,217
Cash and cash equivalents	1,539,323	1,523,928
Assumed reinsurance balances receivable	423,294	877,846
Fund deposit with a reinsurer	95,026	137,328
Accrued investment income	219,813	241,909
Deferred policy acquisition costs	1,181,159	1,147,815
Prepaid expenses and other assets	148,588	215,268

TOTAL ASSETS	$51,391,434	$55,936,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,088,704	$29,701,842
Unearned premiums	4,003,931	3,890,900
Accrued expenses and other liabilities	444,120	231,936

TOTAL LIABILITIES	34,536,755	33,824,678

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2004 and 2003: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	10,167,368	10,000,521
Accumulated other comprehensive income	5,118,373	6,282,073
Treasury stock (100,602 and 34,057 shares) at cost	(5,564,683)	(1,304,582)

TOTAL STOCKHOLDERS’ EQUITY	16,854,679	22,111,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,391,434	$55,936,311

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
REVENUE
Net premiums earned	$2,164,916	$2,049,150
Net investment income	235,174	428,003
Net realized gain on investments	425,409	97,175

TOTAL REVENUE	2,825,499	2,574,328
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,515,441	1,636,691
Policy acquisition costs	638,650	594,772
Operating and management expenses	353,672	266,620

TOTAL LOSSES AND EXPENSES	2,507,763	2,498,083

NET INCOME	$317,736	$76,245

OTHER COMPREHENSIVE LOSS
Net unrealized holding gains (losses) arising during the period	(738,291)	(41,223)
Reclassification adjustment for (gains) and losses included in net income	(425,409)	(97,175)

OTHER COMPREHENSIVE LOSS	(1,163,700)	(138,398)

COMPREHENSIVE LOSS	$(845,964)	$(62,153)

RETAINED EARNINGS, BEGINNING OF PERIOD	$10,000,521	$8,701,072
Net income	317,736	76,245
Dividends	(150,889)	(195,150)

RETAINED EARNINGS, END OF PERIOD	$10,167,368	$8,582,167

Per share amounts
Net income	$1.30	$0.25

Dividends	$0.65	$0.65

Weighted average number of shares outstanding for the entire period	245,108	300,247

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,419,403	$1,190,286

INVESTING ACTIVITIES
Purchases of investments	(8,058,935)	(8,006,434)
Proceeds from sales and maturities of investments	11,065,917	10,203,341

Net Cash Provided by (used in) Investing Activities	3,006,982	2,196,907

FINANCING ACTIVITIES
Purchase of treasury shares	(4,260,101)	(28,579)
Dividends paid	(150,889)	(3,678,536)

Net Cash Used in Financing Activities	(4,410,990)	(3,707,115)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15,395	$(319,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,523,928	$2,180,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,539,323	$1,860,120

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2005

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2004 and notes thereto, included in AmerInst’s annual report as of that date.

In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended March 31, 2005, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary, including Staff Accounting Bulletin 59, Accounting for Non-current Marketable Equity Securities, SFAS 115, and FASB Staff Implementation Guide to SFAS 115.

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

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,224,941, including tender offer expenses of $267,401.

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

OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004:

We recorded net income of $317,736 for the first quarter of 2005 compared to a net income of $76,245 for the same period of 2004. This improvement was due to an increase in our net premiums earned and a decrease in our recorded losses. Our earned premiums for the first quarter of 2005 were $2,164,916 compared to $2,049,150 for the first quarter of 2004, an increase of 5.6%. The increase in earned premiums was due to the timing of policies written under the current treaty compared to the same period in 2004. Net premiums written for the three months ended March 31, 2005 were $2,277,947, compared to $2,417,337 for the first quarter of 2004, a decrease of $139,390 or 5.8%. The decrease in net premiums written was primarily attributable to an adjustment recorded in the first quarter for 2004 to include prior period additional premium not previously recorded.

Our loss ratio for the first quarter of 2005 was 70.0%, compared to 79.9% for the same period of 2004. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first quarter of 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned. For the first quarter of 2004, to determine total losses we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current premiums earned and 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2004 was 57.6%. The 70% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2005 is a decrease from the loss ratio of 80% for the comparable period of 2004 due to favorable loss trends.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $638,650 in the first quarter of 2005 compared to $594,772 for the same period of 2004, an increase of $43,878 or 7.4%. These costs were 29.5% and 29.0% of net premiums earned for the quarters ended March 31, 2005 and 2004, respectively. The increase in policy acquisition costs in 2004 is due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $353,672 in the first quarter of 2005 compared to $266,620 for the same period of 2004, an increase of $87,052 or 32.7%. The increase was primarily due to legal expenses incurred in the first quarter of 2005 compared to the same period of 2004.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $10,825 for the first quarter of 2005 compared to a net underwriting loss of $182,313 for the same period of 2004, an improvement of $193,138. The improvement was primarily due to an increase in net premiums earned and a decrease in recorded losses resulting from using an estimated loss ratio of 70.0% (as a result of favorable loss development) for the first quarter of 2005 compared to an estimated loss ratio of 79.9% for the comparable period in 2004.

We recorded net investment income of $235,174 in the first quarter of 2005 compared to $428,003 for the same period of 2004, a decrease of $192,829 or 45.0%. A reason for the decrease was the sale of fixed income securities to fund the tender offer payments (described below under “Financial Condition and Liquidity”), decreasing the potential interest earnings. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income was 1.8% for the first quarter of 2005, a decrease from the 3.2% yield earned in the first quarter of 2004. The decrease in investment yield was due to a reduction in interest received in the first quarter of 2005 compared to the same period of 2004. This is due to a general decrease in interest rates and the shortening of the average duration of the fixed income portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates. Sales of securities during the first quarter of 2005 resulted in realized capital gains of $425,409, compared to gains of $97,175 in the first quarter of 2004. Gains recorded in the first quarter of 2005 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2005, our total investments were $47,784,231, a decrease of $4,007,986 or 7.7% from $51,792,217 at December 31, 2004. The decrease was primarily due to the sale of fixed income securities to fund the tender offer payments. Cash and cash equivalents balances increased from $1,523,928 at December 31, 2004 to $1,539,323 at March 31, 2005, an increase of $15,395, or 1.0%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at March 31, 2005 was 1.43:1, compared to a ratio of 1.58:1 at December 31, 2004.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $877,846 at December 31, 2004 and $423,294 at March 31, 2005. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through May 2, 2005, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 18,433 common shares for a total purchase price of $609,503. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 18,255 common shares from individuals who had died or retired for a total purchase price of $877,467. As a condition to the tender offer described below, the Authority authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,224,941, including tender offer expenses of $267,401.

We paid our thirty-ninth consecutive regular quarterly dividend of $0.65 per share during the first quarter of 2005. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $36.00 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.3% from the inception of the Company based on a per share purchase price of $25.00 paid by the original shareholders, and using a value of $60.00 per share as of March 31, 2005.

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis of the results of operations and financial condition contained in our Annual Report on Form 10-K dated March 31, 2005.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at March 31, 2005 and December 31, 2004 respectively.

	Estimated Fair Value 03/31/2005	Estimated Fair Value 12/31/2004
Fixed Income Portfolio
Due in one year or less	$3,746,930	$2,264,181
Due after one year through five years	2,444,607	3,995,323
Due after five years through ten years	0	0
Due after ten years	0	0

Sub-total	$6,191,537	$6,259,504
Mortgage backed securities	$20,838,357	$24,237,946

Total	$27,029,894	$30,497,450

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through May 2, 2005, the Company had repurchased 18,255 common shares pursuant to such program. No shares were purchased under this program during the three months ended March 31, 2005.

From time to time, the Company has also purchased common shares in privately negotiated transactions. Through May 2, 2005, the Company had repurchased 18,433 common shares in such privately negotiated transactions.

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,224,941, including tender offer expenses of $267,401.

The following table shows information relating to the repurchase of common shares pursuant to the self-tender offer and the program described above during the three month period ended March 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2005	65,959	$60.00	65,959	N/A
February 2005	—	—	—	N/A
March 2005	586	$60.00	586	N/A
Total	66,545	$60.00	66,545	N/A

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	And	By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

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