Form 10-Q
period 2005-06-30
AMERINST INSURANCE GROUP LTD
filed 2005-08-12
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005.

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

As of August 2, 2005, the registrant had 331,751 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2005	As of December 31, 2004
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $26,672,685 and $30,329,960)	$26,576,929	$30,497,450
Equity securities, at market value (cost $15,441,147 and $15,180,184)	20,513,589	21,294,767

TOTAL INVESTMENTS	47,090,518	51,792,217
Cash and cash equivalents	2,333,661	1,523,928
Assumed reinsurance balances receivable	381,225	877,846
Fund deposit with a reinsurer	95,026	137,328
Accrued investment income	210,985	241,909
Deferred policy acquisition costs	1,142,426	1,147,815
Prepaid expenses and other assets	225,706	215,268

TOTAL ASSETS	$51,479,547	$55,936,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,058,025	$29,701,842
Unearned premiums	3,846,875	3,890,900
Assumed reinsurance balances payable	472,988	—
Accrued expenses and other liabilities	472,143	231,936

TOTAL LIABILITIES	34,850,031	33,824,678

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2005 and 2004: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	10,304,416	10,000,521
Accumulated other comprehensive income	4,976,686	6,282,073
Shares held by subsidiary (102,647 and 34,057 shares) at cost	(5,785,207)	(1,304,582)

TOTAL STOCKHOLDERS’ EQUITY	16,629,516	22,111,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,479,547	$55,936,311

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Six Months Ended Jun 30, 2005	Six Months Ended Jun 30, 2004	Three Months Ended Jun 30, 2005	Three Months Ended Jun 30, 2004
REVENUE
Net premiums earned	$4,466,848	$4,256,420	$2,301,932	$2,207,270
Net investment income	538,052	593,197	302,878	165,194
Net realized gain on investments	962,224	187,051	536,815	89,876
TOTAL REVENUE	5,967,124	5,036,668	3,141,625	2,462,340
LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,151,630	3,400,935	1,636,189	1,764,244
Policy acquisition costs	1,318,411	1,239,475	679,761	644,703
Operating and management expenses	893,755	646,058	540,083	379,438
TOTAL LOSSES AND EXPENSES	5,363,796	5,286,468	2,856,033	2,788,385
NET INCOME (LOSS)	$603,328	$(249,800)	$285,592	$(326,045)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	(343,163)	400,090	395,128	441,313
Reclassification adjustment for (gains) included in net income (loss)	(962,224)	(187,051)	(536,815)	(89,876)
OTHER COMPREHENSIVE INCOME (LOSS)	(1,305,387)	213,039	(141,687)	351,437
COMPREHENSIVE INCOME (LOSS)	$(702,059)	$(36,764)	$143,905	$25,389
RETAINED EARNINGS, BEGINNING OF PERIOD	$10,000,521	$8,701,072	$10,167,368	$8,582,167
Net income (loss)	603,328	(249,800)	285,592	(326,045)
Dividends	(299,433)	(389,517)	(148,544)	(194,367)
RETAINED EARNINGS, END OF PERIOD	$10,304,416	$8,061,755	$10,304,416	$8,061,755
Per share amounts
Net income (loss)	$2.53	$(0.83)	$1.24	$(1.09)
Dividends	$1.30	$1.30	$0.65	$0.65
Weighted average number of shares outstanding for the entire period	237,804	299,655	229,419	299,379

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended Jun 30, 2005	Six Months Ended Jun 30, 2004
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$2,491,286	$1,808,788

INVESTING ACTIVITIES
Purchases of investments	(16,267,677)	(17,277,558)
Proceeds from sales and maturities of investments	19,366,182	19,692,027

Net Cash Provided by Investing Activities	3,098,505	2,414,469

FINANCING ACTIVITIES
Purchase of common shares by subsidiary	(4,480,625)	(82,074)
Dividends paid	(299,433)	(3,872,903)

Net Cash Used in Financing Activities	(4,780,058)	(3,954,977)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$809,733	$268,280
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,523,928	$2,180,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,333,661	$2,448,322

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

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

At the June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1,” as final. The final FSP will supersede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF D-44, “Recognition of Other-Than Temporary Impairment upon the Planned Sale of Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance, such as FAS 115, SAB 59 and APB 18. FSP FAS 115-1 will codify the guidance set forth in EITF D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a significant impact on the net income or equity of the Company.

Tender Offer

On December 17, 2004, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,689.

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

Professional Liability Coverage

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

Depending on the insured, defense costs for the policies issued by CNA (and reinsured by us) are either within the policy limits or in addition to policy limits. CNA charges additional premiums to cover the cost of providing defense costs in addition to the policy limits under its “value plan.” Insureds under the value plan have separate limits for losses and defense costs. There are a few states in which, if the insured contests the settlement recommended by the insurer, those policies will only cover costs that do not exceed the lesser of the amount for which the claim could have been settled or the policy limits.

OPERATIONS

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

We recorded net income of $285,592 for the second quarter of 2005 compared to a net loss of $326,045 for the same period of 2004. This improvement was due to an increase in our net premiums earned and a decrease in our recorded losses and an improvement of our investment returns. Our earned premiums for the second quarter of 2005 were $2,301,932 compared to $2,207,270 for the second quarter of 2004, an increase of 4.3%. The increase in earned premiums was due to the timing of policies written under the current treaty compared to the same period in 2004. Net premiums written for the three months ended June 30, 2005 were $2,144,877, compared to $1,368,302 for the second quarter of 2004, an increase of $776,575 or 56.8%. The increase in net premiums written was primarily attributable to premiums written under a new treaty effective June 1, 2005.

Our loss ratio for the second quarter of 2005 was 71.1%, compared to 79.9% for the same period of 2004. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorney’s professional liability plan. For the second quarter of 2004, to determine total losses we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current premiums earned and 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2004 was 57.6%. The 70% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2005 is a decrease from the loss ratio of 80% for the comparable period of 2004 due to favorable loss trends.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $679,761 in the second quarter of 2005 compared to $644,703 for the same period of 2004, an increase of $35,058 or 5.4%. These costs were 29.5% and 29.2% of net premiums earned for the quarters ended June 30, 2005 and 2004, respectively. The increase in policy acquisition costs in 2005 is due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $540,083 in the second quarter of 2005 compared to $379,438 for the same period of 2004, an increase of $160,645 or 42.3%. The increase was primarily due to legal expenses incurred in the second quarter of 2005 compared to the same period of 2004.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $14,018 for the second quarter of 2005 compared to a net underwriting loss of $201,677 for the same period of 2004, an improvement of $187,659. The improvement was primarily due to an increase in net premiums earned and a decrease in recorded losses resulting from using an estimated loss ratio of 71.1% (as a result of favorable loss development) for the second quarter of 2005 compared to an estimated loss ratio of 79.9% for the comparable period in 2004.

We recorded net investment income of $302,878 in the second quarter of 2005 compared to $165,194 for the same period of 2004, an increase of $137,684 or 83.3%. Reasons for the increase included an increase in dividend income generated by the equity portfolio and an increase in net investment income generated by the fixed income portfolio. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income, was 2.5% for the second quarter of 2005, an increase from the 1.3% yield earned in the second quarter of 2004. The increase in investment yield was due to an increase in dividend income and an increase in interest rates. Sales of securities during the second quarter of 2005 resulted in realized capital gains of $536,815, compared to gains of $89,876 in the second quarter of 2004. Gains recorded in the second quarter of 2005 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

We recorded net income of $603,328 for the six months ended June 30, 2005 compared to a net loss of $249,800 for the six months ended June 30, 2004. This improvement is due to an increase in net premiums earned and net realized gain on investments and a decrease in recorded losses and loss adjustment expenses, offset by a decrease in net investment income, an increase in our policy acquisition costs and operating and management expenses..

Our net premiums earned for the first six months of 2005 were $4,466,848 compared to $4,256,420 for 2004. The change of $210,428 represented a 4.9% increase. The increase in net premiums earned was attributable to the continued increase of net premiums written under the CNA treaties and premiums written under a new treaty effective June 1, 2005. Premiums written in the six months ended June 30, 2005 were $4,422,824 compared to $3,785,639 for the same period in 2004.

Our loss ratio for the first six months of 2005 was 70.6% compared to 79.9% for the same period of 2004. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first six months of 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorney’s professional liability plan. For the first six months of 2004, to determine total losses we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current premiums earned and 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2004 was 57.6%. The 70% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2005 is a decrease from the loss ratio of 80% for the comparable period of 2004 due to favorable loss trends.

We expensed policy acquisition costs of $1,318,411 in the first six months of 2005 compared to $1,239,475 for the same period of 2004, an increase of $78,936 or 6.4%. These costs were 29.5% and 29.1% of premiums earned for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in policy acquisition costs in 2005 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $3,193 for the six month period ended June 30, 2005 compared to net underwriting loss of $383,990 for the same period in 2004, an improvement of $380,797 or 99.2%. The more favorable underwriting results in 2005 were primarily due to an increase in net premiums earned and a decrease in net incurred losses.

We realized capital gains of $962,224 during the six months ended June 30, 2005 compared to $187,051 in capital gains in the same period of 2004. Gains recorded in 2005 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through June 30, 2005 was $538,052 compared to $593,197 for the same period of 2004. Investment yield for the six months ended June 30, 2005 was approximately 2.1% as compared to 2.3% for the first six months of 2004.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2005, our total investments were $47,090,518, a decrease of $4,701,699 or 9.1% from $51,792,217 at December 31, 2004. The decrease was primarily due to the sale of fixed income securities to fund the purchase of shares pursuant to the self-tender offer described below. Cash and cash equivalents balances increased from $1,523,928 at December 31, 2004 to $2,333,661 at June 30, 2005, an increase of $809,733, or 53.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at June 30, 2005 was 1.42:1, compared to a ratio of 1.58:1 at December 31, 2004.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions payable to the issuing carriers less assumed losses payable. This balance was a receivable of $877,846 at December 31, 2004 and was $381,225 at June 30, 2005. A $472,988 payable has been recorded as assumed reinsurance balances payable relating to CNA and attorney’s professional liability plans. These balances fluctuate due to the timing of renewal premiums written and assumed losses paid.

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through August 2, 2005, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 18,433 common shares for a total purchase price of $609,503. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 19,208 common shares from individuals who had died or retired for a total purchase price of $948,255. As a condition to the tender offer described below, the Authority authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

On December 17, 2004, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,689.

We paid our fortieth consecutive regular quarterly dividend of $0.65 per share during the second quarter of 2005. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $37.00 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.3% from the inception of the Company based on a per share purchase price of $25.00 paid by the original shareholders, and using a value of $60.00 per share as of June 30, 2005.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis of the results of operations and financial condition contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at June 30, 2005 and December 31, 2004 respectively.

	Estimated Fair Value 06/30/2005	Estimated Fair Value 12/31/2004
Fixed Income Portfolio
Due in one year or less	$3,515,225	$2,264,181
Due after one year through five years	3,740,888	3,995,323
Due after five years through ten years	0	0
Due after ten years	0	0

Sub-total	$7,256,113	$6,259,504
Mortgage backed securities	$19,320,816	$24,237,946

Total	$26,576,929	$30,497,450

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, AmerInst Investment Company, Ltd. has purchased shares of AmerInst’s common stock from individual shareholders who have died or retired from the practice of accounting. Through August 2, 2005, AmerInst Investment Company, Ltd. had purchased 19,208 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended June 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2005	1,890	$72.98	1,890	N/A
May 2005	—	—	—	N/A
June 2005	—	—	—	N/A
Total	1,890	$72.98	1,890	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through August 2, 2005, AmerInst Investment Company, Ltd. had purchased 18,433 common shares in such privately negotiated transactions.

The following table shows information relating to the purchase of common shares pursuant to the program described above during the three month period ended June 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2005	155	$60.00	155	N/A
May 2005	—	—	—	N/A
June 2005	—	—	—	N/A
Total	155	$60.00	155	N/A

Item 4. Submission of Matters to a Vote of Security Holders

On June 2, 2005, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by the holders of a majority of our shares:

1.	The proposal to elect Jeffry I. Gillman, Irvin F. Diamond, and Jerrell A. Atkinson as directors of the Company to serve for a term expiring at the 2008 Annual General Meeting of Shareholders, and to elect John T. Schiffman as a director of the Company to serve for a term expiring at the 2006 Annual General Meeting of Shareholders; and

2.	The proposal to re-appoint Deloitte & Touche as the Company’s independent auditors.

The following matters were not approved by shareholders:

3.	The shareholder proposal “maximize my shareholder value” presented at the Annual General Meeting.

4.	The shareholder proposal “no voting of treasury shares” as presented at the Annual General Meeting

The vote with respect to each proposal is set forth below. The 102,647 shares held by AmerInst Investment Company, Ltd. are included in these totals, and were voted for each of the director nominees, for proposal 2, and against proposals 3 and 4.

Matter		For	Against	Abstain
1.	Election of each of the following Individuals as directors of the Company:
	Jeffry I. Gillman	182,243	—	11,350
	Irvin F. Diamond	182,243	—	11,350
	Jerrell A. Atkinson	182,243	—	11,350
	John T. Schiffman	182,135	—	11,458

2.	Appointment of Deloitte & Touche as the Company’s independent auditors	186,491	4,976	2,126

3.	Shareholder proposal “maximize my shareholder value” as presented at the Annual General Meeting	37,905	151,677	4,011

4.	Shareholder proposal “no voting of treasury shares” as presented at the Annual General Meeting	53,669	138,227	1,697

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2005		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

		By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

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