Form 10-Q
period 2005-09-30
AMERINST INSURANCE GROUP LTD
filed 2005-11-14
CIK 1065201

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2005, the registrant had 331,751 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2005	As of December 31, 2004
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $25,592,274 and $30,329,960)	$25,404,527	$30,497,450
Equity securities, at market value (cost $15,860,027 and $15,180,184)	20,907,366	21,294,767

TOTAL INVESTMENTS	46,311,893	51,792,217
Cash and cash equivalents	2,397,395	1,523,928
Assumed reinsurance balances receivable	1,753,880	877,846
Fund deposit with a reinsurer	95,026	137,328
Accrued investment income	190,985	241,909
Deferred policy acquisition costs	1,056,552	1,147,815
Prepaid expenses and other assets	297,726	215,268

TOTAL ASSETS	$52,103,457	$55,936,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$30,466,734	$29,701,842
Unearned premiums	3,642,254	3,890,900
Assumed reinsurance balances payable	1,152,115	—
Accrued expenses and other liabilities	407,810	231,936

TOTAL LIABILITIES	35,668,913	33,824,678

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2005 and 2004: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	10,297,327	10,000,521
Accumulated other comprehensive income	4,859,592	6,282,073
Shares held by subsidiary (103,600 and 34,057 shares) at cost	(5,855,996)	(1,304,582)

TOTAL STOCKHOLDERS’ EQUITY	16,434,544	22,111,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,103,457	$55,936,311

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004	Three Months Ended Sep 30, 2005	Three Months Ended Sep 30, 2004
REVENUE
Net premiums earned	$6,693,296	$6,559,066	$2,226,448	$2,302,646
Net investment income	820,000	972,095	281,948	378,898
Net realized gain on investments	1,249,351	439,000	287,127	251,949
TOTAL REVENUE	8,762,647	7,970,161	2,795,523	2,933,493
LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,712,455	5,242,077	1,560,825	1,841,142
Policy acquisition costs	1,950,673	1,915,154	632,262	675,679
Operating and management expenses	1,206,684	1,040,667	312,929	394,609
TOTAL LOSSES AND EXPENSES	7,869,812	8,197,898	2,506,016	2,911,430
NET INCOME (LOSS)	$892,835	$(227,737)	$289,507	$22,063
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	(173,130)	(587,886)	170,033	(987,956)
Reclassification adjustment for (gains) included in net income (loss)	(1,249,351)	(439,000)	(287,127)	(251,949)
OTHER COMPREHENSIVE (LOSS)	(1,422,481)	(1,026,866)	(117,094)	(1,239,905)
COMPREHENSIVE INCOME (LOSS)	$(529,646)	$(1,254,603)	$172,413	$(1,217,842)
RETAINED EARNINGS, BEGINNING OF PERIOD	$10,000,521	$8,701,072	$10,304,416	$8,061,755
Net income (loss)	892,835	(227,737)	289,507	22,063
Dividends	(596,029)	(583,647)	(296,596)	(194,130)
RETAINED EARNINGS, END OF PERIOD	$10,297,327	$7,889,688	$10,297,327	$7,889,688
Per share amounts
Net income (loss)	$3.81	$(0.76)	$1.26	$0.07
Dividends	$2.60	$1.95	$1.30	$0.65
Weighted average number of shares outstanding for the entire period	234,003	299,592	228,151	298,724

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$2,150,543	$1,589,862

INVESTING ACTIVITIES
Purchases of investments	(22,493,947)	(27,225,990)
Proceeds from sales and maturities of investments	26,364,314	29,731,120

Net Cash Provided by Investing Activities	3,870,367	2,505,130

FINANCING ACTIVITIES
Purchase of common shares by subsidiary	(4,551,414)	(86,582)
Dividends paid	(596,029)	(4,067,033)

Net Cash Used in Financing Activities	(5,147,443)	(4,153,615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$873,467	$(58,623)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,523,928	$2,180,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,397,395	$2,121,419

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2005

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2004 and notes thereto, included in AmerInst’s annual report on Form 10-K for the year ended December 31, 2004.

In June 2005, the FASB directed its staff to issue the proposed FSP EITF Issue 03-1-a as final and it will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than when the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company believes that its current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, the adoption of this standard has no impact on the Company’s results of operations or financial condition.

Tender Offer

On December 17, 2004, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698.

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

Our reinsurance activity depends upon agreements with outside parties. In August 1993 we began the current reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

We recorded net income of $289,507 for the third quarter of 2005 compared to net income of $22,063 for the same period of 2004. This improvement was due to a decrease in our recorded losses and an improvement of our investment returns. Our earned premiums for the third quarter of 2005 were $2,226,448 compared to $2,302,646 for the third quarter of 2004, a decrease of 3.3%. The decrease in earned premiums was due to the timing of policies written under the current treaty compared to the same period in 2004. Net premiums written for the three months ended September 30, 2005 were $2,021,827, compared to $2,472,805 for the third quarter of 2004, a decrease of $450,978 or 18.2%. The decrease in net premiums written was primarily attributable to a decrease in CNA’s program writings for the third quarter due to a decrease in the number of policies written and a slight decrease in policy rates.

Our loss ratio for the third quarter of 2005 was 70.1%, compared to 79.9% for the same period of 2004. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the third quarter of 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums. For the third quarter of 2004, to determine total losses we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current premiums earned and 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2004 was 57.6%. The 70% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2005 is a decrease from the loss ratio of 80% for the comparable period of 2004 and is the result of favorable loss trends.

AMERINST INSURANCE GROUP, LTD.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $632,262 in the third quarter of 2005 compared to $675,679 for the same period of 2004, a decrease of $43,417 or 6.4%. These costs were 28.4% and 29.2% of net premiums earned for the quarters ended September 30, 2005 and 2004, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $312,929 in the third quarter of 2005 compared to $394,609 for the same period of 2004, a decrease of $81,680 or 20.7%. The decrease is primarily attributable to costs for strategic and business planning legal fees incurred during the third quarter of 2004, not incurred for the same period of 2005.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $33,361 for the third quarter of 2005 compared to a net underwriting loss of $214,175 for the same period of 2004, an improvement of $247,536. The improvement was primarily due to an increase in net premiums earned and a decrease in recorded losses resulting from using an estimated loss ratio of 70.1% (as a result of favorable loss development) for the third quarter of 2005 compared to an estimated loss ratio of 79.9% for the comparable period in 2004.

We recorded net investment income of $281,948 in the third quarter of 2005 compared to $378,898 for the same period of 2004, a decrease of $96,950 or 25.6%. The entire decrease was the result of lower interest income as higher interest rate securities matured and were replaced by securities with a lower yield. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income, was 2.3% for the third quarter of 2005, a decrease from the 2.9% yield earned in the third quarter of 2004. The decrease in investment yield was due to an overall lower interest rate environment for the fixed income portion of the portfolio. Sales of securities during the third quarter of 2005 resulted in realized capital gains of $287,127, compared to gains of $251,949 in the third quarter of 2004. Gains recorded in the third quarter of 2005 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

We recorded net income of $892,835 for the nine months ended September 30, 2005 compared to a net loss of $227,737 for the nine months ended September 30, 2004. This improvement is due to an increase in net premiums earned and net realized gain on investments and a decrease in recorded losses and loss adjustment expenses, offset by a decrease in net investment income, an increase in our policy acquisition costs and operating and management expenses.

Our net premiums earned for the first nine months of 2005 were $6,693,296 compared to $6,559,066 for 2004. The change of $134,230 represented a 2.0% increase. Premiums written in the nine months ended September 30, 2005 were $6,444,651 compared to $6,258,444 for the same period in 2004.

Our loss ratio for the first nine months of 2005 was 70.4% compared to 79.9% for the same period of 2004. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first nine months of 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorney’s professional liability plan. For the first nine months of 2004, to determine total losses we multiplied an estimated loss ratio of 80% times the AICPA Professional Liability Insurance Plan current premiums earned and 75% times the attorney’s professional liability plan net premiums earned. Our actual overall loss ratio for the year ended December 31, 2004 was 57.6%. The 70% loss ratio applied to the AICPA Professional Liability Insurance Plan current premiums in 2005 is a decrease from the loss ratio of 80% for the comparable period of 2004 due to favorable loss trends.

We expensed policy acquisition costs of $1,950,673 in the first nine months of 2005 compared to $1,915,154 for the same period of 2004, an increase of $35,519 or 1.9%. These costs were 29.1% and 29.2% of premiums earned for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase in policy acquisition costs in 2005 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $30,168 for the nine month period ended September 30, 2005 compared to a net underwriting loss of $598,165 for the same period in 2004, an improvement of $628,333. The more favorable underwriting results in 2005 were primarily due to an increase in net premiums earned and a decrease in net incurred losses.

We realized capital gains of $1,249,351 during the nine months ended September 30, 2005 compared to $439,000 in capital gains in the same period of 2004. Gains recorded in 2005 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through September 30, 2005 was $820,000 compared to $972,095 for the same period of 2004. Investment yield for the nine months ended September 30, 2005 was approximately 3.2% as compared to 2.4% for the first nine months of 2004.

AMERINST INSURANCE GROUP, LTD.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2005, our total investments were $46,311,893, a decrease of $5,480,324, or 10.6%, from $51,792,217 at December 31, 2004. The decrease was primarily due to the sale of fixed income securities to fund the purchase of shares pursuant to the self-tender offer described below. Cash and cash equivalents balances increased from $1,523,928 at December 31, 2004 to $2,397,395 at September 30, 2005, an increase of $873,467, or 57.3%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at September 30, 2005 was 1.37:1, compared to a ratio of 1.58:1 at December 31, 2004.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions payable to the issuing carriers less assumed losses payable. This balance was a receivable of $877,846 at December 31, 2004 and was $1,753,880 at September 30, 2005. A $1,152,115 payable has been recorded as assumed reinsurance balances payable relating to CNA accountants’ professional liability plan. These balances fluctuate due to the timing of renewal premiums written and assumed losses paid.

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through November 2, 2005, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 18,433 common shares for a total purchase price of $609,503. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 21,203 common shares from individuals who had died or retired for a total purchase price of $1,096,241. In connection with the tender offer described below, the Authority separately authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

On December 17, 2004, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698.

We paid our first semi-annual dividend of $1.30 per share during the third quarter of 2005. The next semi-annual dividend of $1.30 per share will occur during the first quarter of 2006. The prior forty consecutive dividends were paid on a quarterly basis. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $38.30 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.7% from the inception of the Company based on a per share purchase price of $25.00 paid by the original shareholders, and using a value of $60.00 per share as of September 30, 2005.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

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

AMERINST INSURANCE GROUP, LTD.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed term investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period when the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in our premium rates.

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential change in the value of a financial instrument due to a variety of market conditions. Our exposure to market risk is generally limited to potential losses arising from the effects of changes in the level of interest rates on market values of fixed term holdings and changes in the market values of equity securities. We do not hold or issue derivative financial instruments for either trading or hedging purposes.

(a) Interest Rate Risk.

Interest rate risk results from our holdings in interest-rate-sensitive instruments. We are exposed to potential losses on fixed rate instruments that we hold arising from changes in the level of interest rates. We are also exposed to credit spread risk resulting from possible changes in the issuer’s credit rating. To manage our exposure to interest rate risk we attempt to select investments with characteristics that match the characteristics of our related insurance liabilities. Additionally, we generally only invest in higher-grade interest bearing instruments.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at September 30, 2005 and December 31, 2004 respectively.

	Estimated Fair Value 09/30/2005	Estimated Fair Value 12/31/2004
Fixed Income Portfolio
Due in one year or less	$3,281,371	$2,264,181
Due after one year through five years	4,307,531	3,995,323
Due after five years through ten years	0	0
Due after ten years	0	0

Sub-total	$7,588,902	$6,259,504
Mortgage backed securities	$17,815,625	$24,237,946

Total	$25,404,527	$30,497,450

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, AmerInst Investment Company, Ltd. has purchased shares of AmerInst’s common stock from individual shareholders who have died or retired from the practice of accounting. Through November 2, 2005, AmerInst Investment Company, Ltd. had purchased 21,203 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended September 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2005	953	$74.28	953	N/A
August 2005	—	—	—	N/A
September 2005	—	—	—	N/A
Total	953	$74.28	953	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through November 2, 2005, AmerInst Investment Company, Ltd. had purchased 18,433 common shares in such privately negotiated transactions. No transactions were made relating to the purchase of common shares pursuant to the program described above during the three month period ended September 30, 2005.

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

		By:	/S/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

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