Form 10-K
period 2005-12-31
AMERINST INSURANCE GROUP LTD
filed 2006-03-31
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group (Bermuda) Ltd. Windsor Place, 18 Queen Street, 2nd Floor P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 296-3973

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, PAR VALUE $1.00 PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 1, 2006, the registrant had 331,751 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $16,629,516 based on book value as of June 30, 2005.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
The Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 1, 2006	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2005

Note on Incorporation by Reference

Information pertaining to certain items in Part III of this report is incorporated by reference to portions of the Company’s definitive 2006 Annual General Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A.

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “we” or “us.” Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd. Our principal offices are c/o USA Risk Group (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P.O. Box HM 1601, Hamilton HM GX, Bermuda. On December 2, 1999, AmerInst Insurance Group, Ltd. and its predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation, consummated an exchange transaction pursuant to an Exchange Agreement, in which AmerInst Insurance Group, Inc. transferred all of its assets and liabilities to AmerInst in exchange for newly issued common shares of AmerInst. AmerInst Insurance Group, Inc. was then liquidated and its shareholders received, on a share-for-share basis, the newly issued common shares of AmerInst.

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (AICPA). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (CPA’s) in all 50 states. Currently, approximately 24,000 accounting firms and individual CPA’s are insured under this plan. During 2003, we also reinsured attorneys’ professional liability. Effective June 1, 2005, we began participating in a program insuring accountants’ professional liability through CAMICO Mutual Insurance Company on a claims-made basis. Allocated loss adjustment expense (ALAE) is included within the limits for this program. CAMICO is a California based writer of Accountants Professional Liability business. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

Our reinsurance activity depends upon agreements with outside parties. In August 1993 we began the current reinsurance relationship with CNA, the officially endorsed insurer under the AICPA plan, taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA sponsored plan described above. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

Effective June 1, 2005, we wrote a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of Accountants Professional Liability business.

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

Licensing and Regulation

The rates and terms of reinsurance agreements generally are not subject to regulation by any governmental authority. This is in contrast to direct insurance policies, the rates and terms of which are subject to regulation by state insurance departments. As a practical matter, however, the rates charged by primary insurers place a limit upon the rates that can be charged by reinsurers.

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

An insurer’s registration may be canceled by the Supervisor of Insurance on grounds specified in the Insurance Act, including the failure of the insurer to comply with the obligations of the Insurance Act or if, in the opinion of the Supervisor of Insurance, the insurer has not been carrying on business in accordance with sound insurance principles.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AmerInst Insurance Company, Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Supervisor of Insurance a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the Supervisor of Insurance, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the Supervisor of Insurance that there is a risk of an insurance company becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor of Insurance may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit.

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Supervisor of Insurance, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AmerInst Insurance Company, Ltd. in an investment subsidiary, AmerInst Investment Company, Ltd., requires the specific approval of the Supervisor of Insurance, which we have received.

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

If it appears to the Supervisor of Insurance that there is a risk of an insurer becoming insolvent, or if the insurer is in breach of the Insurance Act or the regulations or of any condition imposed on its registration as an insurer, the Supervisor of Insurance may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o USA Risk Group (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our principal representative in Bermuda. An insurer may only terminate the appointment of its principal representative with a reason acceptable to the Supervisor of Insurance, and the principal representative may not cease to act as such, unless the Supervisor of Insurance is given 21 days’ notice in writing of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the Supervisor of Insurance setting out all the particulars of the case that are available to him within 14 days. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor of Insurance relating to a solvency margin or liquidity or other ratio.

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

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2005 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2005, approximately $14 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd. including its subsidiary, AmerInst Investment Company, Ltd., to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2005 and 2004 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2005	$4,332,693	$18,990,429	$33,393,992	$63,485,386
December 31, 2004	$4,455,276	$16,579,531	$33,786,651	$61,491,071

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

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last three years, and loss reserve development as of the end of each of the last ten years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, and Note 5 to our Consolidated Financial Statements.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read any document we file with the Commission at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Nominating Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o USA Risk Group of (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P.O. Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

Item 1A. Risk Factors

We participate in a potentially unprofitable, unstable market.

Accountants’ professional liability insurance is a volatile risk with fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The interaction of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. As a reinsurer, the Company will be directly influenced by the premium competition in the primary market. As a quota share reinsurer, it is directly dependent on the underwriting results of CNA, its primary cedent.

Our investment return may not be sufficient to offset underwriting losses.

Our investment income is subject to variation due to fluctuations of market interest rates on our fixed income portfolio, and fluctuations of stock prices in our equity portfolio. There is no assurance that such investment income will be sufficient to offset potential underwriting losses or that the capital of the Company and its subsidiaries will be sufficient to absorb adverse underwriting and/or investment results.

We are dependent on the primary insurers.

Our underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially endorsed insurer for the AICPA Professional Liability Insurance Plan (the “AICPA Plan”).

We have no contractual right to participation in the AICPA Plan.

The AICPA has not been, and is not now, nor will it be, responsible for the control, management or obligations of the Company or any of its subsidiaries. None of the Company or any of its subsidiaries has any contractual right to act as a reinsurer or in any other capacity incident to the AICPA Plan.

We are dependent upon parties unrelated to the Company.

Because the Company has no full-time employees, the underwriting and investment activities of the Company will depend substantially upon the services of outside parties. Our chief executive officer and chief financial officer, who are also directors of the Company, are employees of USA Risk Group (Bermuda) Ltd., one of the principal outside service providers, and thus potential conflicts of interest exist.

Your ownership of Company shares does not guarantee insurance coverage.

The ownership of Company Common Shares by an accounting firm or individual practitioner will not guarantee that such firm or individual will thereafter be able to obtain professional liability insurance under the

AICPA Plan or other policies reinsured by AmerInst Insurance Company, Ltd., or that such insurance will be competitively priced. In order to be eligible for coverage under the Plan, a firm or individual practice must be an acceptable risk under applicable underwriting criteria in effect from time to time.

There is no market for Company shares, which are subject to restrictions on transfer.

There is currently no market for the Company Common Shares and it is unlikely that a market will develop. The Company Common Shares are not listed on any stock exchange or automated quotation system. Under the Company’s Bye-Laws, its Board of Directors has the authority to prohibit all transfers of Shares. Further, because an integral part of the value of Company Common Shares is the commitment of the Company to utilize the insurance capacity of AmerInst Insurance Company, Ltd. for the benefit of the Company’s stockholders, it is unlikely that any individual or entity other than sole practitioners and accounting firms would be interested in purchasing Company Common Shares.

Reinsurance may not be available to us.

In order to limit the effect of large and multiple losses upon the Company’s financial condition, AmerInst Insurance Company, Ltd. may, in the future, seek reinsurance for its own account. From time to time, market conditions have limited the availability of reinsurance, and in some cases have prevented insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. There can be no assurance that AmerInst Insurance Company, Ltd. will be able to obtain the desired amounts of reinsurance, or, if it is able to obtain such reinsurance, that it will be able to negotiate terms sufficiently favorable to operate profitably.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own or lease any plants, mines or physical properties.

Item 3. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Bermuda Monetary Authority previously authorized a purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to the practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated, case-by-case basis. Through March 1, 2006, AmerInst Investment Company, Ltd. has purchased in negotiated transactions at various prices 18,533 common shares for a total purchase price of $615,513. In addition, through that date, AmerInst Investment Company, Ltd. has purchased 21,701 common shares from individuals who had died or retired for a total purchase price of $1,133,232. In connection with the tender offer described below, the Authority separately authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

From time to time the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. From January 1, 2000 through March 1, 2006 the Company had repurchased 21,701 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended December 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2005	1,995	$74.18	1,995	N/A
November 2005	—	—	—	N/A
December 2005	—	—	—	N/A
Total	1,995	$74.18	1,995	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. From January 1, 2000 through March 1, 2006, the Company had repurchased 18,533 common shares in such privately negotiated transactions. None of such repurchases occurred in the fourth quarter of 2005.

As of March 1, 2006, there were 1,985 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay a quarterly dividend of $0.65 per share subject to legally available funds and specific Board approval for each quarter. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $1.30 per share with payments in September and March annually. During 2005, 2004 and 2003, we paid ordinary cash dividends of $596,029, $449,558 (net of adjustment to special dividend), and $4,272,067, respectively, representing one semi-annual payment of $1.30 per share and two quarterly payments of $0.65 per share for 2005, and four quarterly payments of $0.65 per share for each prior year. In addition, we declared in December 2003 a special dividend of $10.50 per share ($3.5 million in the aggregate) which was paid in January 2004. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AmerInst Insurance Company, Ltd. is prohibited from declaring or paying any dividend if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts.

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

Item 6. Selected Financial Data

The following summary sets forth selected financial data with respect to us for the five fiscal years ended December 31, 2005. The balance sheet and income statement data have been derived from our consolidated financial statements which have been audited by Deloitte & Touche, our independent registered public accounting firm. The data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data	2005	2004	2003	2002	2001
Premiums Earned	$9,075,405	$8,856,809	$8,392,172	$6,775,407	$6,400,322
Net Investment Income	1,116,354	1,227,610	1,495,371	1,887,778	2,121,542
Net Realized Gain (Loss)	1,345,861	732,491	933,995	(1,005,185)	986,422

Total Revenue	$11,537,620	$10,816,910	$10,821,538	$7,658,000	$9,508,286

Net Income (Loss)	$3,095,121	$1,749,007	$4,770,148	$(741,560)	$751,092

Basic Earnings (Loss) Per Share	$12.91	$5.85	$15.73	$(2.40)	$2.37

Cash dividends declared per common share	$2.60	$2.60	$13.10	$2.60	$2.60

Balance Sheet Data	2005	2004	2003	2002	2001
Investments	$46,252,021	$51,792,217	$52,437,053	$46,267,306	$46,085,433
Other Assets	5,876,181	4,144,094	4,561,581	5,947,257	6,759,060

Total Assets	$52,128,202	$55,936,311	$56,998,634	$52,214,563	$52,844,493

Liability for Losses and Loss Adjustment Expenses	$28,884,621	$29,701,842	$28,726,634	$30,478,843	$29,242,625
Unearned Premiums	3,843,161	3,890,900	3,861,784	3,350,380	3,127,409
Other Liabilities	348,785	231,936	3,703,932	668,604	747,240

Total Liabilities	33,076,567	33,824,678	36,292,350	34,497,827	33,117,274
Stockholders’ Equity	19,051,635	22,111,633	20,706,284	17,716,736	19,727,219

Total Liabilities and Stockholders’ Equity	$52,128,202	$55,936,311	$56,998,634	$52,214,563	$52,844,493

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

Business Overview

We are an insurance company owned by 1,985 accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our primary mission is to exert a stabilizing influence on the design, pricing and availability of professional liability insurance to reduce the likelihood of a hard market. We are prepared, subject to obtaining the required licenses and registrations, to step into a hard market and act as a direct issuer of accountants’ professional liability insurance policies.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms and individual CPA’s in all 50 states of the United States, representing a broad cross section of small and mid-size firms.

In an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. During 2003 we provided reinsurance of attorneys’ professional liability policies provided by Professional Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of that year. Effective June 1, 2005, we wrote a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of Accountants Professional Liability business. The premiums under the CAMICO treaty vary with the losses incurred, between a minimum and a maximum.

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving both property and casualty and life and health. It is AmerInst’s intention to license investment banking organizations to market the security in periodic issues by Bermuda based special purpose companies. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and would be able to invest in them as well.

AmerInst has entered into a confidentiality agreement with several investment banking organizations. There can be no assurance that a patent will be issued or that AmerInst will be able to license the patent if it is issued.

In addition to the patent application, AmerInst has filed an application for a trademark under which the concept will be marketed.

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

Our results of operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 are discussed below. Results in 2003 were significantly impacted by the reduction of $5.0 million in our loss reserves as a result of our actuaries gaining more complete information from the primary carrier with respect to its experience under the AICPA plan.

We operate our business with no long-term debt, no capital or operating lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the Securities and Exchange Commission. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

Our business is conducted in a single segment.

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

Liability for Loss and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Loss and Loss Adjustment Expenses,” the amount that we reserve is based on actuarial estimates which are prepared as of June 30 and December 31 each year. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “middle” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2005 the range of actuarially determined net liability for loss and loss adjustment expense reserves was as follows: the low estimate was $15.1 million, the high estimate was $29.6 million, and the middle estimate was $20.0 million. We selected reserves of $28.9 million as of December 31, 2005, which is near the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

Results of Operations

Our net income increased to $3,095,121 in 2005, compared to net income of $1,749,007 in 2004. We had net income of $4,770,148 in 2003.

The significant increase in net income from 2004 to 2005 is primarily due to the reduction of loss reserves by $2.3 million, as well as an increase in net premiums earned and net realized gain. In 2004 loss reserves were reduced by $2.5 million, and in 2003 were reduced by $5.0 million. Due to the uncertainty inherent in the reinsurance policies written by the Company, we have always adopted a conservative policy concerning our loss reserving. In the last three years, our actuary was able to obtain additional information which included breaking out loss development on CNA’s “premier” and “value” plans which we reinsure. Our actuary determined in the course of his analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was reasonable to reduce the 2003 loss reserves by $5.0 million, which resulted in an increase in net income in 2003 by that amount. For 2004, we believed it reasonable that the reduction in loss reserves should be limited to $2.5 million, and for 2005 the reduction in loss reserves should be limited to $2.3 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our long established loss reserving philosophy. The Company will continue to review loss reserves periodically and, based on the actuarial projections, determine whether reserves are required to be increased or decreased.

Our earnings per share were higher in 2005 in part because we had approximately 66,000 fewer shares outstanding (for purposes of the earnings per share calculation) in 2005 as a result of the self tender offer completed in January 2005.

Net premiums earned increased by 2.5% in 2005 to $9,075,405 from $8,856,809 in 2004. Net premiums earned for 2004 increased by 5.5% from $8,392,172 in 2003. The increase in net premiums earned during 2005 was primarily attributable to new premiums written under the CAMICO treaty, and in 2004 was primarily attributable to an increase in the number of AICPA insureds and rate increases under the current AICPA Professional Liability Plan treaty compared to the prior periods.

Net premiums written in 2005 were $9,027,666, an increase of $141,740 from $8,885,926 in 2004. The increase in net premiums written was primarily attributable to new premiums written under the CAMICO treaty. The Company is satisfied that it has reasonable probability of significant loss and therefore accounted for the treaty as an insurance contract under FAS 113. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Net premiums written in 2004 decreased by $17,650 to $8,885,926 from $8,903,576 in 2003. The decrease in net premium written during 2004 was attributable primarily to there being no premiums written for the attorney’s professional liability business. Our participation in that business terminated on December 31, 2003. This was partially offset by an increase in the number of insureds and rate increases under the AICPA Professional Liability Plan.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income decreased $111,256, or 9.1%, in 2005 to $1,116,354 from $1,227,610 in 2004. Net investment income in 2004 decreased by $267,761, or 17.9%, from the $1,495,371 reported in 2003. The decrease in 2005 and in 2004 was due to overall lower interest rates for the fixed income portion of the portfolio as a result of the shortening of the average duration of that portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates.

Net realized gains increased $613,370 in 2005 to $1,345,861 from $732,491 in 2004. Net realized gains in 2004 decreased by $201,504 from a $933,995 gain in 2003.

Invested assets, including investments and cash equivalents, decreased by $3,616,763 or 6.8% to $49,699,382 in 2005 compared to $53,316,145 in 2004. The decrease was primarily due to the sale of fixed income securities to fund the tender offer payments in January 2005. 2004 invested assets decreased by 2.4% from $54,617,095 as of December 31, 2003. Investment yield including net realized gains and losses in 2005 as of December 31 was 4.8% as compared to 3.7% in 2004 and 4.4% in 2003. Excluding realized gains and losses, the yield was 2.2% in 2005, 2.3% in 2004 and 2.7% in 2003. The decrease in investment yield excluding realized gains and losses from 2004 to 2005 and from 2003 to 2004 was due to a general decrease in interest rates on investments held in our portfolio as a result of the shortening of the average duration of the fixed income portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates.

Unrealized gain on investments was $5,422,382 at December 31, 2005 compared to $6,282,073 at December 31, 2004. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 13.7% decrease in unrealized gain on investments was due primarily to a reduction in the value of the company’s equity portfolio. Unrealized gain on investments was $6,039,616 at December 31, 2003. Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2005 and 2004 is as follows:

	2005	2004
Mortgage backed securities	37%	47%
Corporate debt securities	4	5
Obligations of state and political subdivisions	11	7
Equity securities	48	41

	100%	100%

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

Our losses and loss adjustment expenses decreased by 19.6% to $4,105,121 in 2005 from $5,104,341 in 2004, and for 2004 increased by 104% from $2,502,884 in 2003. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of approximately $2,275,832 in 2005, $2,494,106 in 2004 and $5,016,302 in 2003. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 45.2% in 2005, 57.6% in 2004 and 29.8% in 2003. The reason for the favorable development of prior years’ estimates is discussed in more detail below under the caption “Losses and Loss Adjustment Expenses.” As noted above, the decrease in losses and loss adjustment expenses as a result of favorable development of prior years’ estimates of losses and loss adjustment expenses was the primary reason for our substantial increase in net income in 2003.

Policy acquisition costs of $2,615,133 were expensed in 2005 compared to $2,591,612 in 2004, an increase of 1.0%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Policy acquisition costs expensed in 2004 reflected an increase of 5.9% from $2,446,978 in 2003. Such costs as a percentage of premiums earned were 28.8% in 2005, 29.3% in 2004 and 29.2% in 2003.

Operating and management expenses increased by 25.5% in 2005 to $1,722,245 from $1,371,950 in 2004. The primary reasons for this increase were patent and business development expenses. Operating and management expenses for 2004 increased by 24.5% from $1,101,528 in 2003 due to increased audit and legal fees, costs of SEC compliance, and expenses related to a shareholder’s revised offer to acquire the Company. That offer was made in September 2004 to purchase all of AmerInst’s shares for 82.54% of book value. That offer was rejected by the Board because it presented an inadequate price for control of AmerInst, and because it was inconsistent with our mission.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. Our management expects to be able to meet these needs from premiums received and cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing, subject to regulatory limitations.

As of December 31, 2005, total invested assets amounted to $46,252,021, a decrease of $5,540,196, or 10.7%, from $51,792,217 at December 31, 2004. The decrease was primarily due to the sale of fixed income securities to fund the tender offer payments in January 2005. Cash balances increased from $1,523,838 at December 31, 2004 to $3,447,361 at December 31, 2005. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. Our liability for unpaid losses and loss adjustment expenses at December 31, 2005 was $28,884,621.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $710,534 at December 31, 2005 and $877,846 at December 31, 2004. This balance fluctuates due to the timing of renewal premiums written.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys liability program written in 2003.

Prepaid expenses and other assets were $282,339 at December 31, 2005, an increase of 31.2% from 2004. These expenses relate to prepaid directors and officers’ liability insurance costs, director fees, management fees, as well as, in 2005, an investment banking retainer relating to the insurance securitization project described above under “Business Overview.”

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from December 31, 2004 along with the decrease in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for the carrier for the CAMICO treaty we began reinsuring in 2005 is 10% and for the attorneys professional liability we reinsured in 2003 was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 2.5% decrease in deferred policy acquisition costs in 2004 was due to the decrease in unearned premiums compared to the prior year.

We paid our first semi-annual dividend of $1.30 per share during the third quarter of 2005. The next semi-annual dividend of $1.30 per share will occur during the first quarter of 2006. The prior forty consecutive dividends were paid on a quarterly basis. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $37.80 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.1% from the inception of the Company based on a per share purchase price of $25.00 paid by the original shareholders, and using a value of $84.24 (book value) per share as of December 31, 2005.

During 2005 the Board of Directors declared quarterly dividends payable on March 15 and June 15 of $0.65 per share, and beginning September 1, 2005 the Board of Directors declared a semi-annual dividend payable on September 30 of $1.30 per share. During 2004 and 2003, the Board of Directors declared quarterly dividends payable on March 15, June 15, September 15 and December 15 of each year of $0.65 per share.

Based in part upon the analysis that resulted in the $5.0 million reduction in our loss reserves in 2003 discussed previously, our Board of Directors determined that we had capital in excess of the amount required at that time. Therefore, on December 22, 2003, the Board declared a special dividend of $10.50 per share, ($3.5 million in the aggregate) to return a portion of our capital to our shareholders. The special dividend was paid January 15, 2004.

Total dividends declared were $596,029, $449,558 (net of adjustment to special dividend), and $4,272,067, in 2005, 2004 and 2003, respectively. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions. We do not have any current plans to declare any more special dividends.

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2005 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2005, approximately $14 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd., including its subsidiary, AmerInst Investment Company, Ltd., to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2005 and 2004 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2005	$4,332,693	$18,990,429	$33,393,992	$63,485,386
December 31, 2004	$4,455,276	$16,579,531	$33,786,651	$61,491,071

Because AmerInst Insurance Company, Ltd. is not admitted as an insurer in Illinois, CNA has the right to annually require AmerInst Insurance Company, Ltd. to procure a letter of credit issued by a U.S. bank in an amount equal to the total unearned premiums for the fiscal year plus CNA’s share of AmerInst Insurance Company, Ltd.’s loss reserves.

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through March 1, 2006, AmerInst Investment Company, Ltd had purchased in negotiated transactions at various prices 18,533 common shares for a total purchase price of $615,513. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 21,701 common shares from individuals who had died or retired for a total purchase price of $1,133,232. In connection with the tender offer described below, the Authority separately authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary.

An actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $2.3 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2005.

In 2003, for the first time, our actuary was able to analyze the loss and allocated loss adjustment expenses separately for CNA’s value plan and premier plan policies. The analysis of this additional data, not previously available from the ceding company, resulted in a decrease in the actuary’s estimate of ultimate loss and loss adjustment expenses. In addition, the actuary was able to obtain more detailed information concerning the distribution of policy limits purchased by insureds under the value plan. The use of such more detailed limits information also resulted in a decrease in ultimate loss and loss adjustment expenses. Detailed information for value plan policies was only available for treaty periods December 1, 1999 and after. Consequently, value plan experience for periods earlier than December 1, 1999 was included in the premier plan analysis.

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

The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. Based on historical allocated loss adjustment expenses data, the actuary selected a 1.65% and a 1.84% frequency provision and a $524,804 and a $449,425 severity provision for 2005 and 2004, respectively, for allocated loss adjustment expense in addition to limits.

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

The attorneys’ professional liability coverage was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. An estimated ultimate loss and allocated loss adjustment expense ratio of 75% was selected for this business.

The CAMICO Mutual Insurance Company was a new program for the Company in 2005. An estimated loss and allocated loss adjustment expense ratio of 70% was selected for this business.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross Liability for Loss and LAE Reserves	$21,789	$20,300	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479	$28,726	$29,702	$28,885
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	3,160	2,020	1,040	876	674	674	674	674	674	—	—

Net Liability for Unpaid Losses and LAE reserves	$18,629	$18,280	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805	$28,727	$29,702	$28,885

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Losses Reestimated as of:
One Year Later	15,709	16,871	14,877	18,988	24,368	24,873	27,993	25,193	27,210	27,454	—
Two Years Later	14,301	10,157	13,592	18,993	20,602	24,297	23,514	23,676	24,962
Three Years Later	8,413	10,133	13,597	15,583	20,026	21,008	21,997	21,429
Four Years Later	8,524	10,138	12,953	15,007	17,724	19,491	19,750
Five Years Later	8,529	9,000	12,376	13,686	16,207	17,244
Six Years Later	8,789	9,824	11,633	12,807	14,437
Seven Years Later	8,724	9,890	11,075	12,051
Eight Years Later	9,092	9,389	10,571
Nine Years Later	8,724	8,658
Ten Years Later	8,018
Cumulative Redundancy (Deficiency)	10,611	9,622	9,192	8,791	9,926	9,785	8,819	8,376	3,764	2,247
Cumulative Amount Paid Through:
One Year Later	2,883	3,027	3,566	3,024	3,302	4,340	3,851	3,697	3,557	4,678	—
Two Years Later	4,960	5,570	5,524	5,584	6,726	7,073	6,600	6,165	6,943
Three Years Later	6,255	6,455	6,913	7,621	8,592	8,904	8,145	7,915
Four Years Later	6,817	7,050	8,010	8,405	9,747	9,781	8,736
Five Years Later	7,046	7,445	8,267	9,105	10,028	9,906
Six Years Later	7,283	7,636	8,795	9,271	9,895
Seven Years Later	7,357	8,151	8,656	8,980
Eight Years Later	7,864	7,880	8,258
Nine Years Later	7,588	7,471
Ten Years Later	7,084

The above table of losses reestimated has been prepared on a net basis—i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 1995 through 2005 as of year-end 2005. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed a $10,611,000 redundancy which has been reflected in income in subsequent years as the reserves were reestimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1995 year end liability was originally $18,629,000. As of December 31, 2005, we had paid $7,084,000 of the currently estimated $8,018,000 of losses and LAE that had been incurred for 1995 and prior years through the end of 2005; thus an estimated $934,000 in losses incurred through 1995 remain unpaid as of the current financial statement date.

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

Contractual Obligations

The following table provides an analysis of our contractual obligations at December 31, 2005:

	Payment due by period (Thousands of dollars)
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Unpaid losses and loss adjustment expenses	$28,885	$5,783	$7,586	$3,227	$12,289

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

The table below provides information about our available for sale investments that are sensitive to changes in interest rates at December 31, 2005.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,224,024	$2,203,125
Due after one year through five years	4,386,738	4,296,687
Due after five years through ten years	487,552	485,632
Due after ten years	0	0

Subtotal	7,098,314	6,985,444
Mortgage-backed securities	17,473,128	17,248,772

Total	$24,571,442	$24,234,216

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our fixed maturity investments at December 31, 2005. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage backed securities. The results of this analysis are summarized in the table below.

	Interest Rate Shift in Basis Points (Dollar Amounts in Thousands)
	-100	-50	0	+50	+100
Total Market Value	$26,260	$26,182	$26,104	$26,033	$25,962
Market Value Change from Base	0.60%	0.30%	0.00%	-0.27%	-0.54%
Change in Unrealized Value	$157	$78	$—	$(71)	$(141)

Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “goal,” “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

Schedules II, III, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index and included in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 29, 2006

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(expressed in U.S. dollars)

	2005	2004
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at market value (amortized cost $24,571,442 and $30,329,960)	$24,234,216	$30,497,450
Equity securities, at market value (cost $16,258,197 and $15,180,184)	22,017,805	21,294,767

TOTAL INVESTMENTS	46,252,021	51,792,217
Cash and cash equivalents	2,282,039	1,167,657
Restricted cash and cash equivalents	1,165,322	356,271
Assumed reinsurance premiums receivable	710,534	877,846
Fund deposit with a reinsurer (Note 3)	113,382	137,328
Accrued investment income	203,408	241,909
Deferred policy acquisition costs	1,119,157	1,147,815
Prepaid expenses and other assets	282,339	215,268

TOTAL ASSETS	$52,128,202	$55,936,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$28,884,621	$29,701,842
Unearned premiums	3,843,161	3,890,900
Accrued expenses and other liabilities	348,785	231,936

TOTAL LIABILITIES	33,076,567	33,824,678

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 500,000 shares authorized, 2005 and 2004: 331,751 shares issued and outstanding	331,751	331,751
Additional paid-in-capital	6,801,870	6,801,870
Retained earnings	12,499,613	10,000,521
Accumulated other comprehensive income	5,422,382	6,282,073
Shares held by Subsidiary (105,595 and 34,057 shares) at cost	(6,003,981)	(1,304,582)

TOTAL STOCKHOLDERS’ EQUITY	19,051,635	22,111,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,128,202	$55,936,311

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2005, 2004, and 2003

(expressed in U.S. dollars)

	2005	2004	2003
REVENUES
Net premiums earned	$9,075,405	$8,856,809	$8,392,172
Net investment income (Note 4)	1,116,354	1,227,610	1,495,371
Net realized gain on investments (Note 4)	1,345,861	732,491	933,995

TOTAL REVENUES	11,537,620	10,816,910	10,821,538

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	4,105,121	5,104,341	2,502,884
Policy acquisition costs	2,615,133	2,591,612	2,446,978
Operating and management expenses (Note 7)	1,722,245	1,371,950	1,101,528

TOTAL LOSSES AND EXPENSES	8,442,499	9,067,903	6,051,390

NET INCOME	3,095,121	1,749,007	4,770,148

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain arising during the period	486,170	974,948	3,643,351
Reclassification adjustment for (gain) included in net income	(1,345,861)	(732,491)	(933,995)

OTHER COMPREHENSIVE INCOME (LOSS)	(859,691)	242,457	2,709,356

COMPREHENSIVE INCOME	$2,235,430	$1,991,464	$7,479,504

BASIC EARNINGS PER SHARE	$12.91	$5.85	$15.73

Weighted average number of common shares outstanding for the year	239,740	299,109	303,330

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2005, 2004 and 2003

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Shares Held by Subsidiary	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2002	$331,751	$6,801,870	$8,202,991	$3,330,260	$(950,136)	$17,716,736

Net income	—	—	4,770,148	—	—	4,770,148
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,709,356	—	2,709,356
Purchases of shares by subsidiary	—	—	—	—	(217,889)	(217,899)
Dividends ($13.10 per share)	—	—	(4,272,067)	—	—	(4,272,067)

BALANCE AT DECEMBER 31, 2003	$331,751	$6,801,870	$8,701,072	$6,039,616	$(1,168,025)	$20,706,284

Net income	—	—	1,749,007	—	—	1,749,007
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	242,457	—	242,457
Purchases of shares by subsidiary	—	—	—	—	(136,557)	(136,557)
Dividends ($2.60 per share) (net of adjustment to special dividend)	—	—	(449,558)	—	—	(449,558)

BALANCE AT DECEMBER 31, 2004	$331,751	$6,801,870	$10,000,521	$6,282,073	$(1,304,582)	$22,111,633

Net income	—	—	3,095,121	—	—	3,095,121
Other comprehensive income
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(859,691)	—	(859,691)
Purchases of shares by subsidiary	—	—	—	—	(4,699,399)	(4,699,399)
Dividends ($2.60 per share)	—	—	(596,029)	—	—	(596,029)

BALANCE AT DECEMBER 31, 2005	$331,751	$6,801,870	$12,499,613	$5,422,382	$(6,003,981)	$19,051,635

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2005, 2004 and 2003

(expressed in U.S. dollars)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,095,121	$1,749,007	$4,770,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	(5,447)	(233,363)	(27,851)
Net realized (gains) on sale of investments	(1,345,861)	(732,491)	(933,995)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	167,312	(307,537)	(55,317)
Reinsurance balances recoverable	—	—	674,223
Fund deposit with a reinsurer	23,946	—	(29,328)
Accrued investment income	38,501	154,264	3,262
Deferred policy acquisition costs	28,658	(28,949)	(164,008)
Prepaid expenses and other assets	(67,071)	(56,405)	(22,659)
Liability for losses and loss adjustment expenses	(817,221)	975,208	(1,752,209)
Unearned premiums	(47,739)	29,116	511,404
Accrued expenses and other liabilities	116,849	11,390	(448,058)

Net cash provided by operating activities	1,187,048	1,560,240	2,525,612

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(809,051)	(60,658)	865,497
Purchases of investments	(31,080,509)	(35,715,388)	(36,621,289)
Proceeds from sales and maturities of investments	37,112,322	37,568,535	34,122,744

Net cash provided by (used in) investing activities	5,222,762	1,792,489	(1,633,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(596,029)	(3,932,944)	(788,681)
Purchases of shares by subsidiary	(4,699,399)	(136,557)	(217,889)

Net cash used in financing activities	(5,295,428)	(4,069,501)	(1,006,570)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,114,382	(716,772)	(114,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,167,657	1,884,429	1,998,435

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,282,039	$1,167,657	$1,884,429

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (AMIC Ltd.) and its predecessor (AIIC Inc.), has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA—sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”). In 1999, as part of the redomestication and restructuring, AMIC Ltd. assumed the rights and obligations of its predecessor under the reinsurance agreements.

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

Effective June 1, 2005, AMIC Ltd. entered into a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of Accountants Professional Liability business.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual developments and are modified if necessary.

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

New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP). The FSP addresses the determination as to when an investment is considered impaired, whether that

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literatures. The FSP replaces the guidance set forth in paragraphs 10–18 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing other-than-temporary impairment guidance. The FSP supersedes EITF D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

This new guidance will be applied prospectively and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoption of the FSP is not expected to have a significant impact on the equity or net income of the Company.

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2005 and 2004 $113,382 and $137,328, respectively, was held in deposits pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2005 and 2004, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $123,856 and $121,642, respectively. Additionally, at December 31, 2005 and 2004, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with restricted cash and cash equivalents and investments with a carrying value of $18,336,207 and $17,102,599 respectively. At December 31, 2005 AMIC Ltd. provided CAMICO with a Letter of Credit held by National City Bank with supporting investments with a carrying value of $2,350,053.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2005 and 2004 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Fixed maturity investments:
Obligations of states and political subdivisions	$5,037,282	$13,244	$(102,246)	$4,948,280
Corporate debt securities	2,061,032	—	(23,868)	2,037,164
Mortgage-backed securities	17,473,128	51,056	(275,412)	17,248,772

Total fixed maturity investments	24,571,442	64,300	(401,526)	24,234,216

Equity securities	15,258,197	5,669,003	(113,074)	20,814,126
Hedge fund	1,000,000	203,679	—	1,203,679

Total equity securities	16,258,197	5,872,682	(113,074)	22,017,805

Total investments	$40,829,639	$5,936,982	$(514,600)	$46,252,021

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized loss on investments at December 31, 2005 is categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2005
Fixed maturity investments:
Obligations of states and political subdivisions	$498,614	$(1,387)	$3,535,284	$(100,859)	$4,033,898	$(102,246)
Corporate debt securities	1,036,931	(23,868)	—	—	1,036,931	(23,868)
Mortgage-backed securities	7,643,387	(153,474)	6,898,992	(121,938)	14,542,379	(275,412)

Total fixed maturity investments	9,178,932	(178,729)	10,434,276	(222,797)	19,613,208	(401,526)

Equity securities	—	—	1,935,566	(113,074)	1,935,566	(113,074)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,935,566	(113,074)	1,935,566	(113,074)

Total investments	$9,178,932	$(178,729)	$12,369,842	$(335,871)	$21,548,774	$(514,600)

As of December 31, 2005, there were approximately 37 securities in an unrealized loss position with an estimated fair value of $21,548,774. Of these securities, there are 11 securities that have been in an unrealized position for 12 months or greater with an estimated fair value of $9,178,932. As of December 31, 2005, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Fixed maturity investments:
Obligations of states and political subdivisions	$2,654,817	$70,604	$(671)	$2,724,750
Corporate debt securities	3,544,499	—	(9,745)	3,534,754
Mortgage-backed securities	24,130,644	206,508	(99,206)	24,237,946

Total fixed maturity investments	30,329,960	277,112	(109,622)	30,497,450

Equity securities	14,180,184	6,316,190	(300,705)	20,195,669
Hedge fund	1,000,000	99,098	—	1,099,098

Total equity securities	15,180,184	6,415,288	(300,705)	21,294,767

Total investments	$45,510,144	$6,692,400	$(410,327)	$51,792,217

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,224,024	$2,203,125
Due after one year through five years	4,386,738	4,296,687
Due after five years through ten years	487,552	485,632
Due after ten years	0	0

Subtotal	7,098,314	6,985,444
Mortgage-backed securities	17,473,128	17,248,772

Total	$24,571,442	$24,234,216

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on sales and maturities of investments are as follows:

	2005	2004	2003
Total proceeds	$37,112,322	$37,568,535	$34,122,744
Gross gains	2,118,709	1,030,563	2,020,666
Gross losses	(772,848)	(298,072)	(1,086,671)

Major categories of net interest and dividend income, and net realized gains (losses) on sales of investments are summarized as follows:

	2005	2004	2003
Interest earned:
Fixed maturity investments	$891,317	$1,028,487	$1,379,644
Short term investments and cash and cash equivalents	95,745	110,733	95,807
Dividends earned	337,626	298,644	205,485
Investment expenses	(208,334)	(210,254)	(185,565)

Net investment income	$1,116,354	$1,227,610	$1,495,371

5. LIABILITY FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2005 and 2004 are as follows:

	2005	2004
Case basis estimates	$5,201,890	$6,023,870
Incurred But Not Reported	23,682,731	23,677,972

Totals	$28,884,621	$29,701,842

Liability for losses and loss adjustment expense activity is as follows:

	2005	2004	2003
Liability net of reinsurance balances recoverable—beginning of year	$29,701,842	$28,726,634	$29,804,620

Incurred related to:
Current year	6,380,953	7,598,446	7,519,187
Prior years	(2,275,832)	(2,494,106)	(5,016,302)

Total incurred	4,105,121	5,104,340	2,502,885

Paid related to:
Current year	(787,471)	(154,413)	(679,286)
Prior years	(4,134,871)	(3,974,719)	(2,901,585)

Total paid	(4,922,342)	(4,129,132)	(3,580,871)

Liability net of reinsurance balances recoverable—end of year	$28,884,621	$29,701,842	$28,726,634

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $2,275,832, $2,494,106 and $5,016,302 in 2005, 2004 and 2003, respectively. The 2005 decrease related mainly to positive loss development in the policy years 1993 to 2000. The 2004 decrease related mainly to positive loss development in the policy years 1995 to 2002. The 2003 decrease related mainly to positive loss development in the fiscal years 1988 to 2000.

6. PREMIUMS WRITTEN

Premiums written were $9,027,666, $8,885,926, and $8,903,576 during 2005, 2004 and 2003, respectively.

7. OPERATING AND MANAGEMENT EXPENSES

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (Bermuda) Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of the AMIG Ltd.’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $360,435 in 2005, $312,848 in 2004 and $228,367 in 2003.

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

9. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2005 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2005, approximately $14 million was available to stockholders in accordance with these provisions.

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations as amended which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2005 and 2004 these requirements have been met. The minimum required statutory capital and surplus was $4,332,693 and $4,455,276 and actual statutory capital and surplus was $18,990,429 and $16,579,531 at December 31, 2005 and 2004. The minimum required level of liquid assets was $33,393,992 and $33,786,651 and actual liquid assets were $63,485,386 and $61,491,071 at December 31, 2005 and 2004, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2005	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$2,164,916	$2,301,932	$2,226,448	$2,382,109
Net investment income	235,174	302,878	281,948	296,354
Net realized gain	425,409	536,815	287,127	96,510

Total revenues	2,825,499	3,141,625	2,795,523	2,774,973

Net income	$317,736	$285,592	$289,507	$2,202,286
Basic and diluted net income per share	$1.30	$1.24	$1.26	$9.11

2004	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$2,049,150	$2,207,270	$2,302,646	$2,297,743
Net investment income	428,003	165,194	378,898	255,515
Net realized gain (loss)	97,175	89,876	251,949	293,491

Total revenues	2,574,328	2,462,340	2,933,493	2,846,749

Net income (loss)	$76,245	$(326,045)	$22,063	$1,976,744
Basic and diluted net income (loss) per share	$0.25	$(1.09)	$0.07	$6.62

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 1, 2006 the (“Proxy Statement”), a copy of which we intend to file with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, both of whom are directors of the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See Index to Financial Statements and Schedules on page 24.

(a)(2)	See Index to Financial Statements and Schedules on page 24.

(a)(3)	See Index to Exhibits set forth on pages 40 – 41.

(b)	See Index to Exhibits set forth on pages 40 – 41.

(c)	See Index to Financial Statements and Schedules on page 24.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2005

Type of investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$17,473,128	$17,248,772	$17,248,772
States, municipalities and political subdivisions	5,037,282	4,948,280	4,948,280
All other corporate bonds	2,061,032	2,037,164	2,037,164

Total fixed maturities	24,571,442	24,234,216	24,234,216

Equities:
Common stocks:
Bank, trust and insurance companies	2,150,418	2,416,609	2,416,609
Hedge fund, industrial, miscellaneous and all other	14,107,779	19,601,196	19,601,196

Total equity securities	16,258,197	22,017,805	22,017,805

Total investments	$40,829,639	$46,252,021	$46,252,021

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

AMERINST INSURANCE GROUP, LTD. REINSURANCE—SCHEDULE IV

	Column A	Column B	Column C	Column D	Column E	Column F
Year Ended	Line of Business	Gross Premium Written	Ceded to Other Companies	Assumed Premiums Written	Net Premiums Written	% Assumed To Net Premiums Written
December 31, 2005	Professional Liability	—	—	9,027,666	9,027,666	100.0%
December 31, 2004	Professional Liability	—	—	8,885,926	8,885,926	100.0%
December 31, 2003	Professional Liability	—	—	8,903,576	8,903,576	100.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	AMERINST INSURANCE GROUP, LTD.

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston, President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 31, 2006

/s/ MURRAY NICOL Murray Nicol	Vice-President, Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2006

/s/ RONALD S. KATCH Ronald S. Katch	Director and Chairman of the Board	March 31, 2006

/s/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 31, 2006

/s/ DAVID N. THOMPSON David N. Thompson	Director	March 31, 2006

/s/ JOHN T. SCHIFFMAN John T. Schiffman	Director	March 31, 2006

/s/ IRVIN F. DIAMOND Irvin F. Diamond	Director	March 31, 2006

/s/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 31, 2006

/s/ JERRELL A. ATKINSON Jerrell A. Atkinson	Director	March 31, 2006

INDEX TO EXHIBITS

Year ended December 31, 2005

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AIIG”) (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (8), 1998 placement slip (10), and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12), and Addenda to Agreement between AmerInst Insurance Company Ltd. (“AMIC Ltd.”) and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AmerInst Insurance Group Inc., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

Exhibit Number	Description

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.18	Director Compensation Summary

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Accountants (11)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.