Form 10-K/A
period 2005-12-31
AMERINST INSURANCE GROUP LTD
filed 2006-04-28
CIK 1065201

UNITED STATES

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

Documents Incorporated by Reference

None

AMERINST INSURANCE GROUP, LTD.

FORM 10-K/A

INTRODUCTORY NOTE

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the company’s annual report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 31, 2006 (“Original Form 10-K”), to add the information required by Items 10, 11, 12, 13 and 14 because the proxy statement for the company’s 2006 Annual General Meeting will not be mailed within 120 days of December 31, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 10, 11, 12, 13 and 14, as well as Item 15(b) and the Exhibit Index, each as amended, along with refiled exhibits, including certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, which was filed on March 31, 2006. This Amendment No. 1 is effective for all purposes as of March 31, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our board currently has nine members as fixed by a stockholder resolution of July 2, 1999. Our bye-laws divide the directors into three classes. The directors in a given class are elected for a term of three years, and the term of each class expires in successive years. Our board, upon recommendation of our nominating committee, has nominated Ronald S. Katch, Murray Nicol, and John T. Schiffman, whose terms expire this year, each to a three-year term expiring at the 2009 annual meeting, or until their successor(s) shall have been duly elected and qualified.

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

Nominees for Election as Directors for a three year term expiring in 2009

Ronald S. Katch, CPA, age 72, Chairman of the Board of Directors since December 1999. Director of the Company since July 1998. Treasurer of AmerInst Insurance Group, Inc. (“AIIG”), the Company’s predecessor, from 1991 to December 1999. Director of AIIG from its formation in September of 1987 to December 1999. Managing Partner of Katch, Tyson & Company, CPAs, located in Northfield, Illinois, USA. Former member and Chairman of the AICPA Professional Liability Insurance Plan Committee. Former member of the governing Council of the AICPA and former director and Secretary of the Illinois CPA Society.

Murray Nicol, CA, age 39, Director, Vice President and Treasurer of the Company since November 2002. Senior Account Manager and Vice President of USA Risk Group (Bermuda) Ltd. since February 2002. Financial controller of Viking Food Group Ltd. from January 2001 through February 2002. Account Manager at Marsh Bermuda from February 1998 through January 2001. Audit Senior at Anderson, Anderson & Brown (Scotland) from June 1992 to January 1998. Mr. Nicol is a Chartered Accountant.

John T. Schiffman, CPA, age 65, Director of the Company since September 2003. President of Schiffman, Paul & Dattilio, P.C., Hanover, New Hampshire, a CPA and management advisory firm, since 1995. He is a former Director & Chair—Audit Committee, Public Service Company of New Hampshire, President, New Hampshire CPA Society and Chairman, AICPA Life Insurance Trust. He is a current Member, National Accreditation Commission and is licensed in New Hampshire and Vermont, qualified as a Certified Valuation Analyst (C.V.A.) and has extensive alternative dispute resolution and litigation service experience. He is the founder of CPAArbitrator.com, Community Tax Prep LLC, and the owner of Dartmouth Bookstore, Inc. He currently serves both as a Director and Secretary of Bethel Mills, Inc. and Northern Communities Investment Corporation.

Directors Continuing in Office—term expiring in 2007

Stuart H. Grayston, age 65, President of USA Risk Group (Bermuda) Ltd. since November 2001. Director and President of the Company since May 2002. Founder and President of Grayston Consulting Services since April 1993. Mr. Grayston was with Frank B. Hall from 1988 to 1992 as President and CEO of their worldwide Alternative Market Division, which included captive management operations in Bermuda, Vermont and Colorado. Prior to 1988, Mr. Grayston was President of Skandia Insurance Management and Hanna Insurance Management in Bermuda, which merged with a captive insurance management firm in Bermuda that Mr. Grayston established in 1977.

Jerome A. Harris, CPA, age 63, Director of the Company since July 1998. Vice Chairman of the Company since June 2003. Assistant Secretary of the Company since September 1999. Secretary and Assistant Treasurer of AIIG from May 1998 to December 1999. Assistant Secretary and Assistant Treasurer of AIIG from December 1995 through May 1998. Director of AIIG from May 1995 to December 1999. Managing Partner of the Harris Consulting Group, LLC and a Partner in the consulting firm The Pivotal Factor, LLC. Managing Partner of Checkers, Simon & Rosner, LLP, a certified public accounting firm, Chicago, Illinois, USA from 1978 to December 2003. Senior Managing Director of American Express Tax and Business Services from 1997 to December 2003. Partner of Altschuler Melvoin and Glasser, LLP, a certified public accounting firm, from 1999 to December 2003. Founding and past board member and past member of the Executive Committee of the Accountants Liability Assurance Company, Ltd. (“ALAC”). Former Chairman of the Illinois CPA Society Insurance Liability Task Force. Former member of the governing council of the AICPA and former Vice Chairman, Secretary and Director of the Illinois CPA Society.

David N. Thompson, CPA, age 55, Director of the Company since July 1998. Assistant Secretary of the Company since September 1999. Director of AIIG from May 1998 to December 1999. He is Chairman and Chief Executive Officer of E-Insure Services, Inc., an Internet insurance marketplace since 1996, and President of Insure Specialists Services, Inc. an insurance consulting firm since 2004. He also held positions as President and CEO of Millers American Group in 1998 and 1999, and Senior Vice President—Mergers and Acquisitions, at Meadowbrook Insurance Group, Inc., in 1998, and prior thereto he was the Practice Leader of the Alexander and Alexander Affinity Group, and Chairman, President and Chief Executive Officer of Crum & Forster Managers Group, an underwriter of property and casualty insurance and the predecessor to Coregis Insurance Company. Mr. Thompson is a CPA (inactive).

Directors Continuing in Office—term expiring in 2008

Jeffry I. Gillman, CPA, age 64, Director of the Company since February, 1999. Mr Gillman has been actively engaged in public accounting since 1964 and is currently President of Gillman & Shapiro, P.A., his CPA practice in Stuart, Florida. He is a former member of the AICPA Professional Liability Insurance Plan Committee, was a founding Trustee of the Florida Institute of CPAs Health Benefit Trust and was a Vice President of the Florida Institute of CPAs.

Irvin F. Diamond, CPA, age 64, Director of the Company since July 1999. Director of AIIG from February 1999 to December 1999. Principal in REDW Business & Financial Resources, LLC, a public accounting firm, since 1974. Current member of the Board of Directors of First National Bank of Santa Fe and Coopers, Inc., a closely-held apparel retailer. Former member and Vice President of the AICPA Board of Directors. Former President of the New Mexico Society of Certified Public Accountants. Mr. Diamond is a Certified Financial Planner, an AICPA Personal Financial Specialist, a Registered Investment Advisor and a Certified Valuation Analyst (C.V.A.).

Jerrell A. Atkinson, CPA, age 64, Director of the Company since September 1999. Founder of Business Advisory Services which provides business advice, damage assessment and mediation services. CPA (retired), founder of Atkinson & Company, Ltd. a certified public accounting firm, and senior director of Atkinson & Company, Ltd. from 1971 to 2000. Managing Director of Atkinson & Company, Ltd. from 1971 to 2000. Former member of the AICPA Life and Disability Insurance Committee and the AICPA Benevolent Fund, Inc. Former member of the AICPA Board of Directors, Finance Committee, P.C.P.S. Division of firms (Chairman—1990–1993) and M.A.P. Committee. Former President of the New Mexico Society of CPA’s. Mr. Atkinson is also a Certified Valuation Analyst (C.V.A.).

Mr. Grayston and Mr. Nicol are the Company’s only executive officers.

Messrs. Gillman, Atkinson and Schiffman are currently the members of the audit committee. Our Board of Directors has determined that all of the members of the audit committee satisfy the requirements for an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission and that they are all independent as that term is defined for purposes of the National Association of Securities Dealers’ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common shares, to file reports of ownership with the U.S. Securities and Exchange Commission. They also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the forms we received, we believe that during 2005 all filing requirements were fulfilled.

Item 11. Executive Compensation

Our executive officers are not compensated for serving in those capacities. Our full Board of Directors sets the compensation for the directors of the Company.

Our directors who are not employed by USA Risk Group (Bermuda) Ltd., the management company for AmerInst, receive an annual retainer of $15,000. They are also paid $700 per half day for each board meeting and $175 per hour for each committee meeting attended during the calendar year. All of our officer positions are filled by directors without any salary or other compensation. Directors are entitled to receive reimbursement for expenses incurred in attending board or committee meetings or when otherwise acting on our behalf. The chairman of the board, as well as the chairman of each committee, excluding nominating, receives an annual retainer of $5,000 each.

In addition to the standard arrangements described above, certain of our directors received compensation during 2005 on an hourly basis for performing special services, in the following amounts: Mr. Katch, $7,708; Mr. Harris, $20,341; Mr. Diamond, $6,103; Mr. Thompson, $21,000; Mr. Schiffman, $9,980; Mr. Atkinson, $1,400; and Mr. Gillman, $1,400. The total compensation of all directors in 2005 was $360,435.

We have a management agreement with USA Risk Group (Bermuda) Ltd., pursuant to which USA Risk Group (Bermuda) Ltd. has agreed to provide management services to us. This agreement is described under “Other Matters-Certain Transactions and Relationships.” Stuart Grayston, our President, and Murray Nicol, our Vice President and Treasurer, are employed by USA Risk Group (Bermuda) Ltd. and are both residents of Bermuda. Neither Mr. Grayston nor Mr. Nicol is separately compensated by us for serving as one of our directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2006, with respect to beneficial ownership of our common shares by each person who, to our knowledge, is a holder of more than 5% of our common shares and each of our directors, director nominees and officers and all directors and officers as a group.

Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise noted, all information in the table and the accompanying footnotes is given as of March 31, 2006, and has been supplied by each of the persons included in the table.

Name and Address of Beneficial Owner(1)	Number of Common Shares Beneficially Owned	Percent of Common Shares Beneficially Owned
AmerInst Investment Company, Ltd.(2)	106,193	32.0%
Ronald S. Katch, CPA(3)	400	*
Jerrell A. Atkinson, CPA	216	*
Irvin F. Diamond, CPA	2,000	*
Jeffry I. Gillman, CPA	100	*
Jerome A. Harris, CPA	817	*
John T. Schiffman	51	*
David N. Thompson, CPA	329	*
Stuart Grayston	—	*
Murray Nicol, CA	—	*
All Directors and Officers as a Group (9 Persons)	3,913	1.2%

*	Represents less than 1% of our outstanding common stock.

(1)	The address of each such person is c/o USA Risk Group of Bermuda, Ltd., Windsor Place, 18 Queen Street, P.O. Box HM 1601, Hamilton, HM GX, Bermuda.

(2)	AmerInst Investment Company, Ltd. is a wholly-owned indirect subsidiary of the Company. Under Bermuda law, AmerInst Investment Company, Ltd. is entitled to vote the common shares held by it.

(3)	Katch, Tyson & Company, CPAs, of which Mr. Katch is a partner, is the record and beneficial owner of the common shares shown and has sole voting and investment power with respect to those common shares.

Item 13. Certain Relationships and Related Transactions

Since 1967 the AICPA has sponsored the AICPA Professional Liability Insurance Plan. The initial and historical business of AmerInst Insurance Group, Ltd., has been to act as a reinsurer of professional liability insurance policies having effective dates on or after April 1, 1988, that are issued by the primary insurer under the AICPA Sponsored Plan. This business is conducted through an insurance company subsidiary.

The Professional Liability Insurance Plan Committee (PLIP) of the AICPA evaluates the AICPA Sponsored Plan periodically in order to effect changes that the committee believes will result in a stable and competitively priced source of professional liability insurance coverage for accounting firms insured under the Sponsored Plan. To that end, the PLIP Committee was involved in the organization of AIIG and its insurance company subsidiary, including the selection of the initial directors of AIIG. However, the AICPA does not direct the affairs of, is not responsible for any obligations of, nor does it receive any direct or indirect economic benefit from, us.

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

USA Risk Group (Bermuda) Ltd. provides management services to us pursuant to a management agreement. We paid to USA Risk Group (Bermuda) Ltd. $212,500 pursuant to this agreement during 2005. Mr. Grayston, a director and President of the Company, and Mr. Nicol, a director, Vice President and Treasurer of the Company, are the President and Senior Account Manager and Vice President, respectively, of USA Risk Group (Bermuda) Ltd.

Item 14. Principal Accountant Fees and Services

Audit Fees and Non-Audit Fees

The following table summarizes the fees billed to us by Deloitte & Touche for audit and other services for the periods indicated.

	2005	2004
Audit Fees	$110,000	$102,128
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$110,000	$102,128

For both 2005 and 2004, audit services consisted of the audit of our annual consolidated financial statements and the review of our quarterly financial statements.

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

Dated: April 28, 2006	AMERINST INSURANCE GROUP, LTD.

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston, President and chief executive officer

INDEX TO EXHIBITS

Year ended December 31, 2005

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AIIG”) (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (8), 1998 placement slip (10), and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. dated as of December 2, 1999 (12), and Addenda to Agreement between AmerInst Insurance Company Ltd. (“AMIC Ltd.”) and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AmerInst Insurance Group Inc., dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

Exhibit Number	Description
10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.18	Director Compensation Summary (17)

21	Subsidiaries of the Registrant (1)

23	Consent of Independent Accountants (11)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AIIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AIIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(17)	Filed with the Original Form 10-K.