Form 10-Q
period 2006-03-31
AMERINST INSURANCE GROUP LTD
filed 2006-05-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2006.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group of Bermuda, Limited, Windsor Place, 18 Queen Street, 2nd Floor P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐                                         Accelerated filer ☐                                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, the registrant had 331,751 common shares, $1.00 par value per share outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2006	As of December 31, 2005
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $25,826,038 and $24,571,442)	$25,421,183	$24,234,216
Equity securities, at market value (cost $17,319,917 and $16,258,197)	23,346,763	22,017,805

TOTAL INVESTMENTS	48,767,946	46,252,021
Cash and cash equivalents	1,104,958	2,282,039
Restricted cash and cash equivalents	826,571	1,165,322
Assumed reinsurance premiums receivable	764,140	710,534
Fund deposit with a reinsurer	113,382	113,382
Accrued investment income	185,738	203,408
Deferred policy acquisition costs	1,216,872	1,119,157
Prepaid expenses and other assets	259,812	282,339

TOTAL ASSETS	$53,239,419	$52,128,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$29,440,154	$28,884,621
Unearned premiums	4,138,718	3,843,161
Accrued expenses and other liabilities	603,525	348,785

TOTAL LIABILITIES	34,182,397	33,076,567

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 500,000 shares authorized, 2006 and 2005: 331,751 issued and outstanding	331,751	331,751
Additional paid-in capital	6,801,870	6,801,870
Retained earnings	12,348,392	12,499,613
Accumulated other comprehensive income	5,621,991	5,422,382
Shares held by Subsidiary (106,193 and 105,595 shares) at cost	(6,046,982)	(6,003,981)

TOTAL STOCKHOLDERS’ EQUITY	19,057,022	19,051,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,239,419	$52,128,202

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
REVENUE
Net premiums earned	$2,049,657	$2,164,916
Net investment income	296,789	235,174
Net realized gain on investments	419,736	425,409

TOTAL REVENUE	2,766,182	2,825,499
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,484,872	1,515,441
Policy acquisition costs	650,168	638,650
Operating and management expenses	489,139	353,672

TOTAL LOSSES AND EXPENSES	2,624,179	2,507,763

NET INCOME	$142,003	$317,736

OTHER COMPREHENSIVE LOSS
Net unrealized holding gains (losses) arising during the period	619,345	(738,291)
Reclassification adjustment for (gains) included in net income	(419,736)	(425,409)

OTHER COMPREHENSIVE GAIN (LOSS)	199,609	(1,163,700)

COMPREHENSIVE GAIN (LOSS)	$341,612	$(845,964)

RETAINED EARNINGS, BEGINNING OF PERIOD	$12,499,613	$10,000,521
Net income	142,003	317,736
Dividends	(293,224)	(150,889)

RETAINED EARNINGS, END OF PERIOD	$12,348,392	$10,167,368

Per share amounts
Net income	$.62	$1.30

Dividends	$1.30	$0.65

Weighted average number of shares outstanding for the entire period	225,857	245,108

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,235,921	$1,475,745

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	338,751	(56,342)
Purchases of investments	(6,967,630)	(8,058,935)
Proceeds from sales and maturities of investments	4,552,102	11,065,917

Net Cash Provided by (Used in) Investing Activities	(2,076,777)	2,950,640

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(43,001)	(4,260,101)
Dividends paid	(293,224)	(150,889)

Net Cash Used in Financing Activities	(336,225)	(4,410,990)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,177,081)	$15,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,282,039	$1,523,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,104,958	$1,539,323

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2005 and notes thereto, included in AmerInst’s annual report for the year then ended.

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “we” or “us”. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd.

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd. has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Currently, approximately 24,000 accounting firms and individual CPAs are insured under this plan. During 2003, we also reinsured attorneys’ professional liability. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California based writer of Accountants’ Professional Liability business. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

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

Effective January 1, 2003, we entered into a 15% quota share participation of the lawyers’ professional liability coverage proved by Professionals Direct. This participation terminated on December 31, 2003.

Effective June 1, 2005, we accepted a 5% share in CAMICO’s first excess layer of $2,000,000 excess of $1,000,000.

OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

We recorded net income of $142,003 for the first quarter of 2006 compared to a net income of $317,736 for the same period of 2005. The decrease is due to an increase in our operating and management expenses for the period and a decrease in net premiums earned. Our earned premiums for the first quarter of 2006 were $2,049,657 compared to $2,164,916 for the first quarter of 2005, a decrease of 5.3%. Net premiums written for the three months ended March 31, 2006 were $2,416,803, compared to $2,277,947 for the first quarter of 2005, an increase of $138,856 or 6.1%. The increase in net premiums written was primarily attributable to a difference in the timing of premiums ceded to AmerInst in the first quarter of 2006 compared to the same period in 2005.

Our loss ratio for the first quarter of 2006 was 72.4%, compared to 70.0% for the same period of 2005. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first quarter of 2006, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. For the first quarter of 2005, to determine total losses we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan current premiums earned. Our actual overall loss ratio for the year ended December 31, 2005 was 45.2%.

OPERATIONS—(Continued)

We expensed policy acquisition costs of $650,168 in the first quarter of 2006 compared to $638,650 for the same period of 2005, an increase of $11,518 or 1.8%. These costs were 31.7% and 29.5% of net premiums earned for the quarters ended March 31, 2006 and 2005, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $489,139 in the first quarter of 2006 compared to $353,672 for the same period of 2005, an increase of $135,467 or 38.3%. The primary reason for this increase was patent and business development expenses.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $85,383 for the first quarter of 2006 compared to net underwriting income of $10,825 for the same period of 2005, a decrease of $96,208.

We recorded net investment income of $296,789 in the first quarter of 2006 compared to $235,174 for the same period of 2005, an increase of $61,615 or 26.2%. The primary reason for the increase was an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in the interest rates in 2006 also contributed to the increase. Annualized investment yield, calculated as the net average amount of total investments divided by interest and dividend income, was 2.4% for the first quarter of 2006, an increase from the 1.8% yield earned in the first quarter of 2005. The improvement in investment yield was, as indicated above, due to a general increase in interest rates from 2005 to 2006. Sales of securities during the first quarter of 2006 resulted in realized capital gains of $419,736, compared to gains of $425,409 in the first quarter of 2005. Gains recorded in the first quarter of 2006 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2006, our total investments were $48,767,946, an increase of $2,515,925, or 5.4%, from $46,252,021 at December 31, 2005. The increase was primarily due to an increase in unrealized gains on investments and the purchase of fixed income securities from available cash and cash equivalents. As a result of these purchases, cash and cash equivalents and restricted cash and cash equivalents balances decreased from $3,447,361 at December 31, 2005 to $1,931,529 at March 31, 2006, a decrease of $1,515,832, or 44.0%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at March 31, 2006 was 1.48:1, compared to a ratio of 1.50:1 at December 31, 2005.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $710,535 at December 31, 2005 and $764,140 at March 31, 2006. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized the purchase of up to 15,000 of our shares by AmerInst Investment Company, Ltd. Such purchases are made through privately negotiated transactions and are in addition to our practice of purchasing the shares of individuals who have died or retired from the practice of public accounting. Subsequently, the Authority authorized blanket permission for AmerInst Investment Company, Ltd. to purchase common shares without limit from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through May 1, 2006, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 18,533 common shares for a total purchase price of $615,513. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 22,160 common shares from individuals who had died or retired for a total purchase price of $1,170,803. As a condition to the tender offer described below, the Authority authorized the acquisition by AmerInst Investment Company, Ltd. of up to 20% of our outstanding shares.

On December 17, 2004, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698.

We paid our second semi-annual dividend of $1.30 per share during the first quarter of 2006. The next semi-annual dividend of $1.30 per share will occur during the third quarter of 2006. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $39.10 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.1% from the inception of the

Company based on a per share purchase price of $25.00 paid by the original shareholders, and using an unaudited book value of $84.49 per share as of March 31, 2006.

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Operations Financial Condition and Results contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance and or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at March 31, 2006 and December 31, 2005 respectively.

	Estimated Fair Value 03/31/2006	Estimated Fair Value 12/31/2005
Fixed Income Portfolio
Due in one year or less	$1,995,947	$2,203,125
Due after one year through five years	4,288,656	4,296,687
Due after five years through ten years	480,697	485,632
Due after ten years	0	0

Sub-total	$6,765,300	$6,985,444
Mortgage backed securities	$18,655,883	$17,248,772

Total	$25,421,183	$24,234,216

See Item 7A of our 2005 Annual Report on Form 10-K for additional discussion of market risk.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through May 1, 2006, the Company had repurchased 22,160 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended March 31,2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2006	498	$74.28	398	N/A
February 2006	—	—	—	N/A
March 2006	—	—	—	N/A
Total	498	$74.28	398	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through May 1, 2006, AmerInst Investment Company, Ltd. had purchased 18,533 common shares in such privately negotiated transactions.

The following table shows information relating to the purchase of shares from shareholders in privately negotiated transactions as described above during the three month period ended March 31,2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2006	100	$60.10	100	N/A
February 2006	—	—	—	N/A
March 2006	—	—	—	N/A
Total	100	$60.10	100	N/A

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And
		By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006

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