Form 10-Q
period 2006-06-30
AMERINST INSURANCE GROUP LTD
filed 2006-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2006.

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

As of August 1, 2006, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited expressed in U.S. dollars)

	As of June 30, 2006	As of December 31, 2005
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $27,203,466 and $24,571,442)	$26,621,042	$24,234,216
Equity securities, at market value (cost $17,394,217 and $16,258,197)	22,636,553	22,017,805

TOTAL INVESTMENTS	49,257,595	46,252,021
Cash and cash equivalents	1,744,850	2,282,039
Restricted cash and cash equivalents	602,234	1,165,322
Assumed reinsurance balances receivable	—	710,534
Fund deposit with a reinsurer	113,382	113,382
Accrued investment income	229,754	203,408
Deferred policy acquisition costs	992,917	1,119,157
Prepaid expenses and other assets	403,060	282,339

TOTAL ASSETS	$53,343,792	$52,128,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,037,902	$28,884,621
Unearned premiums	3,573,528	3,843,161
Assumed reinsurance balances payable	65,157	—
Due to broker	688,791	—
Accrued expenses and other liabilities	671,058	348,785

TOTAL LIABILITIES	35,036,436	33,076,567

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2006 and 2005: 2,000,000 and 500,000 shares authorized, 995,253 and 331,751* issued and outstanding, respectively	995,253	331,751
Additional paid-in capital	6,138,368	6,801,870
Retained earnings	12,598,376	12,499,613
Accumulated other comprehensive income	4,659,912	5,422,382
Shares held by Subsidiary (319,956 and 105,595* shares) at cost	(6,084,553)	(6,003,981)

TOTAL STOCKHOLDERS’ EQUITY	18,307,356	19,051,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,343,792	$52,128,202

*	The number of shares outstanding and held by Subsidiary at December 31, 2005 are prior to the share dividend.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited expressed in U.S. dollars)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
REVENUE
Net premiums earned	$4,255,031	$4,466,848	$2,205,374	2,301,932
Net investment income	649,025	538,052	352,236	302,878
Net realized gain on investments	965,202	962,224	545,466	536,815
TOTAL REVENUE	5,869,258	5,967,124	3,103,076	3,141,625
LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,165,523	3,151,630	1,680,651	1,636,189
Policy acquisition costs	1,289,919	1,318,411	639,751	679,761
Operating and management expenses	1,021,829	893,755	532,690	540,083
TOTAL LOSSES AND EXPENSES	5,477,271	5,363,796	2,853,092	2,856,0033
NET INCOME	$391,987	$603,328	$249,984	$285,592
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	202,732	(343,163)	(416,613)	395,128
Reclassification adjustment for (gains) included in net income	(965,202)	(962,224)	(545,466)	(536,815)
OTHER COMPREHENSIVE LOSS	(762,470)	(1,305,387)	(962,079)	(141,687)
COMPREHENSIVE (LOSS) INCOME	$(370,483)	$(702,059)	$(712,095)	$143,905
RETAINED EARNINGS, BEGINNING OF PERIOD	$12,499,613	$10,000,521	$12,348,392	$10,167,368
Net income	391,987	603,328	249,984	285,592
Dividends	(293,224)	(299,433)	(0)	(148,544)
RETAINED EARNINGS, END OF PERIOD	$12,598,376	$10,304,416	$12,598,376	$10,304,416
Per share amounts*
Net income	$0.57	$0.84	$0.37	$0.41
Dividends	$0.43	$0.43	$0.00	$0.21
Weighted average number of shares outstanding for the entire period (for basic and diluted)	675,986	713,412	675,297	688,257

*	The per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited expressed in U.S. dollars)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$3,549,750	$2,491,286

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	563,088	88,066
Purchases of investments	(16,694,136)	(16,267,677)
Proceeds from sales and maturities of investments	12,417,905	19,366,182

Net Cash (Used in) Provided by Investing Activities	(3,713,143)	3,186,571

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(80,572)	(4,480,625)
Dividends paid	(293,224)	(299,433)

Net Cash Used in Financing Activities	(373,796)	(4,780,058)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(537,189)	$897,799
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,282,039	$1,167,657

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,744,850	$2,065,456

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

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

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd. commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698. (The number of shares purchased in the tender offer and the per share price are not adjusted to reflect the share dividend described below.)

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “we” or “us.” Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd.

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Currently, approximately 24,000 accounting firms and individual CPAs are insured under this plan. During 2003, we also reinsured attorneys’ professional liability. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals.

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

Third-party Managers and Service Providers

USA Risk Group (Bermuda) Ltd. provides the day-to-day services necessary for the administration of our business. Shareholder services are furnished by USA Risk Group of Vermont, Inc., an affiliate of USA Risk Group (Bermuda) Ltd.

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

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage proved by Professionals Direct. This participation terminated on December 31, 2003.

Effective June 1, 2005, we accepted a 5% share in CAMICO’s first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006.

OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

We recorded net income of $249,984 for the second quarter ended June 30, 2006 compared to a net income of $285,592 for the same period of 2005. The decrease is due to additional losses recorded for the attorney’s professional liability plan, offset by an increase in net investment income. Our earned premiums for the second quarter ended June 30, 2006 were $2,205,374 compared to $2,301,932 for the second quarter ended June 30, 2005, a decrease of 4.2%. Net premiums written for the second quarter of 2006 were $1,636,249, compared to $2,144,877 for the same period of 2005, a decrease of $508,628 or 23.7%. The decrease in net premiums written was primarily attributable to a difference in the timing of premiums ceded to AmerInst in the second quarter of 2006 compared to the same period in 2005. This reduction is not considered a trend and we expect that annual written premiums will be consistent with the prior year.

Our loss ratio for the second quarter of 2006 was 76.2%, compared to 71.1% for the same period of 2005. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2006, we multiplied an estimated loss ratio of 70% times the sum of AICPA Professional Liability Insurance Plan and CAMICO net premiums earned, and have recorded additional reserves relating to the attorneys’ professional liability plan. For the second quarter of 2005, to determine total losses we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan current premiums earned and recorded additional reserves relating to the attorney’s professional liability plan. Our actual overall loss ratio for the year ended December 31, 2005 was 45.2%.

We expensed policy acquisition costs of $639,751 in the second quarter of 2006 compared to $679,761 for the same period of 2005, a decrease of $40,010 or 5.9%. These costs were 29.0% and 29.5% of net premiums earned for the quarters ended June 30, 2006 and 2005, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We incurred operating and management expenses of $532,690 in the second quarter of 2006 compared to $540,083 for the same period of 2005, a decrease of $7,393 or 1.4%.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $115,028 for the second quarter of 2006 compared to net underwriting loss of $14,018 for the same period of 2005, a decrease of $101,010. The decline in the net underwriting results in the second quarter of 2006 is primarily attributable to additional losses recorded for the attorneys’ professional liability plan.

We recorded net investment income of $352,236 in the second quarter of 2006 compared to $302,878 for the same period of 2005, an increase of $49,358, or 16.3%. The primary reason for the increase was an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in the interest rates in 2006 also contributed to the increase. Annualized investment yield, calculated as the net investment income divided by net average amount of total investments, was 2.8% for the second quarter of 2006, an increase from the 2.5% yield earned in the second quarter of 2005. The improvement in investment yield was, as indicated above, due to a general increase in interest rates from 2005 to 2006. Sales of securities during the second quarter of 2006 resulted in realized capital gains of $545,466, compared to gains of $536,815 in the second quarter of 2005. Gains recorded in the second quarter of 2006 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

We recorded net income of $391,987 for the six months ended June 30, 2006 compared to $603,328 for the six months ended June 30, 2005. The decrease is due to a decline in net premiums earned and an increase in recorded losses and loss adjustment expenses as a result of additional losses recorded for the attorneys’ professional liability plan, and operating and management expenses, offset by an increase in net investment income.

Our net premiums earned for the first six months of 2006 were $4,255,031 compared to $4,466,848 for 2005. The change of $211,817 represented a 4.7% decrease. Premiums written in the six months ended June 30, 2006 were $4,053,052 compared to $4,424,824 for the same period in 2005.

Our loss ratio for the first six months of 2006 was 74.4% compared to 71.0% for the same period of 2005. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first six months of 2006 and 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan in the six months period ended June 30, 2006 and 2005. Our actual overall loss ratio for the year ended December 31, 2005 was 45.2%.

We expensed policy acquisition costs of $1,289,919 in the first six months of 2006 compared to $1,318,411 for the same period of 2005, a decrease of $28,492 or 2.2%. These costs were 30.3% and 29.5% of premiums earned for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease in policy acquisition costs in 2006 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $200,411 for the six month period ended June 30, 2006 compared to a net underwriting loss of $3,193 for the same period in 2005, a decrease of $197,218. The decline of the underwriting results in 2006 was primarily due to a decrease in net premiums earned and an increase in net incurred losses as a result of recording additional reserves for the attorneys’ professional liability plan.

We realized capital gains of $965,202 during the six months ended June 30, 2006 compared to $962,224 in capital gains in the same period of 2005. Gains recorded in 2006 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through June 30, 2006 was $649,025 compared to $538,052 for the same period of 2005. Investment yield for the six months ended June 30, 2006 was approximately 2.6% as compared to 2.1% for the first six months of 2005.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2006, our total investments were $49,257,595, an increase of $3,005,574, or 6.5%, from $46,252,021 at December 31, 2005. The increase was primarily due to the purchase of fixed income securities from available cash and cash equivalents, offset by a decrease in unrealized gains on investments. As a result of these purchases, cash and cash equivalents and restricted cash and cash equivalents balances decreased from $3,447,361 at December 31, 2005 to $2,347,084 at June 30, 2006, a decrease of $1,100,277, or 31.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at June 30, 2006 was 1.46:1, compared to a ratio of 1.50:1 at December 31, 2005.

Assumed reinsurance balances receivable/payable are the aggregate of current assumed premiums receivable less commissions and losses payable to the issuing carriers. This balance was a receivable of $710,535 at December 31, 2005 and a payable of $65,157 at June 30, 2006. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority has authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through August 1, 2006, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 55,599 common shares, as adjusted for the share dividend, for a total purchase price of $615,513. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 77,127 common shares, as adjusted for the share dividend, from individuals who had died or retired, for a total purchase price of $1,170,803.

We paid our semi-annual dividend of $0.43 per share during the first quarter of 2006. The board of directors currently expects that the next semi-annual dividend of $0.43 per share will occur during the third quarter of 2006. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $13.03 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.8% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $27.11 per share as of June 30, 2006. (All per share amounts in this paragraph have been adjusted retroactively to reflect the impact of the share dividend.)

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards.

Rights Offering

We have filed a registration statement on Form S-3 with the SEC to register a rights offering to existing shareholders. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one of our common shares for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). There can be no assurance as to what extent, if any, the rights will be exercised. Further information concerning the rights offering is contained in our prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC.

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “goal,” “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at June 30, 2006 and December 31, 2005 respectively.

	Estimated Fair Value 06/30/2006	Estimated Fair Value 12/31/2005
Fixed Income Portfolio
Due in one year or less	$3,401,068	$2,203,125
Due after one year through five years	1,649,716	4,296,687
Due after five years through ten years	2,371,540	485,632
Due after ten years	0	0

Sub-total	$7,422,324	$6,985,444
Mortgage backed securities	$19,198,718	$17,248,772

Total	$26,621,042	$24,234,216

See Item 7A of our 2005 Annual Report on Form 10-K for additional discussion of market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting identified in that evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through August 1, 2006, the Company had repurchased 77,127 common shares, as adjusted for the share dividend, pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended June 30, 2006, as adjusted for the share dividend:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2006	1,377	$27.28	1,377	N/A
May 2006	—	—	—	N/A
June 2006	—	—	—	N/A
Total	1,377	$27.28	1,377	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through August 1, 2006, AmerInst Investment Company, Ltd. had purchased 55,599 common shares, as adjusted for the share dividend, in such privately negotiated transactions. No purchases were made during the three month period ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2006, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by the holders of a majority of our shares:

1.	The proposal to elect Ronald S. Katch, Murray Nicol and John T. Schiffman as directors of the Company to serve for a term expiring at the 2009 Annual General Meeting of Shareholders; and

2.	The proposal to ratify the appointment of Deloitte & Touche as the Company’s independent auditors for fiscal year 2006, and

3.	The proposal to increase the Company’s authorized shares.

The following matters were not approved by shareholders:

4.	The shareholder proposal “no voting rights for subsidiary owned shares” as presented at the Annual General Meeting

The vote with respect to each proposal is set forth below. The number of shares held and voted have not been adjusted to reflect the share dividend. The 106,652 shares held by AmerInst Investment Company, Ltd. are included in these totals, and were voted for each of the director nominees, for proposals 2 and 3, and against proposal 4.

Matter		For	Against	Abstain
1.	Election of each of the following individuals as directors of the Company:
	Ronald S. Katch	189,873	—	14,766
	Murray Nicol	190,242	—	14,397
	John T. Schiffman	190,455	—	14,184

2.	Appointment of Deloitte & Touche as the Company’s independent auditors	195,831	7,062	1,746

3.	Increase in the Company’s authorized shares	183,543	20,439	657

4.	Shareholder proposal “no voting rights for subsidiary owned shares” as presented at the Annual General Meeting	49,847	151,566	3,226

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

		By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006

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