Form 10-Q
period 2006-09-30
AMERINST INSURANCE GROUP LTD
filed 2006-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2006.

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

As of November 1, 2006, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2006	As of December 31, 2005
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $26,085,462 and $24,571,442)	$25,864,880	$24,234,216
Equity securities, at market value (cost $17,687,626 and $16,258,197)	23,955,991	22,017,805

TOTAL INVESTMENTS	49,820,871	46,252,021
Cash and cash equivalents	1,367,787	2,282,039
Restricted cash and cash equivalents	429,920	1,165,322
Assumed reinsurance balances receivable	722,439	710,534
Fund deposit with a reinsurer	113,382	113,382
Accrued investment income	202,588	203,408
Deferred policy acquisition costs	997,741	1,119,157
Prepaid expenses and other assets	368,988	282,339

TOTAL ASSETS	$54,023,716	$52,128,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$30,778,670	$28,884,621
Unearned premiums	3,533,578	3,843,161
Accrued expenses and other liabilities	612,562	348,785

TOTAL LIABILITIES	34,924,810	33,076,567

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2006 and 2005: 2,000,000 and 500,000 shares authorized, 995,253 and 331,751* issued and outstanding, respectively	995,253	331,751
Additional paid-in capital	6,138,368	6,801,870
Retained earnings	12,075,933	12,499,613
Accumulated other comprehensive income	6,047,783	5,422,382
Shares held by Subsidiary (322,587 and 105,595* shares) at cost	(6,158,431)	(6,003,981)

TOTAL STOCKHOLDERS’ EQUITY	19,098,906	19,051,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,023,716	$52,128,202

*	The number of shares outstanding and held by Subsidiary at December 31, 2005 are prior to the share dividend.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
REVENUE
Net premiums earned	$6,442,252	$6,693,296	$2,187,221	2,226,448
Net investment income	984,023	820,000	334,998	281,948
Net realized gain (loss) on investments	837,845	1,249,351	(127,357)	287,127
TOTAL REVENUE	8,264,120	8,762,647	2,394,867	2,795,523
LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,696,578	4,712,455	1,531,055	1,560,825
Policy acquisition costs	1,918,539	1,950,673	628,620	632,262
Operating and management expenses	1,476,759	1,206,684	454,930	312,929
TOTAL LOSSES AND EXPENSES	8,091,876	7,869,812	2,614,605	2,506,016
NET INCOME (LOSS)	$172,244	$892,835	$(219,743)	$289,507
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,463,246	(173,130)	1,260,514	170,033
Reclassification adjustment for (gains) losses included in net income	(837,845)	(1,249,351)	127,357	(287,127)
OTHER COMPREHENSIVE INCOME (LOSS)	625,401	(1,422,481)	1,387,871	(117,094)
COMPREHENSIVE INCOME (LOSS)	$797,645	$(529,646)	$1,168,128	$172,413
RETAINED EARNINGS, BEGINNING OF PERIOD	$12,499,613	$10,000,521	$12,598,376	$10,304,416
Net income (loss)	172,244	892,835	(219,743)	289,507
Dividends	(595,924)	(596,029)	(302,700)	(296,596)
RETAINED EARNINGS, END OF PERIOD	$12,075,933	$10,297,327	$12,075,933	$10,297,327
Per share amounts*
Net income (loss)	$0.25	$1.27	$(0.32)	$0.42
Dividends	$0.88	$0.84	$0.45	$0.43
Weighted average number of shares outstanding for the entire period (for basic and diluted)	673,537	702,009	672,666	684,453

*	The per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$2,475,529	$2,150,543

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	735,402	5,983
Purchases of investments	(23,537,979)	(22,493,947)
Proceeds from sales and maturities of investments	20,163,170	26,364,314

Net Cash (Used in) Provided by Investing Activities	(2,639,407)	3,876,350

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(154,450)	(4,551,414)
Dividends paid	(595,924)	(596,029)

Net Cash Used in Financing Activities	(750,374)	(5,147,443)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(914,252)	$879,450
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,282,039	$1,167,657

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,367,787	$2,047,107

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements when adopted.

In September 2006, the FASB issued FAS 157, Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,229, including tender offer expenses of $340,698. (The number of shares purchased in the tender offer and the per share price set forth in the previous sentence have not been adjusted to reflect the share dividend described below.)

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards. Unless otherwise noted, all share and per share numbers in these financial statements and this quarterly report on Form 10-Q reflect the share dividend.

Rights Offering

AmerInst filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of approximately $250,000. Of these shares, 21,461 rights were exercised by AmerInst directors for a total purchase price of $500,685.

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

Our reinsurance activity depends upon agreements with outside parties. In August 1993 we began the current reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

Effective January 1, 2003, we entered into a 15% quota share participation in the attorneys’ professional liability coverage provided by Professionals Direct. This participation terminated on December 31, 2003.

Effective June 1, 2005, we accepted a 5% share in CAMICO’s first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006.

OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

We recorded a net loss of $219,743 for the quarter ended September 30, 2006 compared to net income of $289,507 for the same period of 2005. The decrease is due to a decline in net premiums earned and the recording of net realized loss on investments, and an increase in operating and management expenses for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Our earned premiums for the quarter ended September 30, 2006 were $2,187,221 compared to $2,226,448 for the third quarter ended September 30, 2005, a decrease of 1.8%. Net premiums written for the third quarter of 2006 were $2,184,154, compared to $2,021,827 for the same period of 2005, an increase of $162,327 or 8.02%. The increase in net premiums written was primarily attributable to a difference in the timing of premiums ceded to AmerInst in the third quarter of 2006 compared to the same period in 2005.

Our loss ratio for the third quarter of 2006 was 70.0%, compared to 70.1% for the same period of 2005. The loss ratio represents our management’s current estimate of the effective loss rate, selected in consultation with our independent consulting actuary. To determine total losses for the third quarter of 2006, we multiplied an estimated loss ratio of 70% times the sum of AICPA Professional Liability Insurance Plan and CAMICO net premiums earned. For the third quarter of 2005, to determine total losses we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan current premiums earned and have recorded additional reserves relating to the attorney’s professional liability plan. Our actual overall loss ratio for the year ended December 31, 2005 was 45.2%.

We expensed policy acquisition costs of $628,620 in the third quarter of 2006 compared to $632,262 for the same period of 2005, a decrease of $3,642 or 0.6%. These costs were 28.7% and 28.4% of net premiums earned for the quarters ended September 30, 2006 and 2005, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We incurred operating and management expenses of $454,930 in the third quarter of 2006 compared to $312,929 for the same period of 2005, an increase of $142,001 or 45.4%. The primary reason for this increase was patent and business development expenses.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $27,546 for the third quarter of 2006 compared to net underwriting income of $33,361 for the same period of 2005, a decrease of $5,815. The decline in the net underwriting results in the third quarter of 2006 is primarily attributable to a slight decline in net premiums written.

We recorded net investment income of $334,998 in the third quarter of 2006 compared to $281,948 for the same period of 2005, an increase of $53,050, or 18.8%. The primary reason for the increase was an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in interest rates in 2006 also contributed to the increase. Annualized investment yield, calculated as net investment income divided by the net average amount of total investments, was 2.6% for the third quarter of 2006, an increase from the 2.3% yield earned in the third quarter of 2005. The improvement in investment yield was, as indicated above, due to a general increase in interest rates from 2005 to 2006. Sales of securities during the third quarter of 2006 resulted in realized losses on investments of $127,357, compared to gains of $287,127 in the third quarter of 2005. Losses recorded in the third quarter of 2006 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

We recorded net income of $172,244 for the nine months ended September 30, 2006 compared to $892,835 for the nine months ended September 30, 2005. The decrease is due to a decline in net premiums earned and in net realized gain (loss) on investments, and an increase in operating and management expenses, partially offset by an increase in net investment income.

Our net premiums earned for the first nine months of 2006 were $6,442,252 compared to $6,693,296 for 2005. The change of $251,044 represented a 3.8% decrease. Premiums written in the nine months ended September 30, 2006 were $6,237,206 compared to $6,444,651 for the same period in 2005.

Our loss ratio for the first nine months of 2006 was 72.9% compared to 70.4% for the same period of 2005. The loss ratio represents our management’s current estimate of the effective loss rate, selected in consultation with our independent consulting actuary. To determine total losses for the first nine months of 2006 and 2005, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan in the nine month periods ended September 30, 2006 and 2005. Our actual overall loss ratio for the year ended December 31, 2005 was 45.2%.

We expensed policy acquisition costs of $1,918,539 in the first nine months of 2006 compared to $1,950,673 for the same period of 2005, a decrease of $32,134 or 1.6%. These costs were 29.8% and 29.1% of premiums earned for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease in policy acquisition costs in 2006 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We recorded a net underwriting loss (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $172,865 for the nine month period ended September 30, 2006 compared to net underwriting income of $30,168 for the same period in 2005, a decrease of $203,033. The decline of the underwriting results in 2006 was primarily due to a decrease in net premiums earned and an increase in net incurred losses as a result of recording additional reserves for the attorneys’ professional liability plan.

We realized gains on investments of $837,845 during the nine months ended September 30, 2006 compared to $1,249,351 in capital gains in the same period of 2005. Gains recorded in 2006 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through September 30, 2006 was $984,023 compared to $820,000 for the same period of 2005. Investment yield for the nine months ended September 30, 2006 was approximately 3.9% as compared to 3.2% for the first nine months of 2005. The improvement in investment yield was, as indicated above, due to a general increase in interest rates from 2005 to 2006.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2006, our total investments were $49,820,871, an increase of $3,568,850, or 7.7%, from $46,252,021 at December 31, 2005. The increase was primarily due to the purchase of fixed income securities from available cash and cash equivalents. As a result of these purchases, cash and cash equivalents and restricted cash and cash equivalents balances decreased from $3,447,361 at December 31, 2005 to $1,797,707 at September 30, 2006, a decrease of $1,649,654, or 47.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at September 30, 2006 was 1.47:1, compared to a ratio of 1.50:1 at December 31, 2005.

Assumed reinsurance balances receivable/payable are the aggregate of current assumed premiums receivable less commissions and losses payable to the issuing carriers. This balance was a receivable of $710,534 at December 31, 2005 and $722,439 at September 30, 2006. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority has authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through November 1, 2006, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 57,780 common shares, as adjusted for the share dividend, for a total purchase price of $664,891. In addition, through that date, AmerInst Investment Company, Ltd. had purchased 74,055 common shares, as adjusted for the share dividend, from individuals who had died or retired, for a total purchase price of $1,383,509. See “Rights Offering” below for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

We paid our semi-annual dividend of $0.45 per share during the third quarter of 2006. The board of directors currently expects that the next semi-annual dividend of $0.45 per share will occur during the first quarter of 2007. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $13.48 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.32% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $28.39 per share as of September 30, 2006. (All per share amounts in this paragraph have been adjusted retroactively to reflect the impact of the share dividend.)

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

Rights Offering

We filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one of our common shares for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in our prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of approximately $250,000. Of these shares, 21,461 rights were exercised by AmerInst directors for a total purchase price of $500,685.

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

Market Sensitive Instruments

Market risk generally represents the risk of loss that may result from potential changes in the value of a financial instrument due to a variety of market conditions. Our exposure to market risk is generally limited to potential losses arising from changes in the level of interest rates on market values of fixed term holdings and changes in the market values of equity securities. We do not hold or issue derivative financial instruments for either trading or hedging purposes.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at September 30, 2006 and December 31, 2005 respectively.

	Estimated Fair Value 09/30/2006	Estimated Fair Value 12/31/2005
Fixed Income Portfolio
Due in one year or less	$4,918,112	$5,363,167
Due after one year through five years	7,905,055	10,637,662
Due after five years through ten years	3,222,805	979,538
Due after ten years	1,498,616	425,004

Sub-total	$17,544,588	$17,405,371
Mortgage backed securities	$8,320,292	$6,828,845

Total	$25,864,880	$24,234,216

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through November 1, 2006, the Company had repurchased 74,055 common shares, as adjusted for the share dividend, pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2006	2,631	$28.08	2,631	N/A
August 2006	—	—	—	N/A
September 2006	—	—	—	N/A
Total	2,631	$28.08	2,631	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through November 1, 2006, AmerInst Investment Company, Ltd. had purchased 57,780 common shares, as adjusted for the share dividend, in such privately negotiated transactions. No purchases were made during the three month period ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2006		AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

		By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

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