Form 10-K
period 2006-12-31
AMERINST INSURANCE GROUP LTD
filed 2007-04-02
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

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

As of March 1, 2007, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $18,307,356 based on book value as of June 30, 2006.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on May 31, 2007	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2006

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. During 2003, we also reinsured attorneys’ professional liability. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

Our reinsurance activity depends upon agreements with outside parties, among other things. In August 1993 we began the current reinsurance relationship with CNA Financial Corporation (“CNA”), taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

We have entered into reinsurance agreements with CNA and CAMICO and intend to cooperate with them through such reinsurance agreements, but have no contractual right to long-term involvement with either the AICPA plan or CAMICO. Similarly, other than the current terms of our reinsurance agreements, we are not obligated to use our reinsurance capacity as part of either insurance program, which is offered to the CPA profession, and may, in the discretion of our board of directors, provide reinsurance for other coverage, including other accountants’ professional liability coverage.

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

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited statutory financial statements and maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of which must certify each year that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. Furthermore, the Supervisor of Insurance is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

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

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the

Supervisor of Insurance, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AmerInst Insurance Company, Ltd. in an investment subsidiary, AmerInst Investment Company, Ltd., requires the specific approval of the Supervisor of Insurance for classification as a relevant asset, which we have received.

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

If it appears to the Supervisor of Insurance that there is a risk of an insurer becoming insolvent, or if the insurer is in breach of the Insurance Act or the regulations or of any condition imposed on its registration as an insurer, the Supervisor of Insurance may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premiums.

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

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2006 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2006, approximately $18 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd. including its subsidiary, AmerInst Investment Company, Ltd., to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2006 and 2005 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2006	$4,224,205	$23,118,869	$33,233,869	$67,505,696
December 31, 2005	$4,332,693	$18,960,063	$33,393,992	$63,485,386

Customers

Our only source of income, other than our investment portfolio, is our reinsurance treaties. Without such reinsurance treaties, we believe current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

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

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,238, including tender offer expenses of $340,698. (The number of shares purchased in the tender offer and the per share price set forth in the previous sentence have not been adjusted to reflect the share dividend described below.)

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards. Unless otherwise noted, all share and per share numbers in our Consolidated Financial Statements and elsewhere in this annual report on Form 10-K reflect the share dividend.

Rights Offering

AmerInst filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC” or the “Commission”) on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

Developing Business

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well.

AmerInst has entered into a confidentiality agreement with several investment banking organizations. There can be no assurance that a patent will be issued or that AmerInst will be able to license the patent if it is issued.

In addition to the patent application, AmerInst has filed an application for a trademark under which the concept will be marketed.

Effective in 2006 AmerInst has two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™), described in the three preceding paragraphs, which is in the initial marketing phase of development. See Note 11, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Commission. You may read any document we file with the Commission at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

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

Our underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially endorsed insurer for the AICPA Plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

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

Notwithstanding the absence of a public market for our common shares, we have a policy of having AmerInst Investment Company, Ltd., which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last audited net book value per share or $33.37 per share.

The Bermuda Monetary Authority has authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis, in addition to the shares purchased in the tender offer. Through March 1, 2007 AmerInst Investment Company, Ltd. had purchased 75,513 common shares, as adjusted for the share dividend, from individuals who had died or retired for a total purchase price of $1,424,450. In addition, through that date, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 61,791 common shares, as adjusted for the share dividend, for a total purchase price of $755,228. See the discussion under the heading “Rights Offering” for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering in “Item 1. Business” of this annual report on Form 10-K for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

From time to time the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. From January 1, 2000 through March 1, 2007, the Company repurchased 75,513 common shares pursuant to such program. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2006	4,944	$28.08	4,944	N/A
November 2006	—	—	—	N/A
December 2006	—	—	—	N/A
Total	4,944	$28.08	4,944	N/A

From time to time, the Company has also purchased common shares in privately negotiated transactions. From January 1, 2000 through March 1, 2007 the Company repurchased 61,791 common shares in such privately negotiated transactions. The following table shows information relating to the repurchase of common shares pursuant to the program during the three month period ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2006	2,181	$22.64	2,181	N/A
November 2006	—	—	—	N/A
December 2006	—	—	—	N/A
Total	2,181	$22.64	2,181	N/A

As of March 1, 2007 there were 1,958 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.45 per share with payments in September and March. During 2006, 2005 and 2004, we paid ordinary cash dividends of $595,924, $596,029 and $449,558 (net of adjustment for special dividend), respectively, representing two semi-annual payments of $0.45 for 2006, one semi-annual payment of $0.433 per share and two quarterly payments of $0.216 per share for 2005, and four quarterly payments of $0.216 per share for 2004. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AmerInst Insurance Company, Ltd. is prohibited from declaring or paying any dividend if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend.

Item 6. Selected Financial Data

The following summary sets forth selected financial data with respect to us for the five fiscal years ended December 31, 2006. The balance sheet and income statement data have been derived from our consolidated financial statements. The financial data set forth below should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report.

SELECTED FINANCIAL STATEMENT DATA

Income Statement Data	2006	2005	2004	2003	2002
Premiums Earned	$8,628,534	$9,075,405	$8,856,809	$8,392,172	$6,775,407
Net Investment Income	1,365,959	1,116,354	1,227,610	1,495,371	1,887,778
Net Realized Gain (Loss)	1,120,263	1,345,861	732,491	933,995	(1,005,185)

Total Revenue	$11,114,756	$11,537,620	$10,816,910	$10,821,538	$7,658,000

Net Income (Loss)	$3,312,962	$3,095,121	$1,749,007	$4,770,148	$(741,560)

Basic Earnings (Loss) Per Share*	$4.76	$4.30	$1.94	$5.24	$(0.80)

Cash dividends declared per common share*	$0.90	$0.86	$0.86	$4.36	$0.86

Balance Sheet Data	2006	2005	2004	2003	2002
Investments	$52,621,213	$46,252,021	$51,792,217	$52,437,053	$46,267,306
Other Assets	5,050,097	5,876,181	4,144,094	4,561,581	5,947,257

Total Assets	$57,671,310	$52,128,202	$55,936,311	$56,998,634	$52,214,563

Unpaid Losses and Loss Adjustment Expenses	$28,161,369	$28,884,621	$29,701,842	$28,726,634	$30,478,843
Unearned Premiums	3,790,692	3,843,161	3,890,900	3,861,784	3,350,380
Other Liabilities	238,825	348,785	231,936	3,703,932	668,604

Total Liabilities	32,190,886	33,076,567	33,824,678	36,292,350	34,497,827
Stockholders’ Equity	25,480,424	19,051,635	22,111,633	20,706,284	17,716,736

Total Liabilities and Stockholders’ Equity	$57,671,310	$52,128,202	$55,936,311	$56,998,634	$52,214,563

*	The per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

Business Overview

We are an insurance company owned by 1,958 accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our primary mission is to exert a stabilizing influence on the design, pricing and availability of professional liability insurance to reduce the likelihood of a hard market. We are prepared, subject to obtaining the required licenses and registrations, to step into a hard market and act as a direct issuer of accountants’ professional liability insurance policies.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms and individual CPAs in all 50 states of the United States, representing a broad cross section of small and mid-size firms.

In an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. During 2003 we provided reinsurance of attorneys’ professional liability policies provided by Professional Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of that year. Effective June 1, 2005, we wrote a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of accountants’ professional liability business. The premiums under the CAMICO treaty vary with the losses incurred, between a minimum and a maximum.

Effective in 2006 AmerInst has two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™), described below, which is in the initial marketing phase of development. See Note 11, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well.

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

Our results of operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we reserve is based on actuarial estimates which are prepared as of June 30 and December 31 each year. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “middle” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2006, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $16.0 million, the high estimate was $28.3 million, and the middle estimate was $20.5 million. We selected reserves of $28.1 million as of December 31, 2006, which is near the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

Results of Operations

Our net income increased to $3,312,962 in 2006, compared to net income of $3,095,121 in 2005. We had net income of $1,749,007 in 2004.

The increase in net income from 2005 to 2006 is primarily due to the reduction of loss reserves by $3.1 million. In 2005 loss reserves were reduced by $2.3 million, and in 2004 loss reserves were reduced by $2.5 million. Due to the uncertainty inherent in the reinsurance policies written by the Company, we have always adopted a conservative policy concerning our loss reserving. In the last three years, our actuary was able to obtain additional information which included breaking out loss development on CNA’s “premier” and “value” plans which we reinsure. Our actuary determined in the course of its analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was reasonable to reduce the 2004 loss reserves by $2.5 million, which resulted in an increase in net income in 2004 by that amount. For 2005, we believed it reasonable that the reduction in loss reserves should be limited to $2.3 million, and for 2006 the reduction in loss reserves should be limited to $3.1 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our long established loss reserving philosophy. The Company will continue to review loss reserves periodically and, based on the actuarial projections, determine whether reserves are required to be increased or decreased.

Net premiums earned decreased by 4.9% in 2006 to $8,628,534 from $9,075,405 in 2005. Net premiums earned for 2005 increased by 2.4% from $8,856,809 in 2004. The decrease in net premiums earned during 2006 was primarily attributable to rate decreases under the current AICPA Professional Liability Insurance Plan treaty, and in 2005, the increase net premiums earned was primarily attributable to an increase in the number of AICPA insureds and rate increases under the current AICPA Professional Liability Insurance Plan treaty compared to the prior periods.

Net premiums written in 2006 were $8,680,603, a decrease of $347,063 from $9,027,666 in 2005. The decrease in net premiums written was primarily attributable to rate decreases under the current AICPA Professional Liability Plan treaty. Net premiums written in 2005 increased by $141,740 to $9,027,666 from $8,885,926 in 2004. The increase in net premium written during 2005 was attributable primarily to new premiums written under the CAMICO treaty. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income increased $249,605, or 22.4%, in 2006 to $1,365,959 from $1,116,354 in 2005. Net investment income in 2005 decreased by $111,256, or 9.0%, from the $1,227,610 reported in 2004. The primary reason for the increase in 2006 was an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in interest rates in 2006 also contributed to the increase in investment income. The decrease in 2005 from 2004 was due to overall lower interest rates for the fixed income portion of the portfolio as a result of the shortening of the average duration of that portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates.

Net realized gains decreased $225,598 in 2006 to $1,120,263 from $1,345,861 in 2005. Net realized gains in 2005 increased $613,370 to $1,345,861 from $732,491 in 2004.

Invested assets, including investments, cash and cash equivalents and restricted cash and cash equivalents, increased by $5,762,041, or 11.6%, to $55,461,423 in 2006 compared to $49,699,382 in 2005. The increase was due to funds received as a result of the rights offering, and an increase in market values of the investment portfolio. Investment yield of net investment income and net realized gains and losses in 2006 as of December 31 was 4.7% as compared to 4.8% in 2005 and 3.7% in 2004. The investment yield of net investment income was 2.6% in 2006, 2.2% in 2005 and 2.3% in 2004. The increase in investment yield of net investment income from 2005 to 2006 was due to an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in the interest rates in 2006 also contributed to the increase in investment yield. The decrease from 2004 to 2005 was due to a general decrease in interest rates on investments held in our portfolio as a result of the shortening of the average duration of the fixed income portfolio in order to reduce the risk of principal loss in the expected future environment of rising interest rates.

Unrealized gain on investments was $7,469,210 at December 31, 2006 compared to $5,422,382 at December 31, 2005. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at market value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 37.7% increase in unrealized gain on investments was due primarily to an improvement in the value of the Company’s equity portfolio. Unrealized gain on investments was $6,282,073 at December 31, 2004. Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2006 and 2005 is as follows:

	2006	2005
Mortgage backed securities	18%	15%
Corporate debt securities	3	4
Obligations of state and political subdivisions	31	33
Equity securities	48	48

	100%	100%

Our fixed income, equity and hedge fund portfolios are invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. We engage professional advisors to manage day to day investment matters under the oversight of our Investment Committee.

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

Our losses and loss adjustment expenses decreased by 20.0% to $3,287,658 in 2006 from $4,105,121 in 2005, and for 2005 decreased by 19.6% from $5,104,341 in 2004. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of $3,072,636 in 2006, $2,275,832 in 2005 and $2,494,106 in 2004. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 38.1% in 2006, 45.2% in 2005 and 57.6% in 2004. The reason for the favorable development of prior years’ estimates is discussed in more detail below under the caption “Losses and Loss Adjustment Expenses.”

Policy acquisition costs of $2,546,012 were expensed in 2006 compared to $2,615,133 in 2005, a decrease of 2.6%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Policy acquisition costs expensed in 2005 reflected an increase of 1.0% from $2,591,612 in 2004. Such costs as a percentage of premiums earned were 29.5% in 2006, 28.8% in 2005 and 29.3% in 2004. Operating and management expenses increased by 14.3% in 2006 to $1,968,124 from $1,722,245 in 2005. The primary reasons for this increase were patent and business development expenses. The operating and management expenses relating to the RINITS™ segment spent in the development phase have been $554,574 (2006), $251,113 (2005) and $89,424 (2004). Operating and management expenses for 2005 increased by 25.5% from $1,371,950 in 2004 due to increased audit and legal fees, costs of SEC compliance, and expenses related to a shareholder’s revised offer to acquire the Company. That offer was made in September 2004 to purchase all of AmerInst’s shares for 82.54% of book value. That offer was rejected by the Board because it presented an inadequate price for control of AmerInst, and because it was inconsistent with our mission.

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

As of December 31, 2006, total investments amounted to $52,621,213, an increase of $6,369,192, or 13.8%, from $46,252,021 at December 31, 2005. The increase was due to an increase in the purchase of investments due to funds received from the rights offering and an increase in market values of the investment portfolio. Cash and cash equivalents decreased from $3,447,361 at December 31, 2005 to $2,840,210 at December 31, 2006. The amount of cash and cash equivalents varies depending on the maturities of fixed maturity investments and on the level of funds invested in money market mutual funds. Our liability for unpaid losses and loss adjustment expenses at December 31, 2006 was $28,161,369.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $556,822 at December 31, 2006 and $710,534 at December 31, 2005. This balance fluctuates due to the timing of renewal premiums written.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys’ liability program written in 2003.

Prepaid expenses and other assets were $219,132 at December 31, 2006, a decrease of 22.4% from 2005. These expenses relate to prepaid directors and officers’ liability insurance costs, director fees, and management fees.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from December 31, 2005 along with the decrease in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for the carrier for the CAMICO treaty we began reinsuring in 2005 is 10% and for the attorneys’ professional liability we reinsured in 2003 was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 2.5% decrease in deferred policy acquisition costs in 2006 was due to the decrease in unearned premiums compared to the prior year.

We paid two semi-annual dividends of $0.45 per share during 2006. On March 1, 2007, the board of directors declared a semi-annual dividend of $0.45 per share and declared a special dividend of $0.70 per share, each of which were paid on March 15, 2007 to shareholders of record on February 28, 2007. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $13.48 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.88% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $33.37 per share as of December 31, 2006.

During 2006 the Board of Directors declared semi-annual dividends payable on March 31 and September 30 of $0.45 per share. During 2005 the Board of Directors declared quarterly dividends payable on March 15 and June 15 of $0.216 per share, and beginning September 1, 2005 the Board of Directors declared a semi-annual dividend payable on September 30 of $0.433 per share. In 2004 the Board of Directors declared quarterly dividends payable on March 15, June 15, September 15 and December 15 of $0.216 per share.

Total dividends declared were $595,924, $596,029 and $449,558 (net of adjustment for special dividend) in 2006, 2005 and 2004, respectively. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions.

AmerInst Insurance Company, Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2006 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2006, approximately $18 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AmerInst Insurance Company, Ltd., including its subsidiary, AmerInst Investment Company, Ltd., to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AmerInst Insurance Company, Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2006 and 2005 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2006	$4,224,205	$23,118,869	$33,233,869	$67,505,696
December 31, 2005	$4,332,693	$18,960,063	$33,393,992	$63,485,386

Because AmerInst Insurance Company, Ltd. is not admitted as an insurer in Illinois, CNA has the right to annually require AmerInst Insurance Company, Ltd. to procure a letter of credit issued by a U.S. bank in an amount equal to the total unearned premiums for the fiscal year plus CNA’s share of AmerInst Insurance Company, Ltd.’s loss reserves.

The Bermuda Monetary Authority has authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through March 1, 2007 AmerInst Investment Company, Ltd. had purchased 75,513 common shares, as adjusted for the share dividend, from individuals who had died or retired for a total purchase price of $1,424,450. In addition, through that date, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 61,791 common shares, as adjusted for the share dividend, for a total purchase price of $755,228. See “Rights Offering” below for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

Tender Offer

On December 17, 2004, AmerInst, through its indirect wholly owned subsidiary, AmerInst Investment Company, Ltd., commenced a “modified Dutch auction” self-tender offer for AmerInst shares. Pursuant to the tender offer, which expired on January 21, 2005, 65,959 shares were accepted for purchase at a price of $60.00 per share, for a total purchase price of $4,298,238, including tender offer expenses of $340,698. (The number of shares purchased in the tender offer and the per share price set forth in the previous sentence have not been adjusted to reflect the share dividend described below.)

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards. Unless otherwise noted, all share and per share numbers in these financial statements and this annual report on Form 10-K reflect the share dividend.

Rights Offering

AmerInst filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

Losses and Loss Adjustment Expenses

The consolidated financial statements include our estimated liability for unpaid losses and loss adjustment expenses (“LAE”) for our insurance operations. LAE is determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim severity and frequency. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate, and reflected in current financial reports.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average severity is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary.

An actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $3.1 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2006. This reduction was the result of the completion of the December 31 actuarial review, which indicated positive loss development in policy years 1994 to 2001.

In preparing ultimate loss and allocated loss adjustment expenses, the Company’s actuary examined a variety of methods. The actuary applied traditional loss development and generalized “Cape Cod” methods separately to case incurred loss and allocated loss adjustment expense data and to paid loss and allocated loss adjustment expense data.

The traditional loss development method separately forecasts ultimate loss and allocated loss adjustment expense for each year on the basis of historical emergence patterns found in incurred and paid loss and allocated loss adjustment expense data. The claim count-based Cape Cod method treats ultimate claim counts as the exposure base, and uses a claim severity index to reflect changes in expected losses per claim over time. In effect, the Cape Cod method combines a loss development approach (which forecasts future emergence of loss and allocated loss adjustment expense based on past emergence patterns) with an expected pure premium approach (which assumes that future expected emergence can be projected based on historical pure premiums). The claim severity index assumed a 5.0% claim severity trend, based on recent professional liability severity trend indications and judgment.

For premier plan and value plan business, many policies provide allocated loss adjustment expense coverage in addition to the standard $1 million per claim indemnity limit. The effect of a provision for allocated loss adjustment expense in addition to limits was estimated by performing incurred and paid loss and allocated loss adjustment expense Bornhuetter-Ferguson (BF) calculations on the incurred and paid loss and allocated loss adjustment expense in addition to the limits. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our loss reserving philosophy.

The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. Based on historical allocated loss adjustment expenses data, the actuary selected a 1.50% and a 1.65% frequency provision and a $750,000 and a $714,286 severity provision for 2006 and 2005, respectively, for allocated loss adjustment expense in addition to limits.

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

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross Liability for Loss and LAE Reserves	$20,300	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479	$28,726	$29,702	$28,885	$28,161
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	2,020	1,040	876	674	674	674	674	674	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$18,280	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805	$28,727	$29,702	$28,885	$28,161

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Losses Reestimated as of:
One Year Later	$16,871	$14,877	$18,988	$24,368	$24,873	$27,993	$25,193	$27,210	$27,454	$26,323	—
Two Years Later	10,157	13,592	18,993	20,602	24,297	23,514	23,676	24,962	24,893
Three Years Later	10,133	13,597	15,583	20,026	21,008	21,997	21,429	22,400
Four Years Later	10,138	12,953	15,007	17,724	19,491	19,750	18,867
Five Years Later	9,000	12,376	13,686	16,207	17,244	17,188
Six Years Later	9,824	11,633	12,807	14,437	15,215
Seven Years Later	9,890	11,075	12,051	12,966
Eight Years Later	9,389	10,571	11,163
Nine Years Later	8,658	9,615
Ten Years Later	8,592
Cumulative Redundancy (Deficiency)	9,688	10,148	9,679	11,397	11,814	11,381	10,938	6,324	4,809	2,562	—
Cumulative Amount Paid Through:
One Year Later	3,027	3,566	3,024	3,302	4,340	3,851	3,697	3,557	4,678	3,051	—
Two Years Later	5,570	5,524	5,584	6,726	7,073	6,600	6,165	6,943	6,730
Three Years Later	6,455	6,913	7,621	8,592	8,904	8,145	7,915	7,982
Four Years Later	7,050	8,010	8,405	9,747	9,781	8,736	8,353
Five Years Later	7,445	8,267	9,105	10,028	9,906	8,972
Six Years Later	7,636	8,795	9,271	9,895	9,999
Seven Years Later	8,151	8,656	8,980	9,946
Eight Years Later	7,880	8,258	8,994
Nine Years Later	7,471	8,259
Ten Years Later	7,471

The above table of losses re-estimated has been prepared on a net basis—i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up. The schedule has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 1996 through 2006 as of year-end 2006. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1996 liability has developed a $9,688,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1996 year end liability was originally $18,280,000. As of December 31, 2006, we had paid $7,471,000 of the currently estimated $8,592,000 of losses and LAE that had been incurred for 1996 and prior years through the end of 2006; thus an estimated $1,121,000 in losses incurred through 1996 remain unpaid as of the current financial statement date.

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

Contractual Obligations

The following table provides an analysis of our contractual obligations at December 31, 2006:

	Payment due by period (Thousands of dollars)
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Unpaid losses and loss adjustment expenses	$28,161	$5,871	$7,670	$3,100	$11,520

The amounts included for unpaid losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “Critical Accounting Policies – Unpaid Losses and Loss Adjustment Expense Reserves” beginning page 15. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash, investments and future premium income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inflation

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed maturity investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims will be offset by investment income earned during the period that the claim is outstanding. Finally, we believe that the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in our premium rates.

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

The table below provides information about our available for sale investments that are sensitive to changes in interest rates at December 31, 2006.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,979,402	$4,961,827
Due after one year through five years	8,476,711	8,461,725
Due after five years through ten years	4,205,139	4,228,943
Due after ten years	0	0

Subtotal	17,661,252	17,652,495
Mortgage-backed securities	9,581,483	9,520,293

Total	$27,242,735	$27,172,788

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our fixed maturity investments at December 31, 2006. The modeling of this effect was performed on each security individually using the security’s effective duration and changes in prepayment expectations for mortgage backed securities. The results of this analysis are summarized in the table below.

	Interest Rate Shift in Basis Points (Dollar Amounts in Thousands)
	-100	-50	0	+50	+100
Total Market Value	$29,136	$28,862	$28,588	$28,235	$27,881
Market Value Change from Base	1.92%	0.96%	0.00%	-1.23%	-2.47%
Change in Unrealized Value	$548	$274	$—	$(353)	$(707)

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

Schedules II, III, IV, V, and VI are omitted as they are inapplicable, immaterial, or because the required information may be found in the audited consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 30, 2007

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(expressed in U.S. dollars)

	2006	2005
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at market value (amortized cost $27,242,735 and $24,571,442)	$27,172,788	$24,234,216
Equity securities, at market value (cost $17,909,268 and $16,258,197)	25,448,425	22,017,805

TOTAL INVESTMENTS	52,621,213	46,252,021
Cash and cash equivalents	1,784,344	2,282,039
Restricted cash and cash equivalents	1,055,866	1,165,322
Assumed reinsurance premiums receivable	556,822	710,534
Funds deposited with a reinsurer (Note 3)	113,382	113,382
Accrued investment income	229,824	203,408
Deferred policy acquisition costs	1,090,727	1,119,157
Prepaid expenses and other assets	219,132	282,339

TOTAL ASSETS	$57,671,310	$52,128,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$28,161,369	$28,884,621
Unearned premiums	3,790,692	3,843,161
Accrued expenses and other liabilities	238,825	348,785

TOTAL LIABILITIES	$32,190,886	$33,076,567

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2006 and 2005: 2,000,000 and 500,000 shares authorized, 995,253 and 995,253 * issued and outstanding, respectively	995,253	331,751
Additional paid-in-capital	6,287,293	6,801,870
Retained earnings	15,216,651	12,499,613
Accumulated other comprehensive income	7,469,210	5,422,382
Shares held by Subsidiary (231,785 and 316,785* shares) at cost	(4,487,983)	(6,003,981)

TOTAL STOCKHOLDERS’ EQUITY	25,480,424	19,051,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,671,310	$52,128,202

*	The number of shares issued and outstanding and held by Subsidiary at December 31, 2005 have been adjusted retroactively to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2006, 2005, and 2004

(expressed in U.S. dollars)

	2006	2005	2004
REVENUES
Net premiums earned	$8,628,534	$9,075,405	$8,856,809
Net investment income (Note 4)	1,365,959	1,116,354	1,227,610
Net realized gain on investments (Note 4)	1,120,263	1,345,861	732,491

TOTAL REVENUES	11,114,756	11,537,620	10,816,910

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	3,287,658	4,105,121	5,104,341
Policy acquisition costs	2,546,012	2,615,133	2,591,612
Operating and management expenses (Note 7)	1,968,124	1,722,245	1,371,950

TOTAL LOSSES AND EXPENSES	7,801,794	8,442,499	9,067,903

NET INCOME	3,312,962	3,095,121	1,749,007

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain arising during the period	3,167,091	486,170	974,948
Reclassification adjustment for (gain) included in net income	(1,120,263)	(1,345,861)	(732,491)

OTHER COMPREHENSIVE INCOME (LOSS)	2,046,828	(859,691)	242,457

COMPREHENSIVE INCOME	$5,359,790	$2,235,430	$1,991,464

BASIC AND DILUTED EARNINGS PER SHARE*	$4.76	$4.30	$1.94

Weighted average number of common shares* outstanding for the year	695,404	719,220	897,327

*	The per share amounts and number of shares outstanding have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2006, 2005 and 2004

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Shares Held by Subsidiary	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2004	$331,751	$6,801,870	$8,701,072	$6,039,616	$(1,168,025)	$20,706,284
Net income	—	—	1,749,007	—	—	1,749,007
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	242,457	—	242,457
Purchases of shares by subsidiary	—	—	—	—	(136,557)	(136,557)
Dividends ($0.86 per share*)	—	—	(449,558)	—	—	(449,558)

BALANCE AT DECEMBER 31, 2004	$331,751	$6,801,870	$10,000,521	$6,282,073	$(1,304,582)	$22,111,633
Net income	—	—	3,095,121	—	—	3,095,121
Other comprehensive income
Unrealized loss on securities, net of reclassification adjustment	—	—	—	(859,691)	—	(859,691)
Purchases of shares by subsidiary	—	—	—	—	(4,699,399)	(4,699,399)
Dividends ($0.86 per share*) (net of adjustment for special dividend)	—	—	(596,029)	—	—	(596,029)

BALANCE AT DECEMBER 31, 2005	$331,751	$6,801,870	$12,499,613	$5,422,382	$(6,003,981)	$19,051,635
Net income	—	—	3,312,962	—	—	3,312,962
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,046,828	—	2,046,828
Purchase of shares by subsidiary	—	—	—	—	(342,657)	(342,657)
Sale of shares by subsidiary under rights offering (net of issuance costs)	—	148,925	—	—	1,858,655	2,007,580
Dividends ($0.90 per share)	—	—	(595,924)	—	—	(595,924)
Share Dividend (2 for 1)	663,502	(663,502)	—	—	—	—

BALANCE AT DECEMBER 31, 2006	$995,253	$6,287,293	$15,216,651	$7,469,210	$(4,487,983)	$25,480,424

*	The dividends per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2006, 2005 and 2004

(expressed in U.S. dollars)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,312,962	$3,095,121	$1,749,007
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net discounts (premiums) on investments	24,138	(5,447)	(233,363)
Net realized (gains) on sale of investments	(1,120,263)	(1,345,861)	(732,491)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	153,712	167,312	(307,537)
Funds deposited with a reinsurer	—	23,946	—
Accrued investment income	(26,416)	38,501	154,264
Deferred policy acquisition costs	28,430	28,658	(28,949)
Prepaid expenses and other assets	63,207	(67,071)	(56,405)
Liability for losses and loss adjustment expenses	(723,252)	(817,221)	975,208
Unearned premiums	(52,469)	(47,739)	29,116
Accrued expenses and other liabilities	(109,960)	116,849	11,390

Net cash provided by operating activities	1,550,089	1,187,048	1,560,240

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	109,456	(809,051)	(60,658)
Purchases of investments	(29,948,218)	(31,080,509)	(35,715,388)
Proceeds from sales of investments	21,461,979	31,436,322	27,638,535
Proceeds from maturities of fixed maturity investments	5,260,000	5,676,000	9,930,000

Net cash provided by (used in) investing activities	(3,116,783)	5,222,762	1,792,489

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(595,924)	(596,029)	(3,932,944)
Purchase of shares by subsidiary	(342,657)	(4,699,399)	(136,557)
Proceeds on sale of shares by subsidiary under rights offering (net of issuance costs)	2,007,580	—	—

Net cash provided by (used in) financing activities	1,068,999	(5,295,428)	(4,069,501)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(497,695)	1,114,382	(716,772)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,282,039	1,167,657	1,884,429

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,784,344	$2,282,039	$1,167,657

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AMIG Ltd.” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor (“AIIC Inc.”), has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA-sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”).

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. In August 1993, the AICPA Plan endorsed the CNA Financial Corporation (“CNA”) insurance group as its insurance carrier. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA. The “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses per occurrence and $2,000,000 in the aggregate. Our maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

AMIC Ltd. entered into an excess loss arrangement with Professional Direct Insurance Company (“PDIC”) for a 15% quota share participation in the 1st excess layer of $500,000 excess of $500,000 of the attorneys’ professional liability coverage provided by PDIC. The participation commenced January 1, 2003 and terminated December 31, 2003.

Effective June 1, 2005, AMIC Ltd. entered into a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California-based writer of accountants’ professional liability business. This contract renewed on June 1, 2006.

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

Investments

AMIG Ltd. classifies all of its investments as available-for-sale. Accordingly, AMIG Ltd. reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income. Fair value of investments is based on market quotations. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

Declines in the market value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include the Company’s intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AMIG Ltd.’s accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2007, FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial statements.

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2006 and 2005 $113,382 was held in deposits pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2006 and 2005, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $115,273 and $123,856, respectively. Additionally, at December 31, 2006 and 2005, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with restricted cash and cash equivalents and investments with a carrying value of $19,922,503 and $18,336,207, respectively. At December 31, 2006 and 2005 AMIC Ltd. provided CAMICO with a Letter of Credit held by National City Bank with supporting investments with a carrying value of $4,110,082 and $2,350,053, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2006 and 2005 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006 Fixed maturity investments:
Obligations of states and political subdivisions	$16,159,160	$91,552	$(98,280)	$16,152,432
Corporate debt securities	1,502,092	—	(2,028)	1,500,064
Mortgage-backed securities	9,581,483	23,668	(84,859)	9,520,292

Total fixed maturity investments	27,242,735	115,220	(185,167)	27,172,788

Equity securities	16,909,268	7,245,864	(19,429)	24,135,703
Hedge fund	1,000,000	312,722	—	1,312,722

Total equity securities	17,909,268	7,558,586	(19,429)	25,448,425

Total investments	$45,152,003	$7,673,806	$(204,596)	$52,621,213

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Fixed maturity investments:
Obligations of states and political subdivisions	$5,037,282	$13,244	$(102,246)	$4,948,280
Corporate debt securities	2,061,032	—	(23,868)	2,037,164
Mortgage-backed securities	17,473,128	51,056	(275,412)	17,248,772

Total fixed maturity investments	24,571,442	64,300	(401,526)	24,234,216

Equity securities	15,258,197	5,669,003	(113,074)	20,814,126
Hedge fund	1,000,000	203,679	—	1,203,679

Total equity securities	16,258,197	5,872,682	(113,074)	22,017,805

Total investments	$40,829,639	$5,936,982	$(514,600)	$46,252,021

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized loss on investments at December 31, 2006 and 2005 are categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2006
Fixed maturity investments:
Obligations of states and political subdivisions	$6,559,302	$(91,893)	$2,354,271	$(6,387)	$8,913,573	$(98,280)
Corporate debt securities	499,991	(2,028)	—	—	499,991	(2,028)
Mortgage-backed securities	5,024,060	(84,260)	1,652,523	(599)	6,676,583	(84,859)

Total fixed maturity investments	12,083,353	(178,181)	4,006,794	(6,986)	16,090,147	(185,167)

Equity securities	—	—	564,043	(19,429)	564,043	(19,429)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	564,043	(19,429)	564,043	(19,429)

Total investments	$12,083,353	$(178,181)	$4,570,837	$(26,415)	$16,654,190	$(204,596)

As of December 31, 2006, there were approximately 31 securities in an unrealized loss position with an estimated fair value of $16,654,190. Of these securities, there are 19 securities that have been in an unrealized loss position for 12 months or greater with an estimated fair value of $12,083,353. As of December 31, 2006, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

As of December 31, 2005, there were approximately 37 securities in an unrealized loss position with an estimated fair value of $21,548,774. Of these securities, there are 11 securities that have been in an unrealized loss position for 12 months or greater with an estimated fair value of $9,178,932. As of December 31, 2005, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,979,402	$4,961,827
Due after one year through five years	8,476,711	8,461,725
Due after five years through ten years	4,205,139	4,228,943
Due after ten years	0	0

Subtotal	17,661,252	17,652,495
Mortgage-backed securities	9,581,483	9,520,293

Total	$27,242,735	$27,172,788

Information on sales and maturities of investments are as follows:

	2006	2005	2004
Total proceeds on sales of securities	$21,461,979	$31,436,322	$27,638,535
Total proceeds from maturities of fixed maturity investments	5,260,000	5,676,000	9,930,000
Gross gains	1,411,563	2,118,709	1,030,563
Gross losses	(291,300)	(772,848)	(298,072)

Major categories of net interest and dividend income, and net realized gains (losses) on sales of investments are summarized as follows:

	2006	2005	2004
Interest earned:
Fixed maturity investments	$1,008,181	$891,317	$1,028,487
Short term investments and cash and cash equivalents	198,326	95,745	110,733
Dividends earned	377,959	337,626	298,644
Investment expenses	(218,507)	(208,334)	(210,254)

Net investment income	$1,365,959	$1,116,354	$1,227,610

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2006 and 2005 are as follows:

	2006	2005
Case basis estimates	$5,765,798	$5,201,890
Incurred But Not Reported	22,395,571	23,682,731

Totals	$28,161,369	$28,884,621

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability for losses and loss adjustment expense activity is as follows:

	2006	2005	2004
Liability—beginning of year	$28,884,621	$29,701,842	$28,726,634

Incurred related to:
Current year	6,360,294	6,380,953	7,598,446
Prior years	(3,072,636)	(2,275,832)	(2,494,106)

Total incurred	3,287,658	4,105,121	5,104,340

Paid related to:
Current year	(73,768)	(787,471)	(154,413)
Prior years	(3,937,142)	(4,134,871)	(3,974,719)

Total paid	(4,010,910)	(4,922,342)	(4,129,132)

Liability—end of year	$28,161,369	$28,884,621	$29,701,842

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $3,072,636, $2,275,832 and $2,494,106 in 2006, 2005 and 2004, respectively. The 2006 decrease related mainly to positive loss development in the policy years 1994 to 2001. The 2005 decrease related mainly to positive loss development in the policy years 1993 to 2000. The 2004 decrease related mainly to positive loss development in the fiscal years 1995 to 2002.

6. STOCKHOLDERS’ EQUITY

Share Dividend

On March 2, 2006, the board of directors of AMIG approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AMIG 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards.

Rights Offering

AMIG filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). A total of 97,927 rights were exercised under the rights offering, and 97,927 shares were subsequently sold by Investco for a total purchase price of $2,284,637, before rights offering costs of $277,057. AmerInst recognized the excess in proceeds over the cost of these shares as an increase in additional paid-in capital of $148,925.

Of the shares sold in the rights offering, 21,461 shares were purchased by AMIG directors for a total purchase price of $500,685.

7. PREMIUMS WRITTEN

Premiums written were $8,680,603, $9,027,666, and $8,885,926 during 2006, 2005 and 2004, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OPERATING, MANAGEMENT EXPENSES AND TAXATION

AMIG Ltd., AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (Bermuda) Ltd. provides AMIG Ltd. and AMIC Ltd. certain management, administrative and operations services under the direction of AMIG Ltd.’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Grayston, a director and President of the Company, and Mr. Nicol, a director, Vice President and Treasurer of the Company, are the President and Senior Account Manager and Vice President, respectively, of USA Risk Group (Bermuda) Ltd. The company paid $255,000 in fees pursuant to this agreement during 2006. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $424,258 in 2006, $360,435 in 2005 and $312,848 in 2004.

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

9. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AMIG Ltd. is prohibited from declaring or paying a dividend at December 31, 2006 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, it must be able to pay its liabilities as they come due after the payment of a dividend. As at December 31, 2006, $18,197,878 was available to stockholders in accordance with these provisions.

AMIG Ltd.’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AMIG Ltd. is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2006 and 2005 these requirements have been met. The minimum required statutory capital and surplus was $4,224,205 and $4,332,693 and actual statutory capital and surplus was $23,118,869 and $18,960,063 at December 31, 2006 and 2005, respectively. The minimum required level of liquid assets was $33,233,869 and $33,393,992 and actual liquid assets were $67,505,696 and $63,485,386 at December 31, 2006 and 2005, respectively. Statutory income for the years ended December 31, 2006 & 2005 was $2,382,272 and $1,994,906.

10. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2006	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,049,657	$2,205,374	$2,187,221	$2,186,282
Net investment income	296,789	352,236	334,998	381,936
Net realized gain (loss)	419,736	545,466	(127,357)	282,418

Total revenues	2,766,182	3,103,076	2,394,862	2,850,636

Net income (loss)	$142,003	$249,984	$(219,743)	$3,140,718
Basic and diluted net income (loss) per share	$0.21	$0.37	$(0.32)	$4.50

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,164,916	$2,301,932	$2,226,448	$2,382,109
Net investment income	235,174	302,878	281,948	296,354
Net realized gain	425,409	536,815	287,127	96,510

Total revenues	2,825,499	3,141,625	2,795,523	2,774,973

Net income	$317,736	$285,592	$289,507	$2,202,286
Basic and diluted net income per share	$0.43	$0.41	$0.42	$3.04

11. Segment Information

Effective in 2006 AmerInst has two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™) which is in the initial marketing phase of development. The reinsurance segment had revenues of $11,114,756 (2006) $11,537,620 (2005) and $10,816,910 (2004). Total losses and expenses for this segment were $7,247,220 (2006), $8,191,386 (2005) and $8,978,479 (2004), resulting in segment income of $3,867,536, $3,346,234 and $1,838,431 in each year. Net premium earned in the reinsurance segment from a single insurance carrier was $8,412,855 for the year ended December 31, 2006.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of December 31, 2006 had no revenue. Operating and management expenses spent in the development phase have been $554,574 (2006), $251,113 (2005) and $89,424 (2004).

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

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 31, 2007 (the “Proxy Statement”), a copy of which we intend to file with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K. The company has two executive officers, both of whom are directors of the Company.

Code of Ethics

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

Section 16 Compliance

Information appearing under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Audit Committee

Information appearing under the captions “Election of Directors—Meetings and Committees of the Board” and “—Report of the Audit Committee” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of the Form 10-K is incorporated by reference from the information contained in the section captioned “Election of Directors—Executive and Director Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a	)(1)	See Index to Financial Statements and Schedules on page 25.

(a	)(2)	See Index to Financial Statements and Schedules on page 25.

(a	)(3)	See Index to Exhibits set forth on pages 43 – 44.

(b	)	See Index to Exhibits.

(c	)	See Index to Financial Statements and Schedules on page 25.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2006

Type of investment	Cost (1)	Market Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$20,521,571	$20,451,278	$20,451,278
States, municipalities and political subdivisions	5,219,073	5,221,447	5,221,447
All other corporate bonds	1,502,091	1,500,063	1,502,091

Total fixed maturities	27,242,735	27,172,788	27,172,788

Equities:
Common stocks:
Bank, trust and insurance companies	2,313,825	3,042,174	3,042,174
Hedge fund, industrial, miscellaneous and all other	15,595,443	22,406,251	22,406,251

Total equity securities	17,909,268	25,448,425	25,448,425

Total investments	$45,152,003	$52,621,213	$52,621,213

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2007	AMERINST INSURANCE GROUP, LTD.

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston, President and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	April 2, 2007

/s/ MURRAY NICOL Murray Nicol	Vice-President, Treasurer and Director (Principal Financial and Accounting Officer)	April 2, 2007

/s/ RONALD S. KATCH Ronald S. Katch	Director and Chairman of the Board	April 2, 2007

/s/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	April 2, 2007

/s/ DAVID N. THOMPSON David N. Thompson	Director	April 2, 2007

/s/ JOHN T. SCHIFFMAN John T. Schiffman	Director	April 2, 2007

/s/ IRVIN F. DIAMOND Irvin F. Diamond	Director	April 2, 2007

/s/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	April 2, 2007

/s/ JERRELL A. ATKINSON Jerrell A. Atkinson	Director	April 2, 2007

INDEX TO EXHIBITS

Year ended December 31, 2006

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AMIG”) (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (8), 1998 placement slip (10), and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. (“AMIC Ltd.”) dated as of December 2, 1999 (12), and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AMIG, dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

Exhibit Number	Description
10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.17	Reinsurance Placement Slip between AMIC Ltd. and Professional Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.18	Director Compensation Summary

10.19	Addenda to Agreement between AMIC Ltd. and USA Offshore Management, Ltd dated January 1, 2002.

10.20	Addenda to Agreement between AMIC Ltd. and USA Offshore Management, Ltd dated January 1, 2005.

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31-, 2003 and incorporated herein by reference.