Form 10-Q
period 2007-03-31
AMERINST INSURANCE GROUP LTD
filed 2007-05-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2007.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2007, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $27,180,196 and $27,242,735)	$27,158,368	$27,172,788
Equity securities, at market value (cost $17,984,507 and $17,909,268)	25,673,070	25,448,425

TOTAL INVESTMENTS	52,831,438	52,621,213
Cash and cash equivalents	1,132,296	1,784,344
Restricted cash and cash equivalents	1,193,620	1,055,866
Assumed reinsurance premiums receivable	525,036	556,822
Funds deposit with a reinsurer	113,382	113,382
Accrued investment income	226,510	229,824
Deferred policy acquisition costs	1,173,186	1,090,727
Prepaid expenses and other assets	443,030	219,132

TOTAL ASSETS	$57,638,498	$57,671,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$28,544,121	$28,161,369
Unearned premiums	4,013,010	3,790,692
Accrued expenses and other liabilities	567,770	238,825

TOTAL LIABILITIES	33,124,901	32,190,886

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2007 and 2006: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,183,576	15,216,651
Accumulated other comprehensive income	7,666,735	7,469,210
Shares held by Subsidiary (237,254 and 231,785 shares) at cost	(4,619,260)	(4,487,983)

TOTAL STOCKHOLDERS’ EQUITY	24,513,597	25,480,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,638,498	$57,671,310

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUE
Net premiums earned	$2,234,048	$2,049,657
Net investment income	394,156	296,789
Net realized gain on investments	53,068	419,736

TOTAL REVENUE	2,681,272	2,766,182
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,590,660	1,484,872
Policy acquisition costs	642,168	650,168
Operating and management expenses	609,821	489,139

TOTAL LOSSES AND EXPENSES	2,842,649	2,624,179

NET INCOME (LOSS)	$(161,377)	$142,003

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	250,593	619,345
Reclassification adjustment for (gains) included in net income	(53,068)	(419,736)

OTHER COMPREHENSIVE INCOME	197,525	199,609

COMPREHENSIVE INCOME	$36,148	$341,612

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,216,651	$12,499,613
Net income (loss)	(161,377)	142,003
Dividends	(871,698)	(293,224)

RETAINED EARNINGS, END OF PERIOD	$14,183,576	$12,348,392

Per share amounts*
Basic and diluted earnings (loss) per share	$(0.21)	$0.21

Dividends	$1.15	$0.43

Weighted average number of shares outstanding for the entire period	757,999	677,571

See the accompanying notes to the unaudited condensed consolidated financial statements.

* The per share amounts and number of shares outstanding have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$291,975	$1,235,921

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(137,754)	338,751
Purchases of investments	(6,358,012)	(6,967,630)
Proceeds from sales of investments	4,541,280	3,362,102
Proceeds from maturities of fixed maturity investments	2,013,438	1,190,000

Net Cash Provided by (Used in) Investing Activities	58,952	(2,076,777)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(131,277)	(43,001)
Dividends paid	(871,698)	(293,224)

Net Cash (Used in) Financing Activities	(1,002,975)	(336,225)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(652,048)	$(1,177,081)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,784,344	$2,282,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,132,296	$1,104,958

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2006 and notes thereto, included in AmerInst’s annual report for the year then ended.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The adoption of FIN 48 on January 1, 2007 did not have an impact on the Company’s financial condition and results of operations.

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

Share Dividend

On March 2, 2006, the board of directors of AmerInst approved a share dividend of two shares of common stock for every share held by shareholders of record on April 2, 2006, subject to shareholder approval of an increase in the number of our authorized shares. Such approval was received at the AmerInst 2006 Annual General Meeting on June 1, 2006, which increased the authorized share capital of the Company from $500,000 to $2,000,000. The total issued shares were 331,751 prior to the share dividend and 995,253 afterwards. Unless otherwise noted, all share and per share numbers in our Condensed Consolidated Financial Statements and elsewhere in this quarterly report on Form 10-Q reflect the share dividend.

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

Segment Information

Effective in 2006 AmerInst has two operating segments: 1) Reinsurance activity and 2) the new insurance financing product (RINITS™), which is in the initial marketing phase of development. For the quarter ended March 31, 2007, the reinsurance segment had revenues of $2,681,272 (for the quarter ended March 31, 2006, $2,766,182). Total losses and expenses for this segment during these periods were $2,592,897 (2006, $2,517,502), resulting in segment income of $88,375 (2006, $248,680).

The RINITS segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2007 had generated no revenue. Operating and management expenses in the development phase for the quarter ended March 31, 2007 were $249,752 (for the quarter ended March 31, 2006, $106,677).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

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

We have entered into reinsurance agreements with CNA and CAMICO and intend to cooperate with them through such reinsurance agreements, but have no contractual right to long-term involvement with either the AICPA plan or CAMICO. Similarly, other than the current terms of our reinsurance agreements, we are not obligated to use our reinsurance capacity as part of any insurance program that is offered to the CPA profession, and may, in the discretion of our board of directors, provide reinsurance for other coverage, including other accountants’ professional liability coverage.

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

OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

We recorded a net loss of $161,377 for the first quarter of 2007 compared to net income of $142,003 for the same period of 2006. The decrease is due to an increase in our operating and management expenses for the period and lower gains realized on investments, partially offset by higher net premiums earned and net investment income. Our earned premiums for the first quarter of 2007 were $2,234,048 compared to $2,049,657 for the first quarter of 2006, an increase of 9.0%. Net premiums written for the three months ended March 31, 2007 were $2,456,362, compared to $2,416,803 for the first quarter of 2006, an increase of $39,559 or 1.6%.

Our loss ratio for the first quarter of 2007 was 71.2%, compared to 72.4% for the same period of 2006. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first quarter of 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan. For the first quarter of 2006, to determine total losses we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan current premiums earned and the CAMICO net premiums earned and recorded additional reserves relating to the attorneys’ professional liability plan.

We expensed policy acquisition costs of $642,168 in the first quarter of 2007 compared to $650,168 for the same period of 2006, a decrease of $8,000 or 1.2%. These costs were 28.7% and 31.7% of net premiums earned for the quarters ended March 31, 2007 and 2006, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $609,821 in the first quarter of 2007 compared to $489,139 for the same period of 2006, an increase of $120,682 or 24.7%. The primary reason for this increase was patent and business development expenses.

Effective in 2006 AmerInst has two operating segments: 1) Reinsurance activity and 2) the new insurance financing product (RINITS™) which is in the initial marketing phase of development. For the quarter ended March 31, 2007, the reinsurance segment had revenues of $2,681,272 (for the quarter ended March 31, 2006, $2,766,182). Total losses and expenses for this segment during those periods were $2,592,897 (2006, $2,517,502), resulting in segment income of $88,375 (2006, $248,680).

The RINITS segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2007 had generated no revenue. Operating and management expenses in the development phase for the quarter ended March 31, 2007 were $249,752 (for the quarter ended March 31, 2006, $106,677).

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $1,220 for the first quarter of 2007 compared to net underwriting loss of $85,383 for the same period of 2006, an improvement of $86,603. The improvement is due to an increase in net premiums earned for 2007 compared to 2006.

OPERATIONS—(Continued)

We recorded net investment income of $394,156 in the first quarter of 2007 compared to $296,789 for the same period of 2006, an increase of $97,367 or 32.8%. The primary reason for the increase was an increase in the dividend income on the equity portfolio due to improvement of dividend payouts on certain holdings. In addition, the general increase in the interest rates from 2006 to 2007 also contributed to the increase. Annualized investment yield, calculated as total interest and dividends divided by net average amount of total investments, was 2.9% for the first quarter of 2007, an increase from the 2.4% yield earned in the first quarter of 2006. The improvement in investment yield was, as indicated above, due to a general increase in interest rates and dividend yield from 2006 to 2007. Sales of securities during the first quarter of 2007 resulted in realized capital gains of $53,068, compared to gains of $419,736 in the first quarter of 2006. Gains recorded in the first quarter of 2007 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2007, our total investments were $52,831,438, an increase of $210,225, or 0.4%, from $52,621,213 at December 31, 2006. The minimal increase was primarily due to an increase in unrealized gains on investments. Cash and cash equivalents and restricted cash and cash equivalents balances decreased from $2,840,210 at December 31, 2006 to $2,325,916 at March 31, 2007, a decrease of $514,294, or 18.1%. The decrease is due to the payment of dividends paid in the first quarter of 2007. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at March 31, 2007 was 1.66:1, compared to a ratio of 1.72:1 at December 31, 2006.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $556,822 at December 31, 2006 and $525,036 at March 31, 2007. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through May 1, 2007 AmerInst Investment Company, Ltd. had purchased 75,864 common shares, as adjusted for the share dividend, from individuals who have died or retired for a total purchase price of $1,435,527. In addition, through that date, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 65,904 common shares, as adjusted for the share dividend, for a total purchase price of $755,228. See “Rights Offering” for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

Cash Dividends

We paid our semi-annual dividend of $0.45 per share, and paid a special dividend of $0.70 per share during the first quarter of 2007. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $14.63 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.79% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $32.33 per share as of March 31, 2007.

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

Critical Accounting Policies

Liability for Loss and Loss Adjustment Expense Reserves

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

(c) Equity Price Risk.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at March 31, 2007 and December 31, 2006, respectively.

	Estimated Fair Value 03/31/2007	Estimated Fair Value 12/31/2006
Fixed Income Portfolio
Due in one year or less	$5,642,544	$4,961,827
Due after one year through five years	7,304,150	8,461,725
Due after five years through ten years	5,044,716	4,228,943
Due after ten years	0	0

Sub-total	$17,991,410	$17,652,495
Mortgage backed securities	$9,166,958	$9,520,293

Total	$27,158,368	$27,172,788

See Item 7A of our 2006 Annual Report on Form 10-K for additional discussion of market risk.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed under Item 303 (a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 4.	Controls and Procedures.

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through May 1, 2007, the Company had repurchased 75,864 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended March 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2007	1,458	$28.08	1,458	N/A
February 2007	—	—	—	N/A
March 2007	—	—	—	N/A
Total	1,458	$28.08	1,458	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through May 1, 2007, AmerInst Investment Company, Ltd. had purchased 65,904 common shares in such privately negotiated transactions.

The following table shows information relating to the purchase of shares from shareholders in privately negotiated transactions as described above during the three month period ended March 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2007	4,011	$22.52	4,011	N/A
February 2007	—	—	—	N/A
March 2007	—	—	—	N/A
Total	4,011	$22.52	4,011	N/A

Item 6.	Exhibits.

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
(President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

	By:	/s/ MURRAY NICOL
Murray Nicol
(Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007

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