Form 10-Q
period 2007-06-30
AMERINST INSURANCE GROUP LTD
filed 2007-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 1, 2007, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2007	As of December 31, 2006
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $26,561,081 and $27,242,735)	$26,168,571	$27,172,788
Equity securities, at market value (cost $18,239,663 and $17,909,268)	26,827,993	25,448,425

TOTAL INVESTMENTS	52,996,564	52,621,213
Cash and cash equivalents	1,862,571	1,784,344
Restricted cash and cash equivalents	2,050,543	1,055,866
Assumed reinsurance balances receivable	161,561	556,822
Fund deposit with a reinsurer	113,382	113,382
Accrued investment income	251,628	229,824
Deferred policy acquisition costs	966,292	1,090,727
Prepaid expenses and other assets	259,201	219,132

TOTAL ASSETS	$58,661,742	$57,671,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$29,082,171	$28,161,369
Unearned premiums	3,457,680	3,790,692
Assumed reinsurance balances payable	78,805	43,362
Accrued expenses and other liabilities	316,235	195,463

TOTAL LIABILITIES	32,934,891	32,190,886

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2007 and 2006: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,983,730	15,216,651
Accumulated other comprehensive income	8,195,820	7,469,210
Shares held by Subsidiary (241,718 and 231,785 shares) at cost	(4,735,245)	(4,487,983)

TOTAL STOCKHOLDERS’ EQUITY	25,726,851	25,480,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,661,742	$57,671,310

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
REVENUE
Net premiums earned	$3,786,257	$4,255,031	$1,552,209	$2,205,374
Net investment income	789,245	649,025	395,089	352,236
Net realized gain on investments	920,843	965,202	867,775	545,466
TOTAL REVENUE	5,496,345	5,869,258	2,815,073	3,103,076
LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,697,330	3,165,523	1,106,670	1,680,651
Policy acquisition costs	1,070,597	1,289,919	428,429	639,751
Operating and management expenses	1,089,641	1,021,829	479,820	532,690
TOTAL LOSSES AND EXPENSES	4,857,568	5,477,271	2,014,919	2,853,092
NET INCOME	$638,777	$391,987	$800,154	$249,984
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,647,453	202,732	1,396,860	(416,613)
Reclassification adjustment for (gains) included in net income	(920,843)	(965,202)	(867,775)	(545,466)
OTHER COMPREHENSIVE INCOME (LOSS)	726,610	(762,470)	529,085	(962,079)
COMPREHENSIVE INCOME (LOSS)	$1,365,387	$(370,483)	$1,329,239	$(712,095)
RETAINED EARNINGS, BEGINNING OF PERIOD	$15,216,651	$12,499,613	$14,183,576	$12,348,392
Net income	638,777	391,987	800,154	249,984
Dividends	(871,698)	(293,224)	(0)	(0)
RETAINED EARNINGS, END OF PERIOD	$14,983,730	$12,598,376	$14,983,730	$12,598,376
Per share amounts*
Net income	$0.84	$0.57	$1.06	$0.37
Dividends	$1.15	$0.43	$0.00	$0.00
Weighted average number of shares outstanding for the entire period (for basic and diluted)	755,742	675,986	753,535	675,297

*	The per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,432,166	$3,549,750

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(994,677)	563,088
Purchases of investments	(14,352,609)	(16,694,136)
Proceeds from sales of investments	12,487,307	10,400,405
Proceeds from maturities of fixed maturity investments	2,625,000	2,017,500

Net Cash Used in Investing Activities	(234,979)	(3,713,143)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(247,262)	(80,572)
Dividends paid	(871,698)	(293,224)

Net Cash Used in Financing Activities	(1,118,960)	(373,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$78,227	$(537,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,784,344	$2,282,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,862,571	$1,744,850

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurement. This statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial statements.

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

Rights Offering

AmerInst filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC” or the “Commission”) on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective on July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

Segment Information

Effective in 2006 AmerInst has two operating segments: 1) Reinsurance activity and 2) the new insurance financing product (RINITS™), which is in the initial marketing phase of development. The results for the reinsurance activity are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues	$5,496,345	$5,869,258	$2,815,073	$3,103,076
Total losses and expenses	4,509,744	5,280,514	1,916,847	2,763,012
Segment income	986,601	588,744	898,226	340,064

The RINITS segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2007 had generated no revenue. Operating and management expenses are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Operating and management expenses	$347,824	$196,757	$98,072	$90,080

The combined total net income for both segments is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Total net income	$638,777	$391,987	$800,154	$249,984

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share reduced to 2.5%. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

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

Effective June 1, 2005, we accepted a 5% share in CAMICO’s first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006. Effective June 1, 2007 the contract renewed with our share reduced to 2.5%.

OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

We recorded net income of $800,154 for the second quarter of 2007 compared to net income of $249,984 for the same period of 2006. The increase is due to a decrease in our total losses and expenses for the period and higher gains realized on investments, partially offset by lower net premiums earned. Our earned premiums for the second quarter of 2007 were $1,552,209 compared to $2,205,374 for the second quarter of 2006, a decrease of 29.6%. This decrease is due to an adjustment of earned premiums for premiums over ceded to AmerInst in prior years. Net premiums written for the three months ended June 30, 2007 were $902,913, compared to $1,636,249 for the second quarter of 2006, a decrease of $733,336 or 44.8%. This decrease is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863. Additionally, related commissions paid were reduced by $191,197 and losses were reduced by $469,604. The resulting effect on net income was a decrease of $10,062.

Our loss ratio for the second quarter of 2007 was 71.3%, compared to 76.2% for the same period of 2006. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan. For the second quarter of 2006, to determine total losses we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan current premiums earned and the CAMICO net premiums earned and recorded additional reserves relating to the attorneys’ professional liability plan.

We expensed policy acquisition costs of $428,429 in the second quarter of 2007 compared to $639,751 for the same period of 2006, a decrease of $211,322 or 33.0%. These costs were 27.6% and 29.0% of net premiums earned for the quarters ended June 30, 2007 and 2006, respectively. The decrease in policy acquisition costs was due to a decrease in net premiums earned resulting from the adjustment of earned premiums for premiums over ceded to AmerInst in prior years. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $479,820 in the second quarter of 2007 compared to $532,690 for the same period of 2006, a decrease of $52,870 or 9.9%. The primary reason for this decrease was a difference in timing of patent and business development expenses from 2006 to 2007.

Effective in 2006 AmerInst has two operating segments: 1) Reinsurance activity and 2) the new insurance financing product (RINITS™), which is in the initial marketing phase of development. The results for the reinsurance activity are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues	$5,496,345	$5,869,258	$2,815,073	$3,103,076
Total losses and expenses	4,509,744	5,280,514	1,916,847	2,763,012
Segment income	986,601	588,744	898,226	340,064

The RINITS segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2007 had generated no revenue. Operating and management expenses are as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Operating and management expenses	$347,824	$196,757	$98,072	$90,080
The combined total net income for both segments is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Total net income	$638,777	$391,987	$800,154	$249,982

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $17,110 for the second quarter of 2007 compared to net underwriting loss of $115,028 for the same period of 2006, an improvement of $132,138. The improvement is due to a decrease in losses and loss adjustment expenses and policy acquisition costs for 2007 compared to 2006.

We recorded net investment income of $395,089 in the second quarter of 2007 compared to $352,236 for the same period of 2006, an increase of $42,853 or 12.2%. The primary reason for the increase was the general increase in the interest rates from 2006 to 2007 and due to a higher amount invested in 2007 compared to the same period of 2006. Annualized investment yield, calculated as total interest and dividends divided by net average amount of total investments, was 2.8% for the second quarter of 2007, the same yield earned in the second quarter of 2006. Sales of securities during the second quarter of 2007 resulted in realized capital gains of $867,775, compared to gains of $545,466 in the second quarter of 2006. Gains recorded in the second quarter of 2007 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

We recorded net income of $638,777 for the six months ended June 30, 2007 compared to $391,987 for the six months ended June 30, 2006. The increase is due to a decrease of total losses and expenses and improvement in net investment income, offset by a decrease of net premiums earned.

Our net premiums earned for the first six months of 2007 were $3,786,257 compared to $4,255,031 for 2006. The change of $468,774 represented an 11.0% decrease. This decrease is due to an adjustment for premiums over ceded to AmerInst in prior years. Premiums written in the six months ended June 30, 2007 were $3,356,833 compared to $4,053,052 for the same period in 2006. This decrease is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863.

Our loss ratio for the first six months of 2007 was 71.2% compared to 74.4% for the same period of 2006. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first six months of 2007 and 2006, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan in the six month periods ended June 30, 2007 and 2006. Our actual overall loss ratio for the year ended December 31, 2006 was 38.1%.

We expensed policy acquisition costs of $1,070,597 in the first six months of 2007 compared to $1,289,919 for the same period of 2006, a decrease of $219,322 or 17.0%. These costs were 28.3% and 30.3% of premiums earned for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in policy acquisition costs in 2007 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $18,330 for the six month period ended June 30, 2007 compared to a net underwriting loss of $200,411 for the same period in 2006, an improvement of $218,741. The improvement is due to a decrease in losses and loss adjustment expenses and policy acquisition costs for 2007 compared to 2006.

We realized capital gains of $920,843 during the six months ended June 30, 2007 compared to $965,202 in capital gains in the same period of 2006. Gains recorded in 2007 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through June 30, 2007 was $789,245 compared to $649,025 for the same period of 2006. Annualized investment yield for the six months ended June 30, 2007 was approximately 2.8% as compared to 2.6% for the first six months of 2006.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2007, our total investments were $52,996,564, an increase of $375,351, or 0.7%, from $52,621,213 at December 31, 2006. The increase was primarily due to the improvement of unrealized gains on investments. Cash and cash equivalents and restricted cash and cash equivalents balances increased from $2,840,210 at December 31, 2006 to $3,913,114 at June 30, 2007, an increase of $1,072,904, or 37.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at June 30, 2007 was 1.73:1, compared to a ratio of 1.72:1 at December 31, 2006.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions to the issuing carriers. This balance was a receivable of $161,561 at June 30, 2007 and $556,822 at December 31, 2006. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through August 1, 2007, AmerInst Investment Company, Ltd. had purchased 77,952 common shares, as adjusted for the share dividend, from individuals who have died or retired for a total purchase price of $1,505,204. In addition, through that date, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 65,904 common shares, as adjusted for the share dividend, for a total purchase price of $755,228. See “Rights Offering” for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

Cash Dividends

We paid our semi-annual dividend of $0.45 per share, and paid a special dividend of $0.70 per share, during the first quarter of 2007. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $14.63 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.9% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $34.14 per share as of June 30, 2007. (All per share amounts in this paragraph have been adjusted retroactively to reflect the impact of the share dividend.)

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

Rights Offering

We filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective on July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one of our common shares for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in our prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of these shares, 21,461 rights were exercised by AmerInst directors for a total purchase price of $500,685.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at June 30, 2007 and December 31, 2006 respectively.

	Estimated Fair Value June 30, 2007	Estimated Fair Value December 31, 2006
Fixed Income Portfolio
Due in one year or less	$4,171,996	$4,961,827
Due after one year through five years	7,879,488	8,461,725
Due after five years through ten years	5,390,779	4,228,943
Due after ten years	0	0

Sub-total	$17,442,263	$17,652,495
Mortgage backed securities	$8,726,308	$9,520,293

Total	$26,168,571	$27,172,788

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through August 1, 2007, the Company had repurchased 77,952 common shares, as adjusted for the share dividend, pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended June 30, 2007, as adjusted for the share dividend:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2007	351	$31.56	351	N/A
May 2007	—	—	—	N/A
June 2007	—	—	—	N/A
Total	351	$31.56	351	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. Through August 1, 2007, AmerInst Investment Company, Ltd. had purchased 65,904 common shares, as adjusted for the share dividend, in such privately negotiated transactions.

The following table shows information relating to the purchase of shares from shareholders in privately negotiated transactions as described above during the three month period ended June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2007	4,113	$25.51	4,113	N/A
May 2007	—	—	—	N/A
June 2007	—	—	—	N/A
Total	4,113	$25.51	4,113	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

On May 31, 2007, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by the holders of a majority of our shares:

1.	The proposal to elect Stuart H. Grayston, Jerome A. Harris, and David N. Thompson as directors of the Company to serve a term expiring at the 2010 Annual General Meeting of Shareholders, and to elect Thomas B. Lillie as a director of the Company to serve for a term expiring at the 2009 Annual General Meeting of Shareholders; and

2.	The proposal to ratify the appointment of Deloitte & Touche as the Company’s independent auditors for fiscal year 2007.

The vote with respect to each proposal is set forth below. The 241,718 shares held by AmerInst Investment Company, Ltd. are included in these totals, and were voted for each of the director nominees and for proposal 2.

Matter	For	Against	Abstain
1. Election of each of the following individuals as directors of the Company:
Stuart H. Grayston	535,576	—	16,592
Jerome A. Harris	535,312	—	16,856
David N. Thompson	535,976	—	16,192
Thomas B. Lillie	535,976	—	16,192
2. Appointment of Deloitte & Touche as the Company’s independent auditors	537,509	12,463	2,192

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	AMERINST INSURANCE GROUP, LTD. (Registrant)

		By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston (President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

		By:	/s/ MURRAY NICOL
Murray Nicol (Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007

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