Form 10-Q
period 2007-09-30
AMERINST INSURANCE GROUP LTD
filed 2007-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 1, 2007, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2007	As of December 31, 2006
ASSETS
INVESTMENTS
Fixed maturity investments, at market value (amortized cost $26,129,995 and $27,242,735)	$26,092,901	$27,172,788
Equity securities, at market value (cost $19,366,456 and $17,909,268)	27,272,734	25,448,425

TOTAL INVESTMENTS	53,365,635	52,621,213
Cash and cash equivalents	1,507,680	1,784,344
Restricted cash and cash equivalents	1,874,069	1,055,866
Assumed reinsurance balances receivable	625,040	556,822
Fund deposit with a reinsurer	113,382	113,382
Accrued investment income	226,021	229,824
Deferred policy acquisition costs	998,443	1,090,727
Prepaid expenses and other assets	191,216	219,132

TOTAL ASSETS	$58,901,486	$57,671,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$29,699,466	$28,161,369
Unearned premiums	3,486,953	3,790,692
Assumed reinsurance balances payable	20,567	43,362
Accrued expenses and other liabilities	371,090	195,463

TOTAL LIABILITIES	33,578,076	32,190,886

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2007 and 2006: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,978,286	15,216,651
Accumulated other comprehensive income	7,869,184	7,469,210
Shares held by Subsidiary (243,806 and 231,785 shares) at cost	(4,806,606)	(4,487,983)

TOTAL STOCKHOLDERS’ EQUITY	25,323,410	25,480,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,901,486	$57,671,310

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
REVENUE
Net premiums earned	$5,889,197	$6,442,252	$2,102,940	$2,187,221
Net investment income	1,187,193	984,023	397,948	334,998
Net realized gain (loss) on investments	1,372,201	837,845	451,358	(127,357)
TOTAL REVENUE	8,448,591	8,264,120	2,952,246	2,394,862
LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,192,861	4,696,578	1,495,531	1,531,055
Policy acquisition costs	1,667,448	1,918,539	596,851	628,620
Operating and management expenses	1,616,797	1,476,759	527,157	454,930
TOTAL LOSSES AND EXPENSES	7,477,106	8,091,876	2,619,539	2,614,605
NET INCOME (LOSS)	$971,485	$172,244	$332,707	$(219,743)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,772,175	1,463,246	124,722	1,260,514
Reclassification adjustment for (gains) losses included in net income	(1,372,201)	(837,845)	(451,358)	127,357
OTHER COMPREHENSIVE INCOME (LOSS)	399,974	625,401	(326,636)	1,387,871
COMPREHENSIVE INCOME	$1,371,459	$797,645	$6,071	$1,168,128
RETAINED EARNINGS, BEGINNING OF PERIOD	$15,216,651	$12,499,613	$14,983,730	$12,598,376
Net income (loss)	971,485	172,244	332,707	(219,743)
Dividends	(1,209,850)	(595,924)	(338,151)	(302,700)
RETAINED EARNINGS, END OF PERIOD	$14,978,286	$12,075,933	$14,978,286	$12,075,933
Per share amounts*
Net income (loss)	$1.29	$0.25	$0.44	$(0.32)
Dividends	$1.60	$0.88	$0.45	$0.45
Weighted average number of shares outstanding for the entire period (for basic and diluted)	754,300	673,537	751,447	672,666

*	The per share amounts have been adjusted retroactively for all periods presented to reflect the share dividend of two shares for every share outstanding completed in the second quarter of 2006.

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$2,043,122	$2,475,529
INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(818,203)	735,402
Purchases of investments	(22,573,071)	(23,537,979)
Proceeds from sales of investments	18,619,961	17,745,670
Proceeds from maturities of fixed maturity investments	3,980,000	2,417,500

Net Cash Used in Investing Activities	(791,313)	(2,639,407)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(318,623)	(154,450)
Dividends paid	(1,209,850)	(595,924)

Net Cash Used in Financing Activities	(1,528,473)	(750,374)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(276,664)	$(914,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,784,344	$2,282,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,507,680	$1,367,787

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the consolidated financial statements at and for the year ended December 31, 2006 and notes thereto, included in AmerInst’s annual report for the year then ended.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“FAS”) 157, Fair Value Measurement. This statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

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

Rights Offering

AmerInst filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective on July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one share of common stock for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

Segment Information

Effective in 2006, AmerInst had two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™), which was in the initial marketing phase of development. The results for the reinsurance activity were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Revenues	$8,448,591	$8,264,120	$2,952,246	$2,394,863
Total losses and expenses	6,929,227	7,748,776	2,419,484	2,468,262
Segment income (loss)	1,519,364	515,344	532,762	(73,399)

The RINITS segment, offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2007, had generated no revenue. The results for the RINITS activity were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Operating and management expenses–segment loss	$547,879	$343,100	$200,055	$146,343

The combined total net income for both segments is as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Total net income (loss)	$971,485	$172,244	$332,707	$(219,742)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly-owned insurance company subsidiary, AmerInst Insurance Company, Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share reduced to 2.5%. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

Our reinsurance activity depends upon agreements with outside parties. In August 1993, we began the current reinsurance relationship with CNA Financial Corporation (“CNA”), taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective in December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

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

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage proved by Professionals Direct. This participation terminated on December 31, 2003. However, we remain potentially liable for claims related to this period of coverage.

Effective June 1, 2005, we accepted a 5% share in CAMICO’s first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006. Effective June 1, 2007, the contract renewed with our share reduced to 2.5%.

OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

We recorded a net income of $332,707 for the third quarter of 2007 compared to net loss of $219,743 for the same period of 2006. The improvement was due to an increase in interest income and realized gains on investments, offset by an increase in operating and management expenses for 2007 compared to the same period in 2006. Our earned premiums for the third quarter of 2007 were $2,102,940 compared to $2,187,221 for the third quarter of 2006, a decrease of 3.9%. This decrease is primarily due to a reduction in net premiums written for the three months ended September 30, 2007. Net premiums written for the three months ended September 30, 2007 were $2,132,213, compared to $2,184,154 for the third quarter of 2006, a decrease of $51,941 or 2.4%. This decrease was due to a timing difference of net premiums written for 2007 compared to 2006.

Our loss ratio for the third quarter of 2007 was 71.1%, compared to 70.0% for the same period of 2006. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the third quarter of 2007 and 2006, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan in the third quarter of 2007 and 2006.

We expensed policy acquisition costs of $596,851 in the third quarter of 2007 compared to $628,620 for the same period of 2006, a decrease of $31,769 or 5.0%. These costs were 28.4% and 28.7% of net premiums earned for the quarters ended September 30, 2007 and 2006, respectively. The decrease in policy acquisition costs was due to a decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $527,157 in the third quarter of 2007 compared to $454,930 for the same period of 2006, an increase of $72,227 or 15.9%. The primary reason for this increase was an increase in the patent and business development expenses from 2006 to 2007.

Effective in 2006, AmerInst had two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™), which was in the initial marketing phase of development. The results for the reinsurance activity were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Revenues	$8,448,591	$8,264,120	$2,952,246	$2,394,863
Total losses and expenses	6,929,227	7,748,776	2,419,484	2,468,262
Segment income (loss)	1,519,364	515,344	532,762	(73,399)

The RINITS segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment, as of September 30, 2007, had generated no revenue. The results for the RINITS activity were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Operating and management expenses–segment loss	$547,879	$343,100	$200,055	$146,343

The combined total net income for both segments is as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Total net income (loss)	$971,485	$172,244	$332,707	$(219,742)

We recorded net investment income of $397,948 in the third quarter of 2007 compared to $334,998 for the same period of 2006, an increase of $62,950 or 18.8%. The primary reason for the increase was the general increase in the interest rates from 2006 to 2007 and due to a higher amount invested in 2007 compared to the same period of 2006. Annualized investment yield, calculated as total interest and dividends divided by net average amount of total investments, was 2.8% for the third quarter of 2007, and 2.6% in the third quarter of 2006. Sales of securities during the third quarter of 2007 resulted in realized capital gains of $451,358, compared to realized losses on investments of $127,357 in the third quarter of 2006. Gains recorded in the third quarter of 2007 primarily related to sales of equity securities. Proceeds of these sales were subsequently reinvested in other equity securities.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

We recorded net income of $971,485 for the nine months ended September 30, 2007 compared to $172,244 for the nine months ended September 30, 2006. The increase was due to a decrease of total losses and expenses and improvement in net investment income, offset by a decrease of net premiums earned.

Our net premiums earned for the first nine months of 2007 were $5,889,197 compared to $6,442,252 for 2006. The change of $553,055 represented an 8.6% decrease. This decrease was due to an adjustment for premiums over ceded to AmerInst in prior years. Premiums written in the nine months ended September 30, 2007 were $5,489,046 compared to $6,237,206 for the same period in 2006. This decrease is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863.

Our loss ratio for the first nine months of 2007 was 71.2% compared to 72.9% for the same period of 2006. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first nine months of 2007 and 2006, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and have recorded additional reserves relating to the attorneys’ professional liability plan in the nine month periods ended September 30, 2007 and 2006. Our actual overall loss ratio for the year ended December 31, 2006 was 38.1%.

We expensed policy acquisition costs of $1,667,448 in the first nine months of 2007 compared to $1,918,539 for the same period of 2006, a decrease of $251,091 or 13.1%. These costs were 28.3% and 29.8% of premiums earned for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease in policy acquisition costs in 2007 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

We realized capital gains of $1,372,201 during the nine months ended September 30, 2007 compared to $837,845 in capital gains in the same period of 2006. Gains recorded in 2007 primarily related to sales of equity securities. Proceeds of these sales were reinvested in other equity securities. Net investment income through September 30, 2007 was $1,187,193 compared to $984,023 for the same period of 2006. Annualized investment yield for the nine months ended September 30, 2007 was approximately 2.8% as compared to 2.6% for the first nine months of 2006.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2007, our total investments were $53,365,635, an increase of $744,422, or 1.4%, from $52,621,213 at December 31, 2006. The increase was primarily due to the improvement of unrealized gains on investments. Cash and cash equivalents and restricted cash and cash equivalent balances increased from $2,840,210 at December 31, 2006 to $3,381,749 at September 30, 2007, an increase of $541,539, or 19.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at September 30, 2007 was 1.69:1, compared to a ratio of 1.72:1 at December 31, 2006.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 16% of our total investments at September 30, 2007. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at September 30, 2007.

Assumed reinsurance balances receivable are current assumed premiums receivable less commissions to the issuing carriers. This balance was a receivable of $625,040 at September 30, 2007 and $556,822 at December 31, 2006. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized AmerInst Investment Company, Ltd. to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. From January 1, 2000, through November 1, 2007, AmerInst Investment Company, Ltd. had purchased 79,713 common shares, as adjusted for the share dividend, from individuals who have died or retired for a total purchase price of $1,563,434. In addition, through that date, AmerInst Investment Company, Ltd. had purchased in negotiated transactions at various prices 65,904 common shares, as adjusted for the share dividend, for a total purchase price of $755,228. See “Rights Offering” for a description of the sale of shares by AmerInst Investment Company, Ltd. in connection with the rights offering.

Cash Dividends

We paid our semi-annual dividends of $0.45 per share during both the first and third quarters of 2007, and paid a special dividend of $0.70 per share during the first quarter of 2007. Since AmerInst began paying dividends in 1995, our original shareholders have received approximately $15.08 in cumulative dividends per share which, when measured by a total rate of return calculation, has resulted in an effective annual rate of return of approximately 10.8% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $33.70 per share as of September 30, 2007. (All per share amounts in this paragraph have been adjusted retroactively to reflect the impact of the share dividend.)

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

Rights Offering

We filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective on July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one share of common stock for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in our prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by AmerInst Investment Company, Ltd. to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of these shares, 21,461 rights were exercised by AmerInst directors for a total purchase price of $500,685.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed under Item 303 (a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “goal,” “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to (i) the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations; (ii) a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity; (iii) increased competitive pressures, including the consolidation and increased globalization of reinsurance providers; (iv) actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses; (v) changing rates of inflation and other economic conditions; (vi) changes in the legal or regulatory environments in which we operate; and (vii) other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Available Information

AmerInst’s internet website address is www.amerinst.bm. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe our operations have been materially affected by inflation. The potential adverse impacts of inflation include: (a) a decline in the market value of our fixed term investment portfolio; (b) an increase in the ultimate cost of settling claims which remain unresolved for a significant period of time; and (c) an increase in our operating expenses. However, we generally hold our fixed term investments to maturity and currently believe that the yield is adequate to compensate us for the risk of inflation. In addition, we expect that any increase from inflation in the ultimate cost of settling unpaid claims would be offset by investment income earned during the period when the claim is outstanding. Finally, the increase in operating expenses resulting from inflation should generally be matched by similar inflationary increases in our premium rates.

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

The table below provides information about our investments available for sale that were sensitive to changes in interest rates at September 30, 2007 and December 31, 2006 respectively.

	Estimated Fair Value September 30, 2007	Estimated Fair Value December 31, 2006
Fixed Income Portfolio
Due in one year or less	$2,641,807	$4,961,827
Due after one year through five years	8,028,326	8,461,725
Due after five years through ten years	6,999,869	4,228,943
Due after ten years	0	0

Sub-total	$17,670,002	$17,652,495
Mortgage backed securities	$8,422,899	$9,520,293

Total	$26,092,901	$27,172,788

See Item 7A of our 2006 Annual Report on Form 10-K for additional discussion of market risk.

Item 4.	Controls and Procedures

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as updated in our subsequent Quarterly Reports on Form 10-Q. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) None

(c) From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. From January 1, 2000 through November 1, 2007, the Company had repurchased 79,713 common shares, as adjusted for the share dividend, pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2007	2,088	$33.37	2,088	N/A
August 2007	—	—	—	N/A
September 2007	—	—	—	N/A
Total	2,088	$33.37	2,088	N/A

From time to time, AmerInst Investment Company, Ltd. has also purchased common shares in privately negotiated transactions. From January 1, 2000 through November 1, 2007, AmerInst Investment Company, Ltd. had purchased 65,904 common shares, as adjusted for the share dividend, in such privately negotiated transactions. There was no purchase of shares from shareholders in privately negotiated transactions during the three month period ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
(President and chief executive officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

	By:	/S/ MURRAY NICOL
Murray Nicol
(Vice President and chief financial officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007

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