Form 10-K
period 2007-12-31
AMERINST INSURANCE GROUP LTD
filed 2008-03-31
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

000-28249

(Commission file number)

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o USA Risk Group (Bermuda) Ltd. Windsor Place, 18 Queen Street, 2nd Floor P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

(441) 296-3973

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, PAR VALUE $1.00 PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 1, 2008, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $25,726,851 based on book value as of June 30, 2007.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 10, 2008	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2007

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-K, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changing rates of inflation and other economic conditions;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “we” or “us.” Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd. Our principal offices are c/o USA Risk Group (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P.O. Box HM 1601, Hamilton HM GX, Bermuda. AmerInst, a Bermuda company, was formed in 1998. On December 2, 1999, AmerInst and its predecessor entity, AmerInst Insurance Group, Inc. (“AMIG”), a Delaware corporation, consummated an exchange transaction pursuant to an Exchange Agreement, in which AMIG transferred all of its assets and liabilities to AmerInst in exchange for newly issued common shares of AmerInst. AMIG was then liquidated and its shareholders received, on a share-for-share basis, the newly issued common shares of AmerInst.

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the sole business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”), has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4 million excess $1 million layer. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

Our reinsurance activity depends upon agreements with outside parties. In August 1993, AMIG, our predecessor entity, began the current reinsurance relationship with CNA Financial Corporation (“CNA”), taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate. We renewed our existing arrangements on January 1, 2007.

We have entered into reinsurance agreements with CNA and CAMICO and intend to cooperate with them through such reinsurance agreements, but have no contractual right to long-term involvement with either the AICPA plan or CAMICO. Similarly, other than the current terms of our reinsurance agreements, we are not obligated to use our reinsurance capacity as part of either insurance program that is offered to the CPA profession and may, at the discretion of our board of directors, provide reinsurance for other coverage, including other accountants’ professional liability coverage.

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

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company. This participation terminated on December 31, 2003. However, we remain potentially liable for claims related to this period of coverage.

Effective June 1, 2005, we accepted a 5% share in CAMICOs first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006. Effective June 1, 2007, the contract renewed with our share amended to 2.5% of a $4 million excess $1 million layer.

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

AmerInst, through its wholly-owned subsidiary, AMIC Ltd., is subject to regulation under the insurance laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3 insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the Supervisor of Insurance a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the Supervisor of Insurance, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the Supervisor of Insurance, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the Supervisor of Insurance that there is a risk of an insurance company becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Supervisor of Insurance may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the Supervisor of Insurance may think fit.

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the

Supervisor of Insurance, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AMIC Ltd. in an investment subsidiary, AmerInst Investment Company, Ltd. (“Investco”), requires the specific approval of the Supervisor of Insurance for classification as a relevant asset, which we have received.

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

Our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. We do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2007 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2007, approximately $20 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2007, 2006 and 2005 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2007	$4,111,443	$25,135,361	$32,946,033	$69,063,405
December 31, 2006	$4,224,205	$23,118,869	$33,233,869	$67,505,696
December 31, 2005	$4,332,693	$18,960,063	$33,393,992	$63,485,386

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

Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by Investco to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

Developing Business

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well.

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

Item 1A. Risk Factors

You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The value of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

We participate in a potentially unprofitable, unstable market.

Accountants’ professional liability insurance is a volatile risk with fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The interaction of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. Because as a reinsurer, we will be directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we will be directly dependent on the underwriting results of CNA, our primary cedent, therefore our revenue could be adversely affected by factors beyond our control.

Our investment return may not be sufficient to offset underwriting losses.

Our investment income is subject to variation due to fluctuations of market interest rates on our fixed income portfolio, and fluctuations of stock prices in our equity portfolio. If such investment income is not sufficient to offset potential underwriting losses or our capital is not sufficient to absorb adverse underwriting and/or investment results, our profitability would be adversely affected.

We are dependent on the primary insurers.

Our underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially endorsed insurer for the AICPA Plan.

We have no contractual right to participate in the AICPA Plan.

The AICPA has not been, and is not now, nor will it be, responsible for the control, management or obligations of us or any of our subsidiaries. Neither we nor any of our subsidiaries has any contractual right to act as a reinsurer or in any other capacity incident to the AICPA Plan. If we are unable to participate in the AICPA Plan, our ability to generate revenue would be significantly harmed.

We are dependent upon parties unrelated to us.

Because we have no full-time employees, our underwriting and investment activities will depend substantially upon the services of outside parties. Our principal executive officer, who is also a director, and principal financial officer, are employees of USA Risk Group (Bermuda) Ltd., one of the principal outside service providers, and thus potential conflicts of interest exist. If such parties were not to renew their relationship with us, or only upon terms that were not acceptable to us, then our ability to conduct our business would be materially adversely affected.

Your ownership of our shares does not guarantee insurance coverage.

The ownership of our common shares by an accounting firm or individual practitioner will not guarantee that such firm or individual will thereafter be able to obtain professional liability insurance under the AICPA

Plan or other policies reinsured by AMIC Ltd., or that such insurance will be competitively priced. In order to be eligible for coverage under the Plan, a CPA firm must be an acceptable risk under applicable current underwriting criteria.

There is no market for our shares, which are subject to restrictions on transfer.

There is currently no market for our common shares and it is unlikely that a market will develop. Our common shares are not listed on any stock exchange or automated quotation system. Under our Bye-Laws, our Board of Directors has the authority to prohibit all transfers of shares. Further, because an integral part of the value of our common shares is our commitment to utilize the insurance capacity of AMIC Ltd. for the benefit of our stockholders, it is unlikely that any individual or entity other than sole practitioners and accounting firms would be interested in purchasing our common shares.

Reinsurance may not be available to us.

In order to limit the effect of large and multiple losses upon our financial condition, AMIC Ltd. may, in the future, seek reinsurance for its own account. From time to time, market conditions have limited the availability of reinsurance, and in some cases have prevented insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. If AMIC Ltd. is unable to obtain the desired amounts of reinsurance, or, if it is able to obtain such reinsurance only on terms not sufficiently favorable to operate profitably, we could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any plants, mines or physical properties.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common shares. Our Bye-Laws provide that all transfers of our common shares must be approved by our Board of Directors or a committee of the Board. Our Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. All transferees must meet the qualifications for share ownership contained in our Statement of Stock Ownership Policy.

Notwithstanding the absence of a public market for our common shares, we have a policy of having Investco, which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last year-end net book value per share or $36.17 per share.

The Bermuda Monetary Authority has authorized Investco to purchase up to 20% of the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. From January 1, 2000 through March 1, 2008 Investco had purchased 79,713 common shares, as adjusted for the share dividend pursuant to such program, from shareholders who had died or retired for a total purchase price of $1,563,434. From time to time, Investco has also purchased common shares in privately negotiated transactions. From January 1, 2000 through March 1, 2008, Investco had purchased 65,904 common shares, as adjusted for the share dividend pursuant to such program, in such privately negotiated transactions for a total purchase price of $860,135. None of such repurchases occurred in the fourth quarter of 2007. See the discussion under the heading “Rights Offering” for a description of the sale of shares by Investco in connection with the rights offering in “Item 1. Business” of this annual report on Form 10-K for a description of the sale of shares by Investco in connection with the rights offering.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2007	1,761	$33.06	1,761	N/A
November 2007	—	—	—	N/A
December 2007	—	—	—	N/A
Total	1,761	$33.06	1,761	N/A

As of March 1, 2008 there were 1,949 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.45 per share with payments in March and September. During 2007 and 2006, we paid ordinary cash dividends of $1,209,850 and $595,924 (net of adjustment for special dividend), respectively, representing two semi-annual payments of $0.45 and a special dividend payment of $0.70 per share for 2007 and two semi-annual payments of $0.45 per share for 2006 respectively. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) is prohibited from declaring or paying any dividend if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend.

Item 6. Selected Financial Data

Intentially omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources,” “Share Dividend,” “Rights Offering,” and “Losses and Loss Adjustment Expenses.”

This Form 10-K, including this MD&A section, certain statements contained in this Form 10-K, including this MD&A section, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of this Form 10-K for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-K should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We are a holding company based in Bermuda. We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

Business Overview

We are an insurance holding company based in Bermuda owned by 1,949 accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our primary mission is to exert a stabilizing influence on the design, pricing and availability of professional liability insurance to reduce the likelihood of a hard market. We conduct our reinsurance business through AMIC Ltd., our wholly-owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to step into a hard market and act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms and individual CPAs in all 50 states of the United States, representing a broad cross section of small and mid-size firms.

In an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. During 2003 we provided reinsurance for attorneys’ professional liability policies provided by Professionals Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of that year. Effective June 1, 2005, we wrote a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of accountants’ professional liability business. At the June 1, 2007 renewal we wrote a 2.5% share of a $4 million excess $1 million layer. The premiums under the CAMICO treaty vary with the losses incurred, between a minimum and a maximum.

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

Our results of operations for the years ended December 31, 2007 and December 31, 2006 are discussed below.

We operate our business with no long-term debt, no capital or operating lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment

Expenses,” the amount that we reserve is based on actuarial estimates which are prepared as of June 30 and December 31 each year. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2007, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $16.3 million, the high estimate was $27.9 million, and the central estimate was $20.8 million. We selected reserves of $27.4 million as of December 31, 2007, which is near the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

Results of Operations

Our net income decreased to $3,057,600 in 2007, compared to net income of $3,312,962 in 2006.

The decrease in net income from 2006 to 2007 is primarily due to the reduction of loss reserves by $2.8 million compared to a reduction in loss reserves in 2006 by $3.1 million. Due to the uncertainty inherent in the reinsurance policies written by the Company, we have always adopted a conservative policy concerning our loss reserving. In the last three years, our actuary was able to obtain additional information which included breaking out loss development on CNA’s “premier” and “value” plans which we reinsure. Our actuary determined in the course of its analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was reasonable to reduce the 2006 loss reserves by $3.1 million and for 2007 the reduction in loss reserves was limited to $2.8 million. Our loss reserves are still near the high end of the reserve range provided by the actuary, which is consistent with our long established loss reserving philosophy. The Company will continue to review loss reserves periodically and, based on the actuarial projections, determine whether reserves are required to be increased or decreased.

Net premiums earned decreased by 7.6% in 2007 to $7,973,646 from $8,628,534 in 2006. The decrease in net premiums earned during 2007 was due to an adjustment for premiums over ceded to AmerInst in prior years.

Net premiums written in 2007 were $7,681,860, a decrease of $998,743 from $8,680,603 in 2006. The decrease in net premiums written was primarily attributable to an adjustment for premiums over ceded to AmerInst in prior years and due to rate decreases under the current AICPA Professional Liability Plan treaty. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income increased by $246,425, or 18.0%, in 2007 to $1,612,384 from $1,365,959 in 2006. The primary reasons for the increase were the general increase in interest rates from 2006 to 2007 and a higher amount invested in 2007 compared to 2006.

Net realized gains decreased by $199,234 in 2007 to $921,029 from $1,120,263 in 2006.

Invested assets, including investments, cash and cash equivalents and restricted cash and cash equivalents, increased by $779,005, or 1.4%, to $56,240,428 in 2007 compared to $55,461,423 in 2006. The increase was due to an increase in fair values of the investment portfolio. Investment yield of net investment income and net realized gains and losses in 2007 as of December 31 was 4.5% as compared to 4.7% in 2006. The investment yield of net investment income was 2.9% in 2007 and 2.6% in 2006.

Unrealized gain on investments was $7,628,904 at December 31, 2007 compared to $7,469,210 at December 31, 2006. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 2.1% increase in unrealized gain on investments was due primarily to an improvement in the value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2007 and 2006 is as follows:

	2007	2006
Mortgage backed securities (U.S. agency backed)	17%	18%
Corporate debt securities	0	3
Obligations of state and political subdivisions	34	31
Equity securities	49	48

	100%	100%

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

Our losses and loss adjustment expenses decreased by 8.9% to $2,993,065 in 2007 from $3,287,658 in 2006. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of $2,790,997 in 2007 and $3,072,636 in 2006. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 37.5% in 2007 and 38.1% in 2006. The reason for the favorable development of prior years’ estimates is discussed in more detail below under the caption “Losses and Loss Adjustment Expenses.”

Policy acquisition costs of $2,269,322 were expensed in 2007 compared to $2,546,012 in 2006, a decrease of 10.9%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Such costs as a percentage of premiums earned were 28.5% in 2007 and 29.5% in 2006.

Total operating and management expenses were $2,187,072 for 2007 and $1,968,124 for 2006, an increase of 11.1%, primarily due to expenses relating to RINITS™. The operating and management expenses relating to the RINITS™ segment spent in the development phase were $703,609 in 2007 and $554,574 in 2006.

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

As of December 31, 2007, total investments amounted to $53,620,028, an increase of $998,815, or 1.9%, from $52,621,213 at December 31, 2006. The increase was due to an increase in the purchase of investments and an increase in fair values of the investment portfolio. Cash and cash equivalents decreased from $1,784,344 at December 31, 2006 to $1,778,798 at December 31, 2007. The amount of cash and cash equivalents varies depending on the maturities of fixed maturity investments and on the level of funds invested in money market mutual funds. Our liability for unpaid losses and loss adjustment expenses at December 31, 2007 was $27,409,622.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 17% of our total investments at December 31, 2007. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at December 31, 2007.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $605,756 at December 31, 2007 and $556,822 at December 31, 2006. This balance fluctuates due to the timing of renewal premiums written.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys’ liability program written in 2003.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from December 31, 2006 along with the decrease in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for the carrier for the CAMICO treaty we began reinsuring in 2005 is 10% and for the attorneys’ professional liability we reinsured in 2003 was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 4.4% decrease in deferred policy acquisition costs in 2007 was due to the decrease in unearned premiums compared to the prior year.

Prepaid expenses and other assets were $235,402 at December 31, 2007, an increase of 7.4% from 2006. These expenses relate to prepaid directors and officers’ liability insurance costs, director’s retainer, and management fees.

Two semi-annual dividends of $0.45 per share were paid during 2007 and 2006, and a special dividend of $0.70 per share was paid in the first quarter of 2007. Since AmerInst began paying consecutive dividends in

1995, our original shareholders have received approximately $15.08 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.69% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $36.17 per share as of December 31, 2007.

Total dividends declared were $1,209,850 and $595,924 (net of adjustment for special dividend) in 2007 and 2006, respectively. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2007 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2007, approximately $20 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary, Investco, to us is also limited under Bermuda law by the Insurance Act and related regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2007 and 2006 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2007	$4,111,443	$25,135,361	$32,946,033	$69,063,405
December 31, 2006	$4,224,205	$23,118,869	$33,233,869	$67,505,696

Because AMIC Ltd. is not admitted as an insurer in Illinois, CNA has the right to annually require AMIC Ltd. to procure a letter of credit issued by a U.S. bank in an amount equal to the total unearned premiums for the fiscal year plus CNA’s share of AMIC Ltd.’s loss reserves.

The Bermuda Monetary Authority has authorized Investco to purchase up to 20% of the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. From January 1, 2000 through March 1, 2008 Investco had purchased 79,713 common shares, as adjusted for the share dividend pursuant to such program, from shareholders who had died or retired for a total purchase price of $1,563,434. In addition, from January 1, 2000 through March 1, 2008, Investco had purchased in negotiated transactions at various prices 65,904 common shares, as adjusted for the share dividend pursuant to such program, for a total purchase price of $860,135. See “Rights Offering” below for a description of the sale of shares by Investco in connection with the rights offering.

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

Rights Offering

AmerInst filed a registration statement on Form S-3 with the SEC on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by Investco to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

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

An actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $2.8 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2007. This reduction was the result of the completion of the December 31 actuarial review, which indicated positive loss development in policy years 1994 to 2002.

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

The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. Based on historical allocated loss adjustment expenses data, the actuary selected a 1.50% and a 1.50% frequency provision and a $875,000 and a $750,000 severity provision for 2007 and 2006, respectively, for allocated loss adjustment expense in addition to limits.

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

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of Dollars)

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross Liability for Loss and LAE Reserves	$20,803	$21,718	$25,037	$27,703	$29,243	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	1,040	876	674	674	674	674	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$19,763	$20,842	$24,363	$27,029	$28,569	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Losses Reestimated as of:
One Year Later	$14,877	$18,988	$24,368	$24,873	$27,993	$25,193	$27,210	$27,454	$26,323	$25,521	—
Two Years Later	13,592	18,993	20,602	24,297	23,514	23,676	24,962	24,893	23,493
Three Years Later	13,597	15,583	20,026	21,008	21,997	21,429	22,400	22,062
Four Years Later	12,953	15,007	17,724	19,491	19,750	18,867	19,570
Five Years Later	12,376	13,686	16,207	17,244	17,188	16,037
Six Years Later	11,633	12,807	14,437	15,215	14,688
Seven Years Later	11,075	12,051	12,966	13,430
Eight Years Later	10,571	11,163	11,840
Nine Years Later	9,615	10,596
Ten Years Later	9,520
Cumulative Redundancy (Deficiency)	10,243	10,246	12,523	13,599	13,881	13,768	9,154	7,639	5,392	2,640	—
Cumulative Amount Paid Through:
One Year Later	3,566	3,024	3,302	4,340	3,851	3,697	3,557	4,678	3,820	3,314	—
Two Years Later	5,524	5,584	6,726	7,073	6,600	6,165	6,943	7,729	6,166
Three Years Later	6,913	7,621	8,592	8,904	8,145	7,915	8,995	9,049
Four Years Later	8,010	8,405	9,747	9,781	8,736	8,954	9,690
Five Years Later	8,267	9,105	10,028	9,906	9,174	9,079
Six Years Later	8,795	9,271	9,895	10,142	9,240
Seven Years Later	8,656	8,980	9,989	10,173
Eight Years Later	8,258	9,030	10,001
Nine Years Later	8,273	9,032
Ten Years Later	8,273

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

The above table presents the development of balance sheet liabilities for 1997 through 2007 as of year-end 2007. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1997 liability has developed a $10,243,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1997 year end liability was originally $19,763,000. As of December 31, 2007, we had paid $8,273,000 of the currently estimated $9,520,000 of losses and LAE that had been incurred for 1997 and prior years through the end of 2007; thus an estimated $1,247,000 in losses incurred through 1997 remain unpaid as of the current financial statement date.

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

Contractual Obligations

The following table provides an analysis of our contractual obligations at December 31, 2007:

	Payment due by period (Thousands of dollars)
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Unpaid losses and loss adjustment expenses	$27,410	$6,035	$7,661	$3,170	$10,544

The amounts included for unpaid losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “Losses and Loss Adjustment Expenses” beginning page 15. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash, investments and future premium income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 31, 2008

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(expressed in U.S. dollars)

	2007	2006
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $27,319,795 and $27,242,735)	$27,595,959	$27,172,788
Equity securities, at fair value (cost $18,671,329 and $17,909,268)	26,024,069	25,448,425

TOTAL INVESTMENTS	53,620,028	52,621,213
Cash and cash equivalents	1,778,798	1,784,344
Restricted cash and cash equivalents	841,602	1,055,866
Assumed reinsurance premiums receivable	605,756	556,822
Funds deposited with a reinsurer (Note 3)	113,382	113,382
Accrued investment income	263,183	229,824
Deferred policy acquisition costs	1,042,729	1,090,727
Prepaid expenses and other assets	235,402	219,132

TOTAL ASSETS	$58,500,880	$57,671,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$27,409,622	$28,161,369
Unearned premiums	3,592,875	3,790,692
Accrued expenses and other liabilities	385,684	238,825

TOTAL LIABILITIES	$31,388,181	$32,190,886

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2007 and 2006: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	17,064,401	15,216,651
Accumulated other comprehensive income	7,628,904	7,469,210
Shares held by Subsidiary (245,567 and 231,785 shares) at cost	(4,863,152)	(4,487,983)

TOTAL STOCKHOLDERS’ EQUITY	27,112,699	25,480,424

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,500,880	$57,671,310

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME

years ended December 31, 2007 and 2006

(expressed in U.S. dollars)

	2007	2006
REVENUES
Net premiums earned	$7,973,646	$8,628,534
Net investment income (Note 4)	1,612,384	1,365,959
Net realized gain on investments (Note 4)	921,029	1,120,263

TOTAL REVENUES	10,507,059	11,114,756

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	2,993,065	3,287,658
Policy acquisition costs	2,269,322	2,546,012
Operating and management expenses (Note 8)	2,187,072	1,968,124

TOTAL LOSSES AND EXPENSES	7,449,459	7,801,794

NET INCOME	3,057,600	3,312,962

OTHER COMPREHENSIVE INCOME
Net unrealized holding gain arising during the period	1,080,723	3,167,091
Reclassification adjustment for (gain) included in net income	(921,029)	(1,120,263)

OTHER COMPREHENSIVE INCOME	159,694	2,046,828

COMPREHENSIVE INCOME	$3,217,294	$5,359,790

BASIC AND DILUTED EARNINGS PER SHARE	$4.05	$4.76

Weighted average number of common shares outstanding for the year	753,112	695,404

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

years ended December 31, 2007 and 2006

(expressed in U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Shares Held by Subsidiary	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2006	$331,751	$6,801,870	$12,499,613	$5,422,382	$(6,003,981)	$19,051,635
Net income	—	—	3,312,962	—	—	3,312,962
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,046,828	—	2,046,828
Purchase of shares by subsidiary	—	—	—	—	(342,657)	(342,657)
Sale of shares by subsidiary under rights offering (net of issuance costs)	—	148,925	—	—	1,858,655	2,007,580
Dividends ($0.90 per share)	—	—	(595,924)	—	—	(595,924)
Share Dividend (2 for 1)	663,502	(663,502)	—	—	—	—

BALANCE AT DECEMBER 31, 2006	$995,253	$6,287,293	$15,216,651	$7,469,210	$(4,487,983)	$25,480,424
Net income	—	—	3,057,600	—	—	3,057,600
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	159,694	—	159,694
Purchase of shares by subsidiary	—	—	—	—	(375,169)	(375,169)
Dividends ($1.60 per share)	—	—	(1,209,850)	—	—	(1,209,850)

BALANCE AT DECEMBER 31, 2007	$995,253	$6,287,293	$17,064,401	$7,628,904	$(4,863,152)	$27,112,699

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2007 and 2006

(expressed in U.S. dollars)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,057,600	$3,312,962
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net discounts (premiums) on investments	59,201	24,138
Net realized (gains) on sale of investments	(921,029)	(1,120,263)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(48,934)	153,712
Accrued investment income	(33,359)	(26,416)
Deferred policy acquisition costs	47,998	28,430
Prepaid expenses and other assets	(16,270)	63,207
Liability for losses and loss adjustment expenses	(751,747)	(723,252)
Unearned premiums	(197,817)	(52,469)
Accrued expenses and other liabilities	146,859	(109,960)

Net cash provided by operating activities	1,342,502	1,550,089

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	214,264	109,456
Purchases of investments	(31,091,591)	(29,948,218)
Proceeds from sales of investments	25,204,298	21,461,979
Proceeds from maturities of fixed maturity investments	5,910,000	5,260,000

Net cash provided by (used in) investing activities	236,971	(3,116,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,209,850)	(595,924)
Purchase of shares by subsidiary	(375,169)	(342,657)
Proceeds on sale of shares by subsidiary under rights offering (net of issuance costs)	—	2,007,580

Net cash (used in) provided by financing activities	(1,585,019)	1,068,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,546)	(497,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,784,344	2,282,039

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,778,798	$1,784,344

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst” or the “Company”) was formed under the laws of Bermuda on July 16, 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), has been engaged in the reinsurance of claims-made insurance policies of participants in an AICPA-sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”).

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties. In August 1993, the AICPA Plan endorsed the CNA Financial Corporation (“CNA”) insurance group as its insurance carrier. AIIC Inc. then began a reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the plan. Effective in December 1999, the Company began taking a 10% share of the “value plan” business from CNA. The “value plan” provides for separate $1,000,000 limits for losses and separate $1,000,000 limits for expenses per occurrence and $2,000,000 in the aggregate. The Company’s maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate.

AMIC Ltd. entered into an excess of loss arrangement with Professional Direct Insurance Company (“PDIC”) for a 15% quota share participation in the 1st excess layer of $500,000 excess of $500,000 of the attorneys’ professional liability coverage provided by PDIC. The participation commenced January 1, 2003 and terminated December 31, 2003.

Effective June 1, 2005, AMIC Ltd. entered into a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California-based writer of accountants’ professional liability business. This contract renewed on June 1, 2006 and further renewed on June 1, 2007 with AMIC Ltd. entering into a 2.5% share of the $4 million excess $1 million layer of risk.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AmerInst and its wholly-owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd. and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred policy acquisition costs

Ceding commissions related to assumed reinsurance agreements are deferred and amortized pro rata over the terms of the underlying policies to which they relate.

Liability for losses and loss adjustment expenses

The liability for unpaid losses and loss adjustment expenses includes case basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.’s historical loss experience supplemented with industry data. The aggregate liability for unpaid losses and loss adjustment expenses at year end represents management’s best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by independent actuaries. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Future average severities are projected based on historical trends adjusted for anticipated trends, are monitored based on actual developments and are modified if necessary.

Investments

AmerInst classifies all of its investments as available-for-sale. Accordingly, AmerInst reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income. Fair value of investments is based on market quotations. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include the Company’s intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AmerInst’s accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

Cash and cash equivalents

For purposes of the statements of cash flows, AmerInst considers all money market funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Net income per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157, Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company believes that the adoption of FAS 157 will not have a material impact on its financial statements.

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

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2007 and 2006 $113,382 was held in deposits pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2007 and 2006, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $2,038 and $115,273, respectively. Additionally, at December 31, 2007 and 2006, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with restricted cash and cash equivalents and investments with a carrying value of $23,160,559 and $19,922,503, respectively. At December 31, 2007 and 2006 AMIC Ltd. provided CAMICO with a Letter of Credit held by National City Bank with supporting investments with a carrying value of $4,370,598 and $4,110,082, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2007 and 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007 Fixed maturity investments:
Obligations of states and political subdivisions	$18,183,149	$268,596	$(11,529)	$18,440,216
Mortgage-backed securities (U.S. agency backed)	9,136,646	44,828	(25,731)	9,155,743

Total fixed maturity investments	27,319,795	313,424	(37,260)	27,595,959

Equity securities	17,671,329	6,867,756	(2,282)	24,536,803
Hedge fund	1,000,000	487,266	—	1,487,266

Total equity securities	18,671,329	7,355,022	(2,282)	26,024,069

Total investments	$45,991,124	$7,668,446	$(39,542)	$53,620,028

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006 Fixed maturity investments:
Obligations of states and political subdivisions	$16,159,160	$91,552	$(98,280)	$16,152,432
Corporate debt securities	1,502,092	—	(2,028)	1,500,064
Mortgage-backed securities (U.S. agency backed)	9,581,483	23,668	(84,859)	9,520,292

Total fixed maturity investments	27,242,735	115,220	(185,167)	27,172,788

Equity securities	16,909,268	7,245,864	(19,429)	24,135,703
Hedge fund	1,000,000	312,722	—	1,312,722

Total equity securities	17,909,268	7,558,586	(19,429)	25,448,425

Total investments	$45,152,003	$7,673,806	$(204,596)	$52,621,213

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized loss on investments at December 31, 2007 and 2006 are categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2007
Fixed maturity investments:
Obligations of states and political subdivisions	$3,029,985	$(11,524)	$307,278	$(4)	$3,337,263	$(11,528)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities (U.S. agency backed)	2,861,977	(25,732)	—	—	2,861,977	(25,732)

Total fixed maturity investments	5,891,962	(37,256)	307,278	(4)	6,199,240	(37,260)

Equity securities	—	—	173,934	(2,282)	173,934	(2,282)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	173,934	(2,282)	173,934	(2,282)

Total investments	$5,891,962	$(37,256)	$481,212	$(2,286)	$6,373,174	$(39,542)

As of December 31, 2007, there were approximately 14 securities in an unrealized loss position with an estimated fair value of $6,373,174. Of these securities, there are 11 securities that have been in an unrealized loss position for 12 months or greater with an estimated fair value of $5,891,962. As of December 31, 2007, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2006
Fixed maturity investments:
Obligations of states and political subdivisions	$6,559,302	$(91,893)	$2,354,271	$(6,387)	$8,913,573	$(98,280)
Corporate debt securities	499,991	(2,028)	—	—	499,991	(2,028)
Mortgage-backed securities (U.S. agency backed)	5,024,060	(84,260)	1,652,523	(599)	6,676,583	(84,859)

Total fixed maturity investments	12,083,353	(178,181)	4,006,794	(6,986)	16,090,147	(185,167)

Equity securities	—	—	564,043	(19,429)	564,043	(19,429)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	564,043	(19,429)	564,043	(19,429)

Total investments	$12,083,353	$(178,181)	$4,570,837	$(26,415)	$16,654,190	$(204,596)

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,655,462	$3,650,985
Due after one year through five years	6,979,022	7,083,212
Due after five years through ten years	6,552,669	6,690,869
Due after ten years	995,996	1,015,150

Subtotal	18,183,149	18,440,216
Mortgage-backed securities (U.S. agency backed)	9,136,646	9,155,743

Total	$27,319,795	$27,595,959

Information on sales and maturities of investments are as follows:

	2007	2006
Total proceeds on sales of securities	$25,204,298	$21,461,979
Total proceeds from maturities of fixed maturity investments	5,910,000	5,260,000
Gross gains on sales	2,205,364	1,411,563
Gross losses on sales	(361,158)	(134,399)
Impairment losses	(923,177)	(156,901)

Major categories of net interest and dividend income are summarized as follows:

	2007	2006
Interest earned:
Fixed maturity investments	$1,224,047	$1,008,181
Short term investments and cash and cash equivalents	149,919	198,326
Dividends earned	476,233	377,959
Investment expenses	(237,815)	(218,507)

Net investment income	$1,612,384	$1,365,959

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2007 and 2006 are as follows:

	2007	2006
Case basis estimates	$6,119,316	$5,765,798
Incurred But Not Reported	21,290,306	22,395,571

Totals	$27,409,622	$28,161,369

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability for losses and loss adjustment expense activity is as follows:

	2007	2006
Liability—beginning of year	$28,161,369	$28,884,621

Incurred related to:
Current year	5,784,085	6,360,294
Prior years	(2,790,997)	(3,072,636)

Total incurred	2,993,088	3,287,658

Paid related to:
Current year	(99,277)	(73,768)
Prior years	(3,645,558)	(3,937,142)

Total paid	(3,744,835)	(4,010,910)

Liability—end of year	$27,409,622	$28,161,369

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $2,790,997 and $3,072,636 in 2007 and 2006, respectively. The 2007 decrease related mainly to positive loss development in the policy years 1994 to 2002. The 2006 decrease related mainly to positive loss development in the policy years 1994 to 2001.

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

Rights Offering

AmerInst filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC” or the “Commission”) on June 15, 2006 to register a rights offering to existing shareholders. The registration statement was amended on July 20, 2006 and declared effective July 24, 2006. Pursuant to the rights offering, which was mailed to shareholders on July 28, 2006, each shareholder received a right to purchase one common share for each share currently owned, at a price of $23.33 per share (after giving effect to the share dividend). Further information concerning the rights offering is contained in the prospectus dated July 28, 2006 and in our S-3 registration statement on file with the SEC. A total of 97,927 rights were exercised prior to October 4, 2006, the expiration date of the oversubscription right under the rights offering. As a result, 97,927 shares were subsequently sold by Investco to shareholders exercising rights, for a total purchase price of $2,284,637, before rights offering costs of $277,057. Of the shares sold in the rights offering, 21,461 shares were purchased by AmerInst directors for a total purchase price of $500,685.

7. PREMIUMS WRITTEN

Premiums written were $7,681,860 and $8,680,603 during 2007 and 2006, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. OPERATING, MANAGEMENT EXPENSES AND TAXATION

AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. USA Risk Group (Bermuda) Ltd. provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Grayston, a director and President of the Company, and Mr. Nicol, Vice President and Treasurer of the Company, are the President and Senior Account Manager and Vice President, respectively, of USA Risk Group (Bermuda) Ltd. The company paid $235,000 in fees pursuant to this agreement during 2007 and 2006. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $507,648 in 2007 and $424,258 in 2006.

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

9. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AmerInst is prohibited from declaring or paying a dividend at December 31, 2007 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, it must be able to pay its liabilities as they come due after the payment of a dividend. As of December 31, 2007, $20 million was available to stockholders in accordance with these provisions.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and related regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2007 and 2006 these requirements have been met. The minimum required statutory capital and surplus was $4,111,443 and $4,224,205 and actual statutory capital and surplus was $25,135,361 and $23,118,869 at December 31, 2007 and 2006, respectively. The minimum required level of liquid assets was $32,946,033 and $33,233,869 and actual liquid assets were $69,063,405 and $67,505,696 at December 31, 2007 and 2006, respectively. Statutory income for the years ended December 31, 2007 and 2006 was $2,440,824 and $2,382,272.

10. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2007	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,234,048	$1,552,209	$2,102,940	$2,084,449
Net investment income	394,156	395,089	397,948	425,191
Net realized gain (loss)	53,068	867,775	451,358	(451,172)

Total revenues	2,681,272	2,815,073	2,952,246	2,058,468

Net (loss) income	$(161,377)	$800,154	$332,707	$2,086,116
Basic and diluted (loss) net income per share	$(0.21)	$1.06	$0.44	$2.76

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,049,657	$2,205,374	$2,187,221	$2,186,282
Net investment income	296,789	352,236	334,998	381,936
Net realized gain (loss)	419,736	545,466	(127,357)	282,418

Total revenues	2,766,182	3,103,076	2,394,862	2,850,636

Net income (loss)	$142,003	$249,984	$(219,743)	$3,140,718
Basic and diluted net income (loss) per share	$0.21	$0.37	$(0.32)	$4.50

11. SEGMENT INFORMATION

Effective in 2006, AmerInst had two operating segments: 1) reinsurance activity and 2) the new insurance financing product (RINITS™), which was in the initial marketing phase of development. The results for the reinsurance activity were as follows:

	2007	2006
Revenues	$10,507,059	$11,114,756
Total losses and expenses	6,745,850	7,247,220
Segment income	3,761,209	3,867,536

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of December 31, 2007, had generated no revenue. Operating and management expenses are as follows:

	2007	2006
Operating and management expenses, being segment loss	$703,609	$554,574

The combined total net income for both segments is as follows:

	2007	2006
Total net income	$3,057,600	$3,312,962

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. Our retention of Deloitte & Touche has been approved by our Audit Committee and our shareholders. There have been no disagreements with Deloitte & Touche with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, our disclosure control and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company (together with its consolidated subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). To perform this assessment the Company engaged its manager, USA Risk Group of Bermuda and the independent CPA firm, Johnson Lambert & Company of Burlington, Vermont. Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

There has been no change in our internal controls over financial reporting identified in the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 10, 2008 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The company has two executive officers, one of which is a director of the Company.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. You can find our Code of Business Conduct and Ethics on our internet site, www.amerinst.bm. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of the SEC on our internet site.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 23.

(a)(2)	See Index to Financial Statements and Schedules on page 23.

(a)(3)	See Index to Exhibits set forth on pages 42 – 43.

(b)	See Index to Exhibits.

(c)	See Index to Financial Statements and Schedules on page 23.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2007

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$18,926,799	$19,083,135	$19,083,135
States, municipalities and political subdivisions	8,392,996	8,512,824	8,512,824
All other corporate bonds	—	—	—

Total fixed maturities	27,319,795	27,595,959	27,595,959

Equities:
Common stocks:
Bank, trust and insurance companies	2,297,346	3,340,779	3,340,779
Hedge fund, industrial, miscellaneous and all other	16,373,983	22,683,290	22,683,290

Total equity securities	18,671,329	26,024,069	26,024,069

Total investments	$45,991,124	$53,620,028	$53,620,028

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 31, 2008

/S/ MURRAY NICOL Murray Nicol	Vice-President, Treasurer (Principal Financial and Accounting Officer)	March 31, 2008

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 31, 2008

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 31, 2008

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 31, 2008

/S/ JOHN T. SCHIFFMAN John T. Schiffman	Director	March 31, 2008

/S/ RONALD S. KATCH Ronald S. Katch	Director	March 31, 2008

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 31, 2008

/S/ JERRELL A. ATKINSON Jerrell A. Atkinson	Director	March 31, 2008

/S/ THOMAS P. LILLIE Thomas P. Lillie	Director	March 31, 2008

INDEX TO EXHIBITS

Year ended December 31, 2007

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Stock Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AMIG”) (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (8), 1998 placement slip (10), and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. (“AMIC Ltd.”) dated as of December 2, 1999 (12), and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AMIG, dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

Exhibit Number	Description
10.16	Reinsurance Placement Slip between AMIC Ltd. and Professionals Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.17	Director Compensation Summary

10.18	Addendum to Agreement between AMIC Ltd. and USA Risk Group (Bermuda) Ltd. effective January 1, 2008.

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(10)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.