Form 10-Q
period 2008-03-31
AMERINST INSURANCE GROUP LTD
filed 2008-05-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2008.

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

(Telephone number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒.

As of May 1, 2008, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $27,004,902 and $27,319,795)	$27,590,218	$27,595,959
Equity securities, at fair value (cost $18,139,569 and $18,671,329)	23,870,554	26,024,069

TOTAL INVESTMENTS	51,460,772	53,620,028
Cash and cash equivalents	1,891,738	1,778,798
Restricted cash and cash equivalents	1,492,042	841,602
Assumed reinsurance premiums receivable	690,690	605,756
Funds deposit with a reinsurer	113,382	113,382
Accrued investment income	380,304	263,183
Deferred policy acquisition costs	1,133,737	1,042,729
Prepaid expenses and other assets	174,330	235,402

TOTAL ASSETS	$57,336,995	$58,500,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$27,936,823	$27,409,622
Unearned premiums	3,904,393	3,592,875
Assumed reinsurance payable	103,545	—
Accrued expenses and other liabilities	431,615	385,684

TOTAL LIABILITIES	32,376,376	$31,388,181

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2008 and 2007: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	16,246,281	17,064,401
Accumulated other comprehensive income	6,316,301	7,628,904
Shares held by Subsidiary (246,207 and 245,567 shares) at cost	(4,884,509)	(4,863,152)

TOTAL STOCKHOLDERS’ EQUITY	24,960,619	27,112,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,336,995	$58,500,880

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
REVENUE
Net premiums earned	$2,127,266	$2,234,048
Net investment income	392,053	394,156
Net realized (loss) gain on investments	(380,088)	53,068

TOTAL REVENUE	2,139,231	2,681,272
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,489,086	1,590,660
Policy acquisition costs	600,188	642,168
Operating and management expenses	516,030	609,821

TOTAL LOSSES AND EXPENSES	2,605,304	2,842,649

NET (LOSS)	$(466,073)	$(161,377)

OTHER COMPREHENSIVE INCOME
Net unrealized holding (losses) gains arising during the period	(1,692,691)	250,593
Reclassification adjustment for losses (gains) included in net income	380,088	(53,068)

OTHER COMPREHENSIVE (LOSS) INCOME	(1,312,603)	197,525

COMPREHENSIVE (LOSS) INCOME	$(1,778,676)	$36,148

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,064,401	$15,216,651
Net (loss)	(466,073)	(161,377)
Dividends	(352,047)	(871,698)

RETAINED EARNINGS, END OF PERIOD	$16,246,281	$14,183,576

Per share amounts
Basic and diluted (loss) per share	$(0.62)	$(0.21)

Dividends	$0.47	$1.15

Weighted average number of shares outstanding for the entire period	749,046	757,999

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$1,053,444	$291,975

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(650,440)	(137,754)
Purchases of investments	(8,071,705)	(6,358,012)
Proceeds from sales of investments	6,155,045	4,541,280
Proceeds from maturities of fixed maturity investments	2,000,000	2,013,438

Net Cash (used in) provided by Investing Activities	(567,100)	58,952

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(21,357)	(131,277)
Dividends paid	(352,047)	(871,698)

Net Cash (used in) Financing Activities	(373,404)	(1,002,975)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$112,940	$(652,048)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,778,798	$1,784,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,891,738	$1,132,296

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2007 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value Measurement

We adopted FAS 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use the market approach which makes use of prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

The availability of observable inputs can vary from investment instrument to investment instrument and is affected by a wide variety of factors, including, for example, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, for non-financial assets and non-financial liabilities. We are currently considering the impact of adopting FAS 157 for non-financial assets and non-financial liabilities with effect from January 1, 2009. We, however, do not anticipate that this adoption will have a material impact on our results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the potential impact of adoption of FAS 161 on our financial statements.

Segment Information

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the initial marketing phase of development. The results for the reinsurance activity were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues	$2,139,231	$2,681,272
Total losses and expenses	2,501,521	2,592,897
Segment income (loss)	(362,290)	88,375

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2008, had generated no revenue. Operating and management expenses are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating and management expenses, being segment loss	$103,783	$249,752

The combined total net (loss) for both segments is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Total net (loss)	$(466,073)	$(161,377)

Fair Value of Investments

The following table shows the fair value of the Company’s financial instruments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of March 31, 2008.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$9,034,245	$9,034,245	$		$9,034,245	$
Non-mortgage-backed securities	7,024,374	7,024,374			7,024,374
Obligations of state and political subdivisions	11,531,599	11,531,599			11,531,599

Total fixed maturity investments	27,590,218	27,590,218

Equity securities (other than hedge fund)	22,418,233	22,418,233		22,418,233
Hedge fund	1,452,321	1,452,321					1,452,321

Total equity securities	23,870,554	23,870,554

Total investments	$51,460,772	$51,460,772

The following is a reconciliation of the beginning and ending balance of financial instruments using significant unobservable inputs (Level 3).

Fair value measurement using significant unobservable inputs (Level 3): hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(34,945)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2008	$1,452,321

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio is other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. During the quarters ended March 31, 2008 and 2007, we have recorded a total other-than-temporary impairment charge of $487,830 and $12,440, respectively, relating to equity securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q.

This Form 10-Q, including this MD&A section, certain statements contained in this Form 10-Q, including this MD&A section, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

         All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of this Form 10-Q for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our primary purpose is to maintain an insurance company which is intended to exert a stabilizing influence on the design, pricing and availability of accountants’ professional liability insurance. Historically, the primary business activity of our wholly owned insurance company subsidiary, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”), has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual certified public accountants (“CPAs”) in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4 million excess $1 million layer. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

Our reinsurance activity depends upon agreements with outside parties. In August 1993, AMIG, our predecessor entity, began the current reinsurance relationship with CNA Financial Corporation (“CNA”), taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provides for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” are $2,000,000 per occurrence and $4,000,000 in the aggregate. We renewed our existing arrangements on January 1, 2008.

We have entered into reinsurance agreements with CNA and CAMICO and intend to cooperate with them through such reinsurance agreements, but have no contractual right to long-term involvement with either the AICPA plan or CAMICO. Similarly, other than the current terms of our reinsurance agreements, we are not obligated to use our reinsurance capacity as part of any insurance program that is offered to the CPA profession, and may, at the discretion of our board of directors, provide reinsurance for other coverage, including other accountants’ professional liability coverage.

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

OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

We recorded a net loss of $466,073 for the first quarter of 2008 compared to a net loss of $161,377 for the same period of 2007. The increase in net loss is due to a decline of net premiums earned, a decline of net investment income, and a net realized loss on investments. Our earned premiums for the first quarter of 2008 were $2,127,266 compared to $2,234,048 for the first quarter of 2007, a decrease of $106,782 or 4.8%. Net premiums written for the three months ended March 31, 2008 were $2,343,041, compared to $2,456,362 for the first quarter of 2007, a decrease of $113,321 or 4.6%. The decline of net premiums written is due to rate decreases in the AICPA Professional Liability Insurance Plan.

Our loss ratios for the first quarters of 2008 and 2007 were 70.0% and 71.2% respectively. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first quarter of 2008 and 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. For the first quarter of 2007, we recorded additional reserves relating to the attorneys’ professional liability plan.

We expensed policy acquisition costs of $600,188 in the first quarter of 2008 compared to $642,168 for the same period of 2007, a decrease of $41,980 or 6.5%. The decrease of policy acquisition costs is due to a decline of net premiums earned. These costs were 28.2% and 28.7% of net premiums earned for the quarters ended March 31, 2008 and 2007, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $516,030 in the first quarter of 2008 compared to $609,821 for the same period of 2007, a decrease of $93,791 or 15.4%. The primary reason for this decrease was higher patent and business development expenses related to RINITS™ incurred during 2007.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the initial marketing phase of development. The reinsurance segment had revenues of $2,139,231 for the quarter ended March 31, 2008 and $2,681,272 for the quarter ended March 31, 2007. Total losses and expenses for this segment were $2,501,521 for the quarter ended March 31, 2008 and $2,592,897 for the quarter ended March 31, 2007. This resulted in segment loss of $(362,290) for the quarter ended March 31, 2008 and segment income of $88,375 for the period ended March 31, 2007.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2008 had generated no revenue. Operating and management expenses in the development phase were $103,783 for the quarter ended March 31, 2008 and $249,752 for the quarter ended March 31, 2007.

We recorded net underwriting income (net premiums earned less the sum of loss and loss adjustment expenses and policy acquisition costs) of $37,992 for the quarter ended March 31, 2008 compared to net underwriting income of $1,220 for the quarter ended March 31, 2007, an increase of $36,772. The increase is due to a decrease in losses and loss adjustment expenses incurred and policy acquisition costs.

We recorded net investment income of $392,053 for the quarter ended March 31, 2008 compared to $394,156 for the quarter ended March 31, 2007, a decrease of $2,103 or 0.5%. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 2.8% for the quarter ended March 31, 2008, a marginal decrease from the 2.9% yield earned for the quarter ended March 31, 2007. Sales of securities during the quarter ended March 31, 2008 resulted in realized losses of $380,088, compared to gains of $53,068 during the quarter ended March 31, 2007. Losses recorded in the first quarter of 2008 primarily related to the recorded loss on impairment of equity securities in the amount of $487,830.

FINANCIAL CONDITION AND LIQUIDITY

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our condensed consolidated balance sheets. This includes our fixed maturity investments and equity securities. Fair value, as defined in Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of March 31, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are included in the Level 2 fair value hierarchy.

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies. All of the Company’s equities are included in the Level 1 fair value hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

Hedge fund: Comprised of a hedge fund whose objective is to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fund invests in a diversified pool of hedge fund managers, generally across six different strategies: long/short equities, long/short credit, macro, multi-strategy opportunistic, activist, and portfolio hedge. The fair value of the hedge fund is based on the net asset value of the fund as reported by the fund manager. The fair value of our hedge fund is included in the Level 3 fair value hierarchy.

To validate prices, we complete quantitative analyses to compare the performance of the overall investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2007. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

As of March 31, 2008, our total investments were $51,460,772, a decrease of $2,159,256, or 4.0%, from $53,620,028 at December 31, 2007. The decrease was primarily due to a decline in the fair value of the investments and an increase in cash and cash equivalent and restricted cash and cash equivalents balances. Cash and cash equivalents and restricted cash and cash equivalents balances increased from $2,620,400 at December 31, 2007 to $3,383,780 at March 31, 2008, an increase of $763,380, or 29.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The ratio of cash and total investments to total liabilities at March 31, 2008 was 1.69:1, compared to a ratio of 1.79:1 at December 31, 2007.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 18% of our total investments at March 31, 2008. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at March 31, 2008.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $605,756 at December 31, 2007 and $690,690 at March 31, 2008. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized AmerInst Investment Company, Ltd. (“Investco”), a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through May 1, 2008 Investco had purchased 82,030 common shares from individuals who have died or retired for a total purchase price of $1,645,105. In addition, through that date, Investco had purchased in negotiated transactions at various prices 65,961 common shares for a total purchase price of $861,332.

Cash Dividends

We paid our semi-annual dividend of $0.47 per share during the first quarter of 2008. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $15.55 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.68% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $33.32 per share as of March 31, 2008.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Stock Ownership Policy, Charters for our Audit Committee and Nominating Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o USA Risk Group of (Bermuda) Ltd., Windsor Place, 18 Queen Street, 2nd Floor, P.O. Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting identified in that evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through May 1, 2008, Investco had repurchased 82,030 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended March 31, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2008	640	$33.36	640	N/A
February 2008	—	—	—	N/A
March 2008	—	—	—	N/A
Total	640	$33.36	640	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through May 1, 2008, Investco had purchased 65,961 common shares in such privately negotiated transactions. None of these privately negotiated transactions occurred during the three month period ended March 31, 2008.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

	By:	/s/ MURRAY NICOL
Murray Nicol
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008

Exhibit Number	Description
31.1	Certification of Stuart Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Murray Nicol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Murray Nicol pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.