Form 10-Q
period 2008-06-30
AMERINST INSURANCE GROUP LTD
filed 2008-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2008.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Cedar Management Limited 25 Church Street, Continental Building P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of August 1, 2008, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2008	As of December 31, 2007
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $25,601,985 and $27,319,795)	$25,721,565	$27,595,959
Equity securities, at fair value (cost $18,064,877 and $18,671,329)	23,746,888	26,024,069

TOTAL INVESTMENTS	49,468,453	53,620,028
Cash and cash equivalents	2,233,182	1,778,798
Restricted cash and cash equivalents	2,258,716	841,602
Assumed reinsurance premiums receivable	183,912	605,756
Funds deposited with a reinsurer	113,382	113,382
Accrued investment income	289,433	263,183
Deferred policy acquisition costs	961,119	1,042,729
Prepaid expenses and other assets	298,976	235,402

TOTAL ASSETS	$55,807,173	$58,500,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$28,364,870	$27,409,622
Unearned premiums	3,457,284	3,592,875
Accrued expenses and other liabilities	479,801	385,684

TOTAL LIABILITIES	32,301,955	$31,388,181

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2008 and 2007: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,327,108	17,064,401
Accumulated other comprehensive income	5,801,591	7,628,904
Shares held by Subsidiary (246,837 and 245,567 shares) at cost	(4,906,027)	(4,863,152)

TOTAL STOCKHOLDERS’ EQUITY	23,505,218	27,112,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,807,173	$58,500,880

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
REVENUE
Net premiums earned	$4,168,736	$3,786,257	$2,041,470	$1,552,209
Net investment income	766,320	789,245	374,265	395,089
Net realized (loss) gain on investments	(970,053)	920,843	(589,965)	867,775

TOTAL REVENUE	3,965,003	5,496,345	1,825,770	2,815,073

LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,918,055	2,697,330	1,428,969	1,106,670
Policy acquisition costs	1,180,254	1,070,597	580,066	428,429
Operating and management expenses	1,251,936	1,089,641	735,908	479,820

TOTAL LOSSES AND EXPENSES	5,350,245	4,857,568	2,744,943	2,014,919

NET (LOSS) INCOME	$(1,385,242)	$638,777	$(919,173)	$800,154

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(2,797,366)	1,647,453	(2,984,194)	1,396,860
Reclassification adjustment for losses (gains) included in net income	970,053	(920,843)	589,965	(867,775)

OTHER COMPREHENSIVE (LOSS) INCOME	(1,827,313)	726,610	(2,394,229)	529,085

COMPREHENSIVE (LOSS) INCOME	$(3,212,555)	$1,365,387	$(3,313,402)	$1,329,239

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,064,401	$15,216,651	$16,246,281	$14,183,576
Net (loss) income	(1,385,242)	638,777	(919,173)	800,154
Dividends	(352,051)	(871,698)	(0)	(0)

RETAINED EARNINGS, END OF PERIOD	$15,327,108	$14,983,730	$15,327,108	$14,983,730

Per share amounts
Net (loss) income basic and diluted	$(1.85)	$0.84	$(1.23)	$1.06

Dividends	$0.47	$1.15	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	749,051	755,742	748,416	753,355

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$802,050	$1,432,166

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(1,417,114)	(994,677)
Purchases of investments	(14,405,648)	(14,352,609)
Proceeds from sales of investments	12,070,022	12,487,307
Proceeds from maturities of fixed maturity investments	3,800,000	2,625,000

Net Cash provided by (used in) Investing Activities	47,260	(234,979)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(42,875)	(247,262)
Dividends paid	(352,051)	(871,698)

Net Cash (used in) Financing Activities	(394,926)	(1,118,960)

NET INCREASE IN CASH AND CASH EQUIVALENTS	454,384	78,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,778,798	$1,784,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,233,182	$1,862,571

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Accounting Standards Not Yet Adopted

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 161 is not expected to have a significant impact on our financial statements.

Segment Information

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The results for the reinsurance activity were as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Revenues	$3,965,003	$5,496,345	$1,825,770	$2,815,073
Total losses and expenses	5,110,150	4,509,744	2,608,631	1,916,847
Segment (loss) income	(1,145,147)	986,601	(782,861)	898,226

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2008, had generated no revenue. Operating and management expenses are as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Operating and management expenses–segment loss	$240,095	$347,824	$136,312	$98,072

The combined total net (loss) income for both segments is as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Total net (loss) income	$(1,385,242)	$638,777	$(919,173)	$800,154

Fair Value of Investments

The following table shows the fair value of the Company’s investments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of June 30, 2008.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$7,413,894	$7,413,894	$		$7,413,894	$
Non-mortgage-backed securities	7,604,871	7,604,871			7,604,871
Obligations of state and political subdivisions	10,703,000	10,703,000			10,703,000

Total fixed maturity investments	25,721,765	25,721,765

Equity securities (other than hedge fund)	22,286,318	22,286,318		22,286,318
Hedge fund	1,460,570	1,460,570					1,460,570

Total equity securities	23,746,888	23,746,888

Total investments	$49,468,653	$49,468,653

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, April 1, 2008	$1,452,321
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	8,249
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2008	$1,460,570

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the six months ended June 30, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(26,696)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2008	$1,460,570

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio is other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealised losses on the investment portfolio as of June 30, 2008 amounted to $189,664 compared to $39,542 as of December 31, 2007. This increase was mainly attributable to the fixed income securities none of which were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the original or adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other than temporary impairment charge of $1,334,112 and $40,081 on 22 and 8 equity securities during the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the Company has recorded a total other-than-temporary impairment charge of $846,282 and $27,641 on 10 and 2 equity securities, respectively.

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

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “we” or “us.” Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd. AMIC Ltd. means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. Investco means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. AMIG means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by Investco.

Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Historically, the primary business activity of our wholly owned insurance company subsidiary, AMIC Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008, the contract renewed on the same terms. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Effective July 1, 2008, USA Risk Group (Bermuda) Ltd., former named manager, acquired a majority interest in Cedar Management Limited. Following the merger USA Risk Group (Bermuda) Ltd. will continue as Cedar Management Limited, a Bermuda based captive manager. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of USA Risk Group (Bermuda) Ltd.

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

Effective June 1, 2005, we accepted a 5% share in CAMICOs first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006. Effective June 1, 2007, the contract renewed with our share amended to 2.5% of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008, the contract renewed for the same expiring terms.

OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

We recorded a net loss of $919,173 for the second quarter of 2008 compared to a net income of $800,154 for the same period of 2007. The increase in net loss is due to a decline in net investment income, a net realized loss on investments, partially offset by an increase in net earned premiums. Our earned premiums for the second quarter of 2008 were $2,041,470 compared to $1,552,209 for the second quarter of 2007, an increase of $489,261 or 31.5%. This increase is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863 recorded in the first six months of 2007. Net premiums written for the three months ended June 30, 2008 were $1,594,561, compared to $1,573,776 for the second quarter of 2007, a marginal increase of $20,785 or 1.3%.

We recorded net investment income of $374,265 for the quarter ended June 30, 2008 compared to $395,089 for the quarter ended June 30, 2007, a decrease of $20,824 or 5.3%. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 2.8% for the quarters ended June 30, 2008 and 2007. Sales of securities during the quarter ended June 30, 2008, net of impairment, resulted in realized losses of $589,965 compared to gains of $867,775 during the quarter ended June 30, 2007. The significant increase in realized losses recorded in the second quarter of 2008 primarily related to the recorded loss on impairment of equity securities in the amount of $846,282.

Our loss ratios for the second quarters of 2008 and 2007 were 70.0% and 71.3% respectively. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2008 and 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. For the second quarter of 2007, we recorded additional reserves relating to the attorneys’ professional liability plan. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, our current Incurred But Not Reported Losses (“IBNR”) is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $580,066 in the second quarter of 2008 compared to $428,429 for the same period of 2007, an increase of $151,637 or 35.4%. The increase in policy acquisition costs is due to an increase in net premiums earned. These costs were 28.4% and 27.6% of net premiums earned for the quarters ended June 30, 2008 and 2007, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $735,908 in the second quarter of 2008 compared to $479,820 for the same period of 2007, an increase of $256,088 or 53.4%. The primary reason for this increase was due to an increase in director fees, pension costs and legal fees for the second quarter of 2008 compared to the second quarter of 2007.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $1,825,770 for the quarter ended June 30, 2008 and $2,815,073 for the quarter ended June 30, 2007. Total losses and expenses for this segment were $2,608,631 for the quarter ended June 30, 2008 and $1,916,847 for the quarter ended June 30, 2007. This resulted in segment loss of $782,861 for the quarter ended June 30, 2008 and segment income of $898,226 for the period ended June 30, 2007.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2008 had generated no revenue. Operating and management expenses in the marketing phase of development were $136,312 for the quarter ended June 30, 2008 and $98,072 for the quarter ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

We recorded net loss of $1,385,242 for the six months ended June 30, 2008 compared to net income of $638,777 for the six months ended June 30, 2007. The loss was due to an increase in total losses and expenses, a decrease of net investment income, and an increase in net realized losses due to the impairment of securities, partially offset by an increase in net premiums earned.

Our net premiums earned for the first six months of 2008 were $4,168,736 compared to $3,786,257 for 2007. The change of $382,479 represented a 10.1% increase. Premiums written in the six months ended June 30, 2008 were $3,937,402 compared to $3,356,833 for the same period in 2007. This increase is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863 recorded in the first six months of 2007.

We recorded realized losses, net of impairment, of $970,053 during the six months ended June 30, 2008 compared to $920,843 in capital gains in the same period of 2007. The significant increase in realized losses recorded in 2008 primarily related to impairment of equity securities in the amount of $1,334,112. Net investment income through June 30, 2008 was $766,320 compared to $789,245 for the same period in 2007. The decline in net investment income is due to a lower amount invested in 2008 compared to 2007. Annualized investment yield was approximately 2.8% for the six months ended June 30, 2008 and for the first six months of 2007.

Our loss ratio for the first six months of 2008 was 70.0% compared to 71.2% for the same period of 2007. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first six months of 2008 and 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned. We have recorded additional reserves relating to the attorneys’ professional liability plan in the six month period ended June 30, 2007. Our actual overall loss ratio for the year ended December 31, 2007 was 37.5%. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $1,180,254 in the first six months of 2008 compared to $1,070,597 for the same period of 2007, an increase of $109,657 or 10.24%. These costs were 28.3% of premiums earned for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in policy acquisition costs in 2008 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $3,965,003 for the six months ended June 30, 2008 and $5,496,345 for the six months ended June 30, 2007. Total losses and expenses for this segment were $5,110,150 for the six months ended June 30, 2008 and $4,509,744 for the six months ended June 30, 2007. This resulted in segment loss of $1,145,147 for the six months ended June 30, 2008 and segment income of $986,601 for the six months ended June 30, 2007.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2008 had generated no revenue. Operating and management expenses in the marketing phase of development were $240,095 for the six months ended June 30, 2008 and $347,824 for the six months ended June 30, 2007.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

•

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

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationship, and are included in the Level 2 fair value hierarchy.

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies. All of the Company’s equities are included in the Level 1 fair value hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

•

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

As of June 30, 2008, our total investments were $49,468,453, a decrease of $4,151,575, or 7.7%, from $53,620,028 at December 31, 2007. The decrease was primarily due to a decline in the fair value of the investments and an increase in cash and cash equivalents and restricted cash and cash equivalents balances. The cash and cash equivalents balance increased from $1,778,798 at December 31, 2007 to $2,233,182 at June 30, 2008, an increase of $454,384, or 25.5%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance increased from $841,602 at December 31, 2007 to $2,258,716 at June 30, 2008, an increase of $1,417,114. The increase is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2008 that have not yet been reinvested, and not due to an increase in required restricted funds at June 30, 2008. The ratio of cash and total investments to total liabilities at June 30, 2008 was 1.74:1, compared to a ratio of 1.79:1 at December 31, 2007.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 15% of our total investments at June 30, 2008. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at June 30, 2008.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $605,756 at December 31, 2007 and $183,912 at June 30, 2008. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized Investco, a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through August 1, 2008 Investco had purchased 84,280 common shares from individuals who have died or retired for a total purchase price of $1,724,232. In addition, through that date, Investco had purchased in negotiated transactions at various prices 66,303 common shares for a total purchase price of $869,027.

Cash Dividends

We paid our semi-annual dividend of $0.47 per share during the first quarter of 2008. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $15.55 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.39% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $31.41 per share as of June 30, 2008.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Stock Ownership Policy, Charters for our Audit Committee and Nominating Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

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

From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through August 1, 2008, Investco had repurchased 84,280 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended June 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2008	1,677	$35.97	1,677	N/A
May 2008	—	—	—	N/A
June 2008	—	—	—	N/A
Total	1,677	$35.97	1,677	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through August 1, 2008, Investco had purchased 66,303 common shares in such privately negotiated transactions.

The following table shows information relating to the purchase of common shares in privately negotiated transactions as described above during the three month period ended June 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2008	57	$21.00	57	N/A
May 2008	—	—	—	N/A
June 2008	—	—	—	N/A
Total	57	$21.00	57	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

On June 10, 2008, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by the holders of a majority of our shares:

1.	The proposal to elect Irvin F. Diamond, Jeffry I. Gillman, and David R. Klunk as directors of the Company to serve a term expiring at the 2011 Annual General Meeting of Shareholders; and

2.	The proposal to ratify the appointment of Deloitte & Touche as the Company’s independent auditors for fiscal year 2008.

The vote with respect to each proposal is set forth below. The 247,941 shares held by AmerInst Investment Company, Ltd. are included in these totals, and were voted for each of the director nominees, in proposal 1 and proposal 2.

Matter		For	Against	Abstain
1.	Election of each of the following individuals as directors of the Company:
	Irvin F. Diamond	552,846	—	11,793
	Jeffry I. Gillman	553,086	—	11,553
	David R. Klunk	552,966	—	11,673
2.	Appointment of Deloitte & Touche as the Company’s independent auditors	549,777	12,933	1,929

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008

Exhibit Number	Description
31.1	Certification of Stuart Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.