Form 10-Q
period 2008-09-30
AMERINST INSURANCE GROUP LTD
filed 2008-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008.

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

As of November 1, 2008, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2008	As of December 31, 2007
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $27,682,009 and $27,319,795)	$27,919,004	$27,595,959
Equity securities, at fair value (cost $17,326,860 and $18,671,329)	21,744,427	26,024,069

TOTAL INVESTMENTS	49,663,431	53,620,028
Cash and cash equivalents	1,351,060	1,778,798
Restricted cash and cash equivalents	471,409	841,602
Assumed reinsurance premiums receivable	548,659	605,756
Funds deposited with a reinsurer	113,382	113,382
Accrued investment income	325,336	263,183
Deferred policy acquisition costs	987,025	1,042,729
Prepaid expenses and other assets	220,188	235,402

TOTAL ASSETS	$53,680,490	$58,500,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$28,814,800	$27,409,622
Unearned premiums	3,473,321	3,592,875
Accrued expenses and other liabilities	464,082	385,684

TOTAL LIABILITIES	32,752,203	$31,388,181

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2008 and 2007: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	13,983,485	17,064,401
Accumulated other comprehensive income	4,654,562	7,628,904
Shares held by Subsidiary (249,414 and 245,567 shares) at cost	(4,992,306)	(4,863,152)

TOTAL STOCKHOLDERS’ EQUITY	20,928,287	27,112,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,680,490	$58,500,880

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007
REVENUE
Net premiums earned	$6,230,098	$5,889,197	$2,061,362	$2,102,940
Net investment income	1,112,680	1,187,193	346,360	397,948
Net realized (loss) gain on investments	(1,835,788)	1,372,201	(865,735)	451,358

TOTAL REVENUE	5,506,990	8,448,591	1,541,987	2,952,246

LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,376,600	4,192,861	1,458,546	1,495,531
Policy acquisition costs	1,774,739	1,667,448	594,485	596,851
Operating and management expenses	1,763,053	1,616,797	511,121	527,157

TOTAL LOSSES AND EXPENSES	7,914,392	7,477,106	2,564,152	2,619,539

NET (LOSS) INCOME	$(2,407,402)	$971,485	$(1,022,165)	$332,707

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(4,810,130)	1,772,175	(2,012,764)	124,722
Reclassification adjustment for losses (gains) included in net (loss) income	1,835,788	(1,372,201)	865,735	(451,358)

OTHER COMPREHENSIVE (LOSS) INCOME	(2,974,342)	399,974	(1,147,029)	(326,636)

COMPREHENSIVE (LOSS) INCOME	$(5,381,744)	$1,371,459	$(2,169,194)	$6,071

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,064,401	$15,216,651	$15,327,108	$14,983,730
Net (loss) income	(2,407,402)	971,485	(1,022,165)	332,707
Dividends	(673,514)	(1,209,850)	(321,458)	(338,151)

RETAINED EARNINGS, END OF PERIOD	$13,983,485	$14,978,286	$13,983,485	$14,978,286

Per share amounts
Net (loss) income basic and diluted	$(3.22)	$1.29	$(1.37)	$0.44

Dividends	$0.94	$1.60	$0.47	$0.45

Weighted average number of shares outstanding for the entire period (for basic and diluted)	747,443	754,300	745,839	672,666

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$716,874	$2,043,122

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	370,193	(818,203)
Purchases of investments	(22,312,623)	(22,573,071)
Proceeds from sales of investments	17,800,486	18,619,961
Proceeds from maturities of fixed maturity investments	3,800,000	3,980,000

Net Cash used in Investing Activities	(341,944)	(791,313)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(129,154)	(318,623)
Dividends paid	(673,514)	(1,209,850)

Net Cash used in Financing Activities	(802,668)	(1,528,473)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427,738)	(276,664)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,778,798	$1,784,344

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,351,060	$1,507,680

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Segment Information

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The results for the reinsurance activity were as follows:

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007
Revenues	$5,506,990	$8,448,591	$1,541,987	$2,952,246
Total losses and expenses	7,551,208	6,929,227	2,441,059	2,419,484
Segment (loss) income	(2,044,218)	1,519,364	(899,072)	532,762

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2008, had generated no revenue. Operating and management expenses are as follows:

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007
Operating and management expenses–segment loss	$363,184	$547,879	$123,093	$200,055
The combined total net (loss) income for both segments is as follows:

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007
Total net (loss) income	$(2,407,402)	$971,485	$(1,022,165)	$332,707

Fair Value of Investments

The following table shows the fair value of the Company’s investments and where in the FAS 157 fair value hierarchy the fair value measurements are included as of September 30, 2008.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$7,009,374	$7,009,374	$		$7,009,374	$
Non-mortgage-backed securities	7,119,325	7,119,325			7,119,325
Obligations of state and political subdivisions	13,790,305	13,790,305			13,790,305

Total fixed maturity investments	27,919,004	27,919,004

Equity securities (other than hedge fund)	20,354,970	20,354,970		20,354,970
Hedge fund	1,389,457	1,389,457					1,389,457

Total equity securities	21,744,427	21,744,427

Total investments	49,663,431	49,663,431

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, July 1, 2008	$1,460,570
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(71,113)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2008	$1,389,457

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(97,809)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2008	$1,389,457

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio is other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2008 amounted to $173,391 compared to $39,542 as of December 31, 2007. This increase was mainly attributable to the fixed income securities none of which were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $2,623,297 and $497,993 on 32 and 10 equity securities during the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, the Company has recorded a total other-than-temporary impairment charge of $1,289,285 and $461,478 on 27 and 4 equity securities, respectively.

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

Certain statements contained in this Form 10-Q, including this MD&A section, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

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

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” AMIC Ltd. means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. Investco means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. AMIG means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Effective July 1, 2008, USA Risk Group (Bermuda) Ltd., our former manager, acquired a majority interest in Cedar Management Limited. Following the merger USA Risk Group (Bermuda) Ltd. will continue as Cedar Management Limited, a Bermuda based captive manager. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of USA Risk Group (Bermuda) Ltd.

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

OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

We recorded a net loss of $1,022,165 for the third quarter of 2008 compared to a net income of $332,707 for the same period of 2007. The increase in net loss is due to a decline in net investment income, a net realized loss on investments, and a decrease in net earned premiums.

Our net premiums earned for the third quarter of 2008 were $2,061,362 compared to $2,102,940 for the third quarter of 2007, a decrease of $41,578 or 2.0%. The decrease is due to a premium rate decrease for premiums written under the AICPA Plan. Net premiums written for the three months ended September 30, 2008 were $2,077,399, compared to $2,132,213 for the third quarter of 2007, a decrease of $54,814 or 2.6%.

We recorded net investment income of $346,360 for the quarter ended September 30, 2008 compared to $397,948 for the quarter ended September 30, 2007, a decrease of $51,588 or 13.0%. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 2.6% for the quarter ended September 30, 2008 compared to 2.8% for the quarter ended September 30, 2007.

Sales of securities during the quarter ended September 30, 2008, net of impairment, resulted in net realized losses on investment of $865,735 compared to gains of $451,358 during the quarter ended September 30, 2007. The significant increase in realized losses recorded in the third quarter of 2008 primarily related to the recorded loss on impairment of equity securities in the amount of $1,289,485.

Our loss ratios for the third quarters of 2008 and 2007 were 70.8% and 71.1% respectively. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the second quarter of 2008 and 2007, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. For the third quarter of 2007, we recorded additional reserves relating to the attorneys’ professional liability plan. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, our current Incurred But Not Reported Losses (“IBNR”) is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $594,485 in the third quarter of 2008 compared to $596,851 for the same period of 2007, a marginal decrease of $2,366 or 0.4%. The decrease in policy acquisition costs is due to a decrease in net premiums earned. These costs were 28.8% and 28.4% of net premiums earned for the quarters ended September 30, 2008 and 2007, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $511,121 in the third quarter of 2008 compared to $527,157 for the same period of 2007, a decrease of $16,036 or 3.0%. The primary reason for this decrease was due to a decrease in marketing phase development expenses for RINITS™ incurred in the third quarter of 2008 compared to the third quarter of 2007.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $1,541,987 for the quarter ended September 30, 2008 and $2,952,246 for the quarter ended September 30, 2007. Total losses and expenses for this segment were $2,441,059 for the quarter ended September 30, 2008 and $2,419,484 for the quarter ended September 30, 2007. This resulted in segment loss of $899,072 for the quarter ended September 30, 2008 and segment income of $532,762 for the period ended September 30, 2007.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2008 had generated no revenue. Operating and management expenses in the marketing phase of development were $123,093 for the quarter ended September 30, 2008 and $200,055 for the quarter ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

We recorded net loss of $2,407,402 for the nine months ended September 30, 2008 compared to net income of $971,485 for the nine months ended September 30, 2007. The loss was due to an increase in total losses and expenses, a decrease in net investment income, an increase in net realized losses due to the impairment of securities, partially offset by an increase in net premiums earned.

Our net premiums earned for the first nine months of 2008 were $6,230,098 compared to $5,889,197 for 2007. The change of $340,901 represented a 5.8% increase. Premiums written in the nine months ended September 30, 2008 were $6,014,802 compared to $5,489,046 for the same period in 2007. This increase is due to an adjustment for premiums over ceded to AmerInst in prior years in the amount of $670,863 recorded in the first nine months of 2007.

Net investment income through September 30, 2008 was $1,112,680 compared to $1,187,193 for the same period in 2007. The decline in net investment income is due to a lower amount invested in 2008 compared to 2007. Annualized investment yield was approximately 2.8% for the nine months ended September 30, 2008 and 2007, respectively.

We recorded net realized losses on investments, net of impairment, of $1,835,788 during the nine months ended September 30, 2008 compared to $1,372,201 in capital gains in the same period of 2007. The significant increase in realized losses recorded in 2008 primarily related to impairment of equity securities in the amount of $2,623,397.

Our loss ratio for the first nine months of 2008 was 70.3% compared to 71.2% for the same period of 2007. The loss ratio represents our management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first nine months of 2008 and 2007, we multiplied an estimated loss ratio of 70% times the

AICPA Professional Liability Insurance Plan net premiums earned. We have recorded additional reserves relating to the attorneys’ professional liability plan in the nine month period ended September 30, 2007. Our actual overall loss ratio for the year ended December 31, 2007 was 37.5%. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $1,774,739 in the first nine months of 2008 compared to $1,667,448 for the same period of 2007, an increase of $107,291 or 6.4%. These costs were 28.5% of premiums earned for the nine-month period ended September 30, 2008 and 28.3% of premiums earned for the nine-month period ended September 30, 2007. The increase in policy acquisition costs in 2008 was due to the increase in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $5,506,990 for the nine months ended September 30, 2008 and $8,448,591 for the nine months ended September 30, 2007. Total losses and expenses for this segment were $7,551,208 for the nine months ended September 30, 2008 and $6,929,227 for the nine months ended September 30, 2007. This resulted in segment loss of $2,044,218 for the nine months ended September 30, 2008 and segment income of $1,519,364 for the nine months ended September 30, 2007.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2008 had generated no revenue. Operating and management expenses in the marketing phase of development were $363,184 for the nine months ended September 30, 2008 and $547,879 for the nine months ended June 30, 2007.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationship, and are included in the Level 2 fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

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

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, particularly if current market conditions do not improve in the near future, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of September 30, 2008, our total investments were $49,663,431, a decrease of $3,956,597, or 7.4%, from $53,620,028 at December 31, 2007. The decrease was primarily due to a decline in the fair value of the investments, which resulted from the unprecedented events and severe dislocation in the world’s financial markets. These events in the capital or credit markets may continue to adversely effect the fair value of our investments in the future. The cash and cash equivalents balance decreased from $1,778,798 at December 31, 2007 to $1,351,060 at September 30, 2008, a decrease of $427,738, or 24.0%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance decreased from $841,602 at December 31, 2007 to $471,409 at September 30, 2008, a decrease of $370,193. The decrease is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2008 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at September 30, 2008 was 1.57:1, compared to a ratio of 1.79:1 at December 31, 2007.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 14% of our total investments at September 30, 2008. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at September 30, 2008.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $548,659 at September 30, 2008 and $605,756 at December 31, 2007. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized Investco, a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through November 1, 2008 Investco had purchased 84,886 common shares from individuals who have died or retired for a total purchase price of $1,746,694. In addition, through that date, Investco had purchased in negotiated transactions at various prices 66,303 common shares for a total purchase price of $869,027.

Cash Dividends

We paid our semi-annual dividends of $0.47 per share during the first and third quarters of 2008. The third quarter dividend amount has been reduced by $29,080, which represents a write-off of uncashed dividends issued prior to the year 2001 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $16.02 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 9.98% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $28.06 per share as of September 30, 2008.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties, described in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We believe that the risk factors identified in that report have not changed in any material respect, except as set forth below.

Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, particularly if current market conditions do not improve in the near future, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common stock from individual shareholders who have died or retired from the practice of accounting. Through November 1, 2008, Investco had repurchased 84,886 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2008	2,235	$35.16	2,235	N/A
August 2008	—	—	—	N/A
September 2008	—	—	—	N/A
Total	2,235	$35.16	2,235	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through November 1, 2008, Investco had purchased 66,303 common shares in such privately negotiated transactions.

The following table shows information relating to the purchase of common shares in privately negotiated transactions as described above during the three month period ended September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2008	342	$22.50	342	N/A
August 2008	—	—	—	N/A
September 2008	—	—	—	N/A
Total	342	$22.50	342	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

And

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008

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