Form 10-K
period 2008-12-31
AMERINST INSURANCE GROUP LTD
filed 2009-03-31
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2009, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $23,505,218 based on book value as of June 30, 2008.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 11, 2009	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2008

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “expect,” “believe” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-K, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the resolution of the Company’s negotiations with CNA Financial Corporation;

•	the Company’s ability to enter into new lines of business after termination of its main reinsurance agreement at the end of 2009;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” AMIC Ltd. means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. Investco means AmerInst Investment Company, Ltd, a subsidiary of AMIC Ltd. AMIG means our predecessor entity, AmerInst Insurance Group, Inc. a Delaware corporation. Also, unless otherwise indicated by the context, “AmerInst” means the parent company, AmerInst Insurance Group, Ltd. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by Investco.

Our mission is to be a company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Historically, the primary business activity of our wholly owned insurance company subsidiary, AMIC Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2006, the contract renewed for similar terms and conditions. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008 the contract renewed for similar terms. Approximately 25,000 accounting firms and individual CPAs are insured under these plans. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

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

CNA Agreement

On January 5, 2009, AMIC Ltd. received written notice from CNA that CNA does not intend to renew the reinsurance program encompassed by the AICPA Plan and the Value Plan Policies Accountants Professional Liability Quota Share Treaty effective January 1, 2010. AmerInst’s underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially sponsored insurer for the AICPA Plan. Neither AmerInst nor any of its subsidiaries has any contractual right to act as a reinsurer or in any other capacity incident to the AICPA Plan. The business relationship with CNA currently accounts for over 95% of AmerInst’s operating revenue.

The Board has authorized AmerInst’s Underwriting, Actuarial and Reinsurance Committee to discuss with CNA the terms and potential termination of the Agreement, and authorized the Business Development

Committee to consider other business opportunities. The committee is currently in commutation and rescission negotiations with CNA and reviewing other potential lines of business. However, the outcome of the committee’s negotiations with CNA and review of other potential businesses is not yet certain.

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Effective July 1, 2008, USA Risk Group (Bermuda) Ltd., our former manager, acquired a majority interest in Cedar Management Limited, a Bermuda based captive manager. Following the acquisition, the business operations of USA Risk Group (Bermuda) Ltd. and Cedar Management Limited were combined and operate as Cedar Management Limited. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of Cedar Management Limited.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P., Harris Alternatives Investment Group, and Northeast Investment Management, Inc. provide discretionary investment advice with respect to our equity investments. We have retained Milliman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

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

Effective June 1, 2005, we accepted a 5% share in CAMICOs first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006 for similar terms and conditions. Effective June 1, 2007, the contract renewed with our share amended to 2.5% of a $4 million excess $1 million layer. Effective June 1, 2008, the contract renewed for the similar expiring terms.

Competition

The AICPA plan’s current major competition comes from three large, established insurance companies. A number of smaller companies compete in the field, but none have significant nationwide market share. Many of these companies charge lower premiums than the AICPA plan, and may provide different terms of coverage. The AICPA plan’s principal competitive strength is its commitment to the use of large, financially strong and experienced primary insurers, which enhances its capacity to continue to be a stable and dependable source of coverage and to pay losses as they arise.

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

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the Supervisor of Insurance, and the principal representative may not cease to act as such, unless the Supervisor of Insurance is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the Supervisor of Insurance setting out all the particulars of the case that are available to him within 14 days. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Supervisor of Insurance relating to a solvency margin or liquidity or other ratio.

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

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, that subsidiary would be prohibited from declaring or paying a dividend at December 31, 2008 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2008, approximately $20 million was available for the payment of dividends to shareholders. In addition, that subsidiary must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2008, 2007 and 2006 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2008	$3,662,424	$24,632,564	$29,227,476	$66,540,279
December 31, 2007	$4,111,443	$25,135,361	$32,946,033	$69,063,405
December 31, 2006	$4,224,205	$23,118,869	$33,233,869	$67,505,696

AMIC Ltd. writes more than 50% unrelated business and consequently, in accordance with the requirements of the Insurance Amendment Act 2008, will be reclassified as a Class 3A reinsurer effective January 1, 2009. The reclassification will not result in any changes in statutory requirements.

Customers

Our only source of income, other than our investment portfolio, is our reinsurance treaties. Without such reinsurance treaties, we believe current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

We have no employees. Our operating activities, as well as certain management functions, are performed by Cedar Management Limited under the direction of our board of directors pursuant to a contract. This contract may be terminated by either party on not more than 90 and not less than 60 days prior written notice.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last two years, and loss reserve development as of the end of each of the last ten years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, and Note 5 to our Consolidated Financial Statements.

Developing Business

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

AmerInst has entered into confidentiality agreements with several investment banking organizations.

In addition to the patent application, AmerInst has obtained a trademark under which the concept will be marketed.

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. See Note 11, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). You may read any document we file with the Commission at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

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

Because CNA, our primary insurer has given us notice that it will not renew our reinsurance agreement with them after 2009, if we are unable to create and successfully implement a new business plan, our ability to generate revenue will be materially adversely affected.

On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA does not intend to renew it reinsurance agreement with us regarding the AICPA Plan effective January 1, 2010. The business relationship with CNA currently accounts for over 95% of our operating revenue. Our underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially sponsored insurer for the AICPA Plan. Neither we nor any of our subsidiaries has any contractual right to act as a reinsurer or in any other capacity incident to the AICPA Plan.

We are currently in the process of investigating alternate businesses and creating a new business plan. Because any new business plan we create, if any, will be unproven, it may not result in the generation of material revenues or profitability.

We participate in a potentially unprofitable, unstable market.

Accountants’ professional liability insurance is a volatile risk with fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The interaction of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. Because as a reinsurer, we will be directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we will be directly dependent on the underwriting results of our cedants, therefore our revenue could be adversely affected by factors beyond our control.

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

Because we have no full-time employees, our underwriting and investment activities will depend substantially upon the services of outside parties. Our principal executive officer, who is also a director, and principal financial officer, are employees of Cedar Management Limited., one of the principal outside service providers, and thus potential conflicts of interest exist. If such parties were not to renew their relationship with us, or only upon terms that were not acceptable to us, then our ability to conduct our business would be materially adversely affected.

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

There is no market for our shares, which may be subject to restrictions on transfer.

There is currently no market for our common shares and it is unlikely that a market will develop. Our common shares are not listed on any stock exchange or automated quotation system. Under our Bye-Laws, our Board of Directors has the authority to prohibit all transfers of shares. Further, because an integral part of the value of our common shares is our commitment to utilize the insurance capacity of AMIC Ltd. for the benefit of our shareholders it is unlikely that any individual or entity other than sole practitioners and accounting firms would be interested in purchasing our common shares.

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

We may be impacted by claims relating to the current financial market turmoil.

We reinsure professional liability insurance for certified public accountants. The financial institutions and financial services segment has been particularly impacted by the current financial market turmoil. As a result, accountants that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

Actual claims may exceed our reserves for losses and loss expenses.

Our success depends on our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to the policies we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. It is therefore possible that our reserves at any given time will prove to be inadequate.

We have estimated our net losses based on actuarial analysis of claims information. Actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. This could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry. These investigations of the insurance industry in general, whether involving the company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future prospects.

Legislative and regulatory requirements could have a material adverse effect on our business.

We and our subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements could have a material adverse effect on our business.

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3 insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations require AMIC Ltd. to:

•	meet and maintain certain standards of liquidity and solvency,

•	file periodic reports in accordance with the Bermuda Statutory Accounting Rules,

•	produce annual audited statutory financial statements,

•	maintain a minimum level of statutory capital and surplus, and

•	comply with restrictions on payments of dividends and reductions of capital.

Our Bermuda entities could become subject to regulation or taxation in the United States.

None of our Bermuda entities is licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the great majority of our revenue is derived from reinsurance contracts entered into by AMIC Ltd. with entities domiciled in the United States. We conduct our business through offices in Bermuda and do not maintain an office, and our personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

We believe that our non-U.S. companies have operated and will operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might contend that one or more of our non-U.S. companies is engaged in a U.S. trade or business. If AMIC, Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to (i) U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business, and (ii) a U.S. federal branch profits tax at the rate of 30% on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of such company’s investment income may be subject to U.S. federal income and branch profits taxes.

If AMIC Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that AMIC, Ltd. has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might successfully assert that any of our Bermuda entities maintains a U.S. permanent establishment. In such case, such Bermuda entity may be subject to U.S. federal income tax at regular corporate rates and branch profit tax. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company as well.

We believe U.S. federal income tax, if imposed, would be based on effectively connected or attributable income of a non-U.S. company computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that all deductions and credits claimed by a non-U.S. company in a taxable year can be disallowed if the company does not file a U.S. federal income tax return for such year. Penalties may be assessed for failure to file such return. If any of our non-U.S. companies is subject to such U.S. federal taxation, our financial condition and results of operations could be materially adversely affected.

As a shareholder of our company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

The Companies Act, which applies to us and our Bermuda subsidiaries, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. These differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with the Company, what approvals are required for business combinations by the Company with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any plants, mines or physical properties.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common shares. Our Bye-Laws provide that all transfers of our common shares must be approved by our Board of Directors or a committee of the Board. Our Board of Directors has appointed a Shareholder Relations Committee for purposes of reviewing and approving applications for transfer. On December 12, 2008, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy. All Board-imposed restrictions on the beneficial ownership and transfer of AmerInst’s common shares were removed except that the number of shares of common shares of AmerInst that may be beneficially owned (as defined in Rules 16a-1 and 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) by any shareholder shall be limited to 20,000 shares.

Notwithstanding the absence of a public market for our common shares, we have a policy of having Investco, which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last year-end net book value per share or $27.85 per share.

The Bermuda Monetary Authority has authorized Investco to purchase up to 20% of the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. From January 1, 2000 through March 1, 2009 Investco had purchased 84,886 common shares, from shareholders who had died or retired for a total purchase price of $1,746,151. From time to time, Investco has also purchased common shares in privately negotiated transactions. From January 1, 2000 through March 1, 2009, Investco had purchased 66,303 common shares, in such privately negotiated transactions for a total purchase price of $869,027. None of such repurchases occurred in the fourth quarter of 2008.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2008	621	$36.17	621	N/A
November 2008	—	—	—	N/A
December 2008	—	—	—	N/A
Total	621	$36.17	621	N/A

As of March 1, 2009 there were 1,929 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.47 per share with payments in March and September. During 2008, the dividend amount was reduced by $29,080, which represents a write-off of uncashed dividends issued prior to the year 2001 to shareholders that we have been unable to locate. During 2008 and 2007, we paid ordinary cash dividends of $673,514 and $1,209,850, respectively, representing two semi-annual payments of $0.47 per share for 2008 and two semi-annual payments of $0.45 per share for 2007 and a special dividend payment of $0.70 per share for 2007 respectively. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they come due after the payment of a dividend.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources” and “Losses and Loss Adjustment Expenses.”

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

Business Overview

We are an insurance holding company based in Bermuda owned by 1,929 accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. We conduct our reinsurance business through AMIC Ltd., our wholly-owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

We have satisfied our mission by reinsuring accountants professional liability insurance issued under a plan sponsored by the AICPA since 1989. This plan currently insures approximately 24,000 accounting firms and individual CPAs in all 50 states of the United States, representing a broad cross section of small and mid-size firms. However, as further discussed under Item I – business – CNA Agreement, CNA, through whom we have access to the AICPA Plan, has notified us in writing of its intent not to renew its agreement with us after the end of 2009. The Company is currently in commutation and rescission negotiations with CNA, but the outcome is uncertain.

In an effort to maximize the value of our shares, we have been looking at ways to expand our business, including possibly entering into other lines of insurance business. During 2003 we provided reinsurance for attorneys’ professional liability policies provided by Professionals Direct Insurance Company. That activity was not a significant portion of our business in 2003 and was terminated at the end of that year. Effective June 1, 2005, we wrote a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California based writer of accountants’ professional liability business. Effective June 1, 2006 the contract renewed for similar terms and conditions. At the June 1, 2007 renewal we wrote a 2.5% share of a $4 million excess $1 million layer. Effective June 1, 2008, the contract renewed for similar expiring terms. The premiums under the CAMICO treaty vary with the losses incurred, between a minimum and a maximum.

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. See Note 11, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

AmerInst has filed an application for a U.S. patent on a unique financing concept that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent, and even if so, may not be able to license such patent.

AmerInst has entered into confidentiality agreements with several investment banking organizations.

In addition to the patent application, AmerInst has obtained a trademark under which the concept will be marketed.

Our results of operations for the years ended December 31, 2008 and December 31, 2007 are discussed below.

We operate our business with no long-term debt, no capital or operating lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the liability for loss and loss adjustment expenses and other than temporary impairment of investments.

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we reserve is based on actuarial estimates which are prepared as of June 30 and December 31 each year. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2008, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $15.1 million, the high estimate was $24.4 million, and the central estimate was $19.1 million. We selected reserves of $24.4 million as of December 31, 2008, which is at the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

Other than Temporary Impairment of Investments

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

Results of Operations

We recorded a net loss of $633,783 in 2008, compared to net income of $3,057,600 in 2007.

The decrease in net income from 2007 to 2008 is primarily due to net realized loss on investments of $4,558,251, compared to net realized gain on investments of $921,029 in 2007. Net realized loss on investments includes other than temporary impairment charges of $5,271,859 in 2008 and $1,096,246 in 2007. Offsetting the impact of the realized loss is the decrease in losses and loss adjustment expenses primarily due to the reduction of loss reserves by $4.6 million in 2008 compared to a reduction in loss reserves in 2007 by $2.8 million. The favorable loss development in both 2008 and 2007 reflected the recognition of better than expected loss emergence in the prior policy years rather than explicit changes to our actuarial assumptions. Due to the uncertainty inherent in the reinsurance policies written by the Company, we have always adopted a conservative policy concerning our loss reserving. Our actuary determined in the course of its analysis that experience under the CNA plans has been more favorable than industry performance reflected in the reserves we established for our reinsurance of the plans. In light of this new information, we believed it was appropriate to reduce the 2008 loss reserves by $4.6 million and for 2007 the reduction in loss reserves was $2.8 million. Our loss reserves continue to be reserved at the high end of the reserve range provided by the actuary, which is consistent with our long established loss reserving philosophy. The Company will continue to review loss reserves periodically and, based on the actuarial projections, determine whether reserves are required to be increased or decreased.

Net premiums earned increased by 4.9% in 2008 to $8,367,209 from $7,973,646 in 2007. The increase in net premiums earned during 2008 was due to an adjustment in 2007 for premiums over ceded to AmerInst in prior years.

Net premiums written in 2008 were $8,393,705, an increase of $711,845 from $7,681,860 in 2007. The increase in net premiums written was primarily attributable to an adjustment in 2007 for premiums over ceded to AmerInst in prior years offset by rate decreases under the current AICPA Professional Liability Plan treaty. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income decreased by $129,211, or 8.0%, in 2008 to $1,483,173 from $1,612,384 in 2007. The primary reason for the decrease was the decline in dividend income earned during the year.

Net realized loss increased by $5,479,280 in 2008 to $4,558,251 from a net realized gain of $921,029 in 2007. The increase in net realized loss was due to other than temporary impairment charges of $5,271,859 in 2008.

Invested assets, including investments, cash and cash equivalents and restricted cash and cash equivalents, decreased by $9,001,556 or 16.0%, to $47,238,872 in 2008 compared to $56,240,428 in 2007. The decrease was primarily due to a decrease in fair value of the investment portfolio. Investment yield of net investment income and net realized gains and losses in 2008 as of December 31 was (5.9%) as compared to 4.5% in 2007, due to the increase in realized loss on investments in 2008. The investment yield of net investment income was 2.9% in 2008 and in 2007, respectively.

Unrealized gain on investments was $2,731,362 at December 31, 2008 compared to $7,628,904 at December 31, 2007. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 64.2% decrease in unrealized gain on investments was due primarily to a decline in the value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2008 and 2007 is as follows:

	2008	2007
Mortgage backed securities (U.S. agency backed)	17%	17%
Obligations of state and political subdivisions	46	34
Equity securities	37	49

	100%	100%

Our losses and loss adjustment expenses decreased by 57.9% to $1,261,347 in 2008 from $2,993,065 in 2007. These amounts included favorable development of prior years’ estimates of losses and loss adjustment expenses of $4,553,000 in 2008 and $2,790,997 in 2007. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 15.1% in 2008 and 37.5% in 2007. The reason for the favorable development of prior years’ estimates is discussed in more detail on page 25 under the caption “Losses and Loss Adjustment Expenses.”

Policy acquisition costs of $2,379,800 were expensed in 2008 compared to $2,269,322 in 2007, an increase of 4.9%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Such costs as a percentage of premiums earned were 28.4% in 2008 and 28.5% in 2007.

Total operating and management expenses were $2,284,767 for 2008 compared to $2,187,072 for 2007, an increase of $97,695, primarily due to an increase in director fees and expenses and an increase in management and professional fees. The operating and management expenses relating to the RINITS™ segment spent in the development phase were $467,745 in 2008 and $703,609 in 2007, a decrease of $235,864 primarily due to a decrease in legal fees.

Fair Value of Investments

The following table shows the fair value of the Company’s investments and where in the Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”) fair value hierarchy the fair value measurements are included as of December 31, 2008.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$7,635,489	$7,635,489	$		$7,635,489	$
Non-mortgage-backed securities	7,787,938	7,787,938			7,787,938
Obligations of state and political subdivisions	13,707,329	13,707,329			13,707,329

Total fixed maturity investments	29,130,756	29,130,756

Equity securities (other than hedge fund)	15,751,620	15,751,620		15,751,620
Hedge fund	1,152,548	1,152,548					1,152,548

Total equity securities	16,904,168	16,904,168

Total investments	$46,034,924	$46,034,924

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the quarter ended December 31, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(334,718)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$1,152,548

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio are other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2008 amounted to $33,016 compared to $39,542 as of December 31, 2007. The unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $5,271,859 and $1,096,246 on 47 and 10 equity securities during the year ended December 31, 2008 and 2007, respectively.

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

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. Fair value, as defined in FAS 157 is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2008 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

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

As of December 31, 2008, our total investments were $46,034,924, a decrease of $7,585,104, or 14.1%, from $53,620,028 at December 31, 2007. The decrease was primarily due to a decline in the fair value of the investments, which resulted from the unprecedented events and severe dislocation in the world’s financial markets. These events in the capital or credit markets may continue to adversely affect the fair value of our investments in the future. The cash and cash equivalents balance decreased from $1,778,798 at December 31, 2007 to $887,107 at December 31, 2008, a decrease of $891,691, or 50.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance decreased from $841,602 at December 31, 2007 to $316,841 at December 31, 2008, a decrease of $524,761. The decrease is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2008 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at December 31, 2008 was 1.65:1, compared to a ratio of 1.79:1 at December 31, 2007.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 17% of our total investments at December 31, 2008. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at December 31, 2008.

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

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $352,085 at December 31, 2008 and $605,756 at December 31, 2007. This balance fluctuates due to the timing of renewal premiums written.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys’ liability program written in 2003.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from December 31, 2007 along with the increase in unearned premiums. The current ceding commission rate, which became effective August 1, 1995, is 28.5% for CNA. The ceding rate for the carrier for the CAMICO treaty we began reinsuring in 2005 is 10% and for the attorneys’ professional liability we reinsured in 2003 was 10%. In addition a federal excise tax of 1% is applied on premiums earned. The 0.2% increase in deferred policy acquisition costs in 2008 was due to the increase in unearned premiums compared to the prior year.

Prepaid expenses and other assets were $228,435 at December 31, 2008, a decrease of 3.0% from 2007. These expenses relate to prepaid directors and officers’ liability insurance costs, director’s retainer, and management fees.

Two semi-annual dividends of $0.47 per share were paid during 2008 and two semi-annual dividends of $0.45 per share were paid during 2007, and a special dividend of $0.70 per share was paid in the first quarter of 2007. During 2008, the dividend amount was reduced by $29,080, which represents a write-off of uncashed dividends issued prior to the year 2001 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $16.02 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.89% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $27.85 per share as of December 31, 2008.

Total dividends declared were $673,514 and $1,209,850 in 2008 and 2007, respectively. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2008 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2008, approximately $20 million was available for the payment of dividends to shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they come due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary, Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2008 and 2007 these requirements have been met as follows:

	Statutory Capital & Surplus		Liquid Assets
	Minimum	Actual	Minimum	Actual
December 31, 2008	$3,662,424	$24,632,564	$29,227,476	$66,540,279
December 31, 2007	$4,111,443	$25,135,361	$32,946,033	$69,063,405

Because AMIC Ltd. is not admitted as an insurer in Illinois, CNA has the right to annually require AMIC Ltd. to provide security by a U.S. bank in an amount equal to the total unearned premiums for the fiscal year plus CNA’s share of AMIC Ltd.’s loss reserves.

The Bermuda Monetary Authority has authorized Investco to purchase up to 20% of the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. From January 1, 2000 through March 1, 2009 Investco had purchased 84,886 common shares from shareholders who had died or retired for a total purchase price of $1,746,151. In addition, from January 1, 2000 through March 1, 2009, Investco had purchased in negotiated transactions at various prices 66,303 common shares for a total purchase price of $869,027.

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

An actuarial review and projection is performed for us by our independent actuary as of June 30 and December 31 of each year. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations, based on the analysis by the Company’s actuaries, a reduction of $4.6 million from unpaid losses and loss adjustment reserves occurred in the fourth quarter of 2008. This reduction was the result of the completion of the December 31 actuarial review, which indicated positive loss development in policy years 1994 to 2004. This positive loss development in 2008 reflected the recognition of better than expected loss emergence in the 1994 to 2004 policy years rather than explicit changes to our actuarial assumptions.

In preparing ultimate loss and allocated loss adjustment expenses, the Company’s actuary examined a variety of methods. The actuary applied traditional loss development and generalized “Cape Cod” methods separately to case incurred loss and allocated loss adjustment expense data and to paid loss and allocated loss adjustment expense data.

The traditional loss development method separately forecasts ultimate loss and allocated loss adjustment expense for each year on the basis of historical emergence patterns found in incurred and paid loss and allocated loss adjustment expense data. The claim count-based Cape Cod method treats ultimate claim counts as the exposure base, and uses a claim severity index to reflect changes in expected losses per claim over time. In effect, the Cape Cod method combines a loss development approach (which forecasts future emergence of loss and allocated loss adjustment expense based on past emergence patterns) with an expected pure premium approach (which assumes that future expected emergence can be projected based on historical pure premiums). The claim severity index assumed a 4.0% claim severity trend, based on recent professional liability severity trend indications and judgment.

For premier plan and value plan business, many policies provide allocated loss adjustment expense coverage in addition to the standard $1 million per claim indemnity limit. The effect of a provision for allocated loss adjustment expense in addition to limits was estimated by performing incurred and paid loss and allocated loss adjustment expense Bornhuetter-Ferguson (BF) calculations on the incurred and paid loss and allocated loss adjustment expense in addition to the limits. The BF method essentially blends together an expected loss result and a loss development result. The expected losses used in the BF calculation were selected by multiplying expected claim counts by average excess of $1 million frequency and severity amounts. Based on historical allocated loss adjustment expenses data, the actuary selected a 1.39% claim frequency provision and a $910,000 claim severity provision for 2008, respectively, for allocated loss adjustment expense in addition to limits. Claim severities for earlier years were obtained by de-trending the selected 2008 claim severity using a 5.0% severity trend assumption.

The projected allocated loss adjustment expense in addition to limit amounts were then added to projected ultimate losses and allocated loss adjustment expense derived from the historical data (which exclude allocated loss adjustment expense above the $1 million limit) to obtain the selected ultimate loss and allocated loss adjustment expense amounts including allocated loss adjustment expense in addition to limits.

Twice a year, the actuary makes recommendations of a range of the ultimate loss estimate to our Board of Directors, which for each period has selected ultimate loss estimates that fall within that range. Based on this practice, the estimated loss ratio has been updated by the Board of Directors at least once each year, and has historically been near the high end of the range.

The attorneys’ professional liability coverage was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. An estimated ultimate loss and allocated loss adjustment expense ratio of 75% was selected for this business.

The CAMICO Mutual Insurance Company was a new program for the Company in 2005. An estimated loss and allocated loss adjustment expense ratio of 70% has been selected annually for this business.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of US Dollars)

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross Liability for Loss and LAE Reserves	$21,718	$25,037	$27,703	$29,243	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	876	674	674	674	674	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$20,842	$24,363	$27,029	$28,569	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Losses Re-estimated as of:
One Year Later	$18,988	$24,368	$24,873	$27,993	$25,193	$27,210	$27,454	$26,323	$25,521	$22,139	—
Two Years Later	18,993	20,602	24,297	23,514	23,676	24,962	24,893	23,493	19,780
Three Years Later	15,583	20,026	21,008	21,997	21,429	22,400	22,062	17,752
Four Years Later	15,007	17,724	19,491	19,750	18,867	19,570	16,321
Five Years Later	13,686	16,207	17,244	17,188	16,037	13,836
Six Years Later	12,807	14,437	15,215	14,688	11,783
Seven Years Later	12,051	12,966	13,430	11,221
Eight Years Later	11,163	11,840	11,639
Nine Years Later	10,596	11,102
Ten Years Later	10,507
Cumulative Redundancy (Deficiency)	10,335	13,261	15,390	17,348	18,022	14,888	13,381	11,133	8,381	5,272	—
Cumulative Amount Paid Through:
One Year Later	3,024	3,302	4,340	3,851	3,697	3,557	4,678	3,820	3,314	3,970	—
Two Years Later	5,584	6,726	7,073	6,600	6,165	6,943	7,729	6,166	6,310
Three Years Later	7,621	8,592	8,904	8,145	7,915	8,995	9,049	8,176
Four Years Later	8,405	9,747	9,781	8,736	8,954	9,690	10,225
Five Years Later	9,105	10,028	9,906	9,174	9,079	10,149
Six Years Later	9,271	9,895	10,142	9,240	9,205
Seven Years Later	8,980	9,989	10,173	9,299
Eight Years Later	9,030	10,001	10,196
Nine Years Later	9,032	10,006
Ten Years Later	9,032

The above table of losses re-estimated has been prepared on a net basis—i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up. The table has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 1998 through 2008 as of year-end 2008. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1998 liability has developed a $10,335,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 1998 year end liability was originally $20,842,000. As of December 31, 2008, we had paid $9,032,000 of the currently estimated $10,507,000 of losses and LAE that had been incurred for 1998 and prior years through the end of 2008; thus an estimated $1,475,000 in losses incurred through 1998 remain unpaid as of the current financial statement date.

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

Contractual Obligations

The following table provides an analysis of our contractual obligations at December 31, 2008:

	Payment due by period (Thousands of dollars)
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Unpaid losses and loss adjustment expenses	$24,416	$5,799	$7,156	$2,866	$8,595

The amounts included for unpaid losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “Losses and Loss Adjustment Expenses” beginning page 25. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash, investments and future premium income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) income, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 31, 2009

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(expressed in U.S. dollars)

	2008	2007
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $28,471,984 and $27,319,795)	$29,130,756	$27,595,959
Equity securities, at fair value (cost $14,831,578 and $18,671,329)	16,904,168	26,024,069

TOTAL INVESTMENTS	46,034,924	53,620,028
Cash and cash equivalents	887,107	1,778,798
Restricted cash and cash equivalents	316,841	841,602
Assumed reinsurance premiums receivable	352,085	605,756
Funds deposited with a reinsurer (Note 3)	113,382	113,382
Accrued investment income	330,794	263,183
Deferred policy acquisition costs	1,044,347	1,042,729
Prepaid expenses and other assets	228,435	235,402

TOTAL ASSETS	$49,307,915	$58,500,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$24,416,157	$27,409,622
Unearned premiums	3,619,371	3,592,875
Accrued expenses and other liabilities	516,143	385,684

TOTAL LIABILITIES	$28,551,671	$31,388,181

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2008 and 2007: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	15,757,104	17,064,401
Accumulated other comprehensive income	2,731,362	7,628,904
Shares held by Subsidiary (250,035 and 245,567 shares) at cost	(5,014,768)	(4,863,152)

TOTAL SHAREHOLDERS’ EQUITY	20,756,244	27,112,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,307,915	$58,500,880

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

years ended December 31, 2008 and 2007

(expressed in U.S. dollars)

	2008	2007
REVENUES
Net premiums earned	$8,367,209	$7,973,646
Net investment income (Note 4)	1,483,173	1,612,384
Net realized (loss) gain on investments (Note 4)	(4,558,251)	921,029

TOTAL REVENUES	5,292,131	10,507,059

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 5)	1,261,347	2,993,065
Policy acquisition costs	2,379,800	2,269,322
Operating and management expenses (Note 8)	2,284,767	2,187,072

TOTAL LOSSES AND EXPENSES	5,925,914	7,449,459

NET (LOSS) INCOME	(633,783)	3,057,600

OTHER COMPREHENSIVE INCOME
Net unrealized holding (loss) gain arising during the period	(9,455,793)	1,080,723
Reclassification adjustment for loss (gain) included in net income	4,558,251	(921,029)

OTHER COMPREHENSIVE (LOSS) INCOME	(4,897,542)	159,694

COMPREHENSIVE (LOSS) INCOME	$(5,531,325)	$3,217,294

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE	$(0.85)	$4.05

Weighted average number of common shares outstanding for the year	746,701	753,112

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2008 and 2007

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2007	$995,253	$6,287,293	$15,216,651	$7,469,210	$(4,487,983)	$25,480,424
Net income	—	—	3,057,600	—	—	3,057,600
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	159,694	—	159,694
Purchase of shares by subsidiary	—	—	—	—	(375,169)	(375,169)
Dividends ($1.60 per share)	—	—	(1,209,850)	—	—	(1,209,850)

BALANCE AT DECEMBER 31, 2007	$995,253	$6,287,293	$17,064,401	$7,628,904	$(4,863,152)	$27,112,699

Net (loss)	—	—	(633,783)	—	—	(633,783)
Other comprehensive income
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(4,897,542)	—	(4,897,542)
Purchase of shares by subsidiary	—	—	—	—	(151,616)	(151,616)
Dividends ($0.94 per share)	—	—	(673,514)	—	—	(673,514)

BALANCE AT DECEMBER 31, 2008	$995,253	$6,287,293	$15,757,104	$2,731,362	$(5,014,768)	$20,756,244

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2008 and 2007

(expressed in U.S. dollars)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(633,783)	$3,057,600
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net (premiums) discounts on investments	(126,707)	59,201
Net realized losses (gains) on sale of investments	4,558,251	(921,029)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	253,671	(48,934)
Accrued investment income	(67,611)	(33,359)
Deferred policy acquisition costs	(1,618)	47,998
Prepaid expenses and other assets	6,967	(16,270)
Liability for losses and loss adjustment expenses	(2,993,465)	(751,747)
Unearned premiums	26,496	(197,817)
Accrued expenses and other liabilities	130,459	146,859

Net cash provided by operating activities	1,152,660	1,342,502

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	524,761	214,264
Purchases of investments	(27,175,102)	(31,091,591)
Proceeds from sales of investments	20,456,120	25,204,298
Proceeds from maturities of fixed maturity investments	4,975,000	5,910,000

Net cash (used in) provided by investing activities	(1,219,221)	236,971

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(673,514)	(1,209,850)
Purchase of shares by subsidiary	(151,616)	(375,169)

Net cash used in financing activities	(825,130)	(1,585,019)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(891,691)	(5,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,778,798	1,784,344

CASH AND CASH EQUIVALENTS, END OF YEAR	$887,107	$1,778,798

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst” or the “Company”) was formed under the laws of Bermuda in 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), has been engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”).

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

However, as further discussed under Note 12 –Subsequent Events, CNA, through whom we have access to the AICPA Plan, has notified us in writing of its intent not to renew its agreement with us after the end of 2009. The Company is currently in commutation and rescission negotiations with CNA, but the outcome is uncertain.

AMIC Ltd. entered into an excess of loss arrangement with Professional Direct Insurance Company (“PDIC”) for a 15% quota share participation in the 1st excess layer of $500,000 excess of $500,000 of the attorneys’ professional liability coverage provided by PDIC. The participation commenced January 1, 2003 and terminated December 31, 2003.

Effective June 1, 2005, AMIC Ltd. entered into a 5% share in CAMICO Mutual Insurance Company’s first excess layer of $2,000,000 excess of $1,000,000. CAMICO is a California-based writer of accountants’ professional liability business. This contract renewed on June 1, 2006 and further renewed on June 1, 2007 with AMIC Ltd. entering into a 2.5% share of the $4 million excess $1 million layer of risk. Effective June 1, 2008, the contract renewed for similar expiring terms.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AmerInst and its operating wholly-owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd. and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

New Accounting Pronouncements

Accounting Standards Adopted

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

The adoption of FAS 157 did not result in any cumulative-effective adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, for non-financial assets and non-financial liabilities. We are currently considering the impact of adopting FAS 157 for non-financial assets and non-financial liabilities with effect from January 1, 2009. We, however, do not anticipate that this adoption will have a material impact on our results of operations, financial position or liquidity.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Not Yet Adopted

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 161 is not expected to have a significant impact on our financial statements.

In February 2007, FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company decided not to adopt FAS 159.

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2008 and 2007 $113,382 was held in deposits pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2008 and 2007, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $2,256 and $2,038, respectively. Additionally, at December 31, 2008 and 2007, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with restricted cash and cash equivalents and investments with a carrying value of $24,343,002 and $23,160,559, respectively. At December 31, 2008 and 2007 AMIC Ltd. provided CAMICO with a Letter of Credit held by National City Bank with supporting investments with a carrying value of $4,019,995 and $4,370,598, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2008 and 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008 Fixed maturity investments:
Obligations of states and political subdivisions	$20,940,760	$559,499	$(4,992)	$21,495,267
Mortgage-backed securities (U.S. agency backed)	7,531,224	104,265	—	7,635,489

Total fixed maturity investments	28,471,984	663,764	(4,992)	29,130,756

Equity securities	13,831,578	1,948,066	(28,024)	15,751,620
Hedge fund	1,000,000	152,548	—	1,152,548

Total equity securities	14,831,578	2,100,614	(28,024)	16,904,168

Total investments	$43,303,562	$2,764,378	$(33,016)	$46,034,924

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007 Fixed maturity investments:
Obligations of states and political subdivisions	$18,183,149	$268,596	$(11,529)	$18,440,216
Mortgage-backed securities (U.S. agency backed)	9,136,646	44,828	(25,731)	9,155,743

Total fixed maturity investments	27,319,795	313,424	(37,260)	27,595,959

Equity securities	17,671,329	6,867,756	(2,282)	24,536,803
Hedge fund	1,000,000	487,266	—	1,487,266

Total equity securities	18,671,329	7,355,022	(2,282)	26,024,069

Total investments	$45,991,124	$7,668,446	$(39,542)	$53,620,028

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized loss on investments at December 31, 2008 and 2007 are categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2008
Fixed maturity investments:
Obligations of states and political subdivisions	$—	—	$1,718,215	$(4,992)	$1,718,215	$(4,992)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities (U.S. agency backed)	—	—	—	—	—	—

Total fixed maturity investments	—	—	1,718,215	(4,992)	1,718,215	(4,992)

Equity securities	105,959	(5,635)	935,013	(22,389)	1,040,972	(28,024)
Hedge fund	—	—	—	—	—	—

Total equity securities	105,959	(5,635)	935,013	(22,389)	1,040,972	(28,024)

Total investments	$105,959	$(5,635)	$2,653,228	$(27,381)	$2,759,187	$(33,016)

As of December 31, 2008, there were approximately 9 securities in an unrealized loss position with an estimated fair value of $2,759,187. Of these securities, there is 1 security that has been in an unrealized loss position for 12 months or greater with an estimated fair value of $105,959. As of December 31, 2008, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,181,511	$1,195,290
Due after one year through five years	13,040,429	13,319,090
Due after five years through ten years	5,721,884	5,937,920
Due after ten years	996,936	1,042,967

Subtotal	20,940,760	21,495,267
Mortgage-backed securities (U.S. agency backed)	7,531,224	7,635,489

Total	$28,471,984	$29,130,756

Information on sales and maturities of investments are as follows:

	2008	2007
Total proceeds on sales of securities	$20,456,120	$25,204,298
Total proceeds from maturities of fixed maturity investments	4,975,000	5,910,000
Gross gains on sales	1,225,335	2,205,364
Gross losses on sales	(1,767,121)	(361,158)
Impairment losses	(4,016,465)	(923,177)

Major categories of net interest and dividend income are summarized as follows:

	2008	2007
Interest earned:
Fixed maturity investments	$1,340,972	$1,224,047
Short term investments and cash and cash equivalents	42,552	149,919
Dividends earned	325,970	476,233
Investment expenses	(226,321)	(237,815)

Net investment income	$1,483,173	$1,612,384

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2008 and 2007 are as follows:

	2008	2007
Case basis estimates	$6,330,571	$6,119,316
Incurred But Not Reported	18,085,586	21,290,306

Totals	$24,416,157	$27,409,622

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability for losses and loss adjustment expense activity is as follows:

	2008	2007
Liability—beginning of year	$27,409,622	$28,161,369

Incurred related to:
Current year	5,814,347	5,784,085
Prior years	(4,553,000)	(2,790,997)

Total incurred	1,261,347	2,993,088

Paid related to:
Current year	(60,654)	(99,277)
Prior years	(4,194,158)	(3,645,558)

Total paid	(4,254,812)	(3,744,835)

Liability—end of year	$24,416,157	$27,409,622

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $4,553,000 and $2,790,997 in 2008 and 2007, respectively. The 2008 decrease related mainly to positive loss development in the policy years 1994 to 2004. The positive loss development in both 2008 and 2007 reflected the recognition of better than expected loss emergence in the prior policy years noted rather than explicit changes to our actuarial assumptions. The 2007 decrease related mainly to positive loss development in the policy years 1994 to 2002.

6. SHAREHOLDERS’ EQUITY

Notwithstanding the absence of a public market for our common shares, we have a policy of having Investco, which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last year-end net book value per share or $27.85 per share.

7. PREMIUMS WRITTEN

Premiums written were $8,393,705 and $7,681,860 during 2008 and 2007, respectively.

8. OPERATING, MANAGEMENT EXPENSES AND TAXATION

AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Grayston, a director and President of the Company, and Mr. McMahon, Vice President and Treasurer of the Company, are Vice President and President of Cedar Management Limited, respectively. The company paid $265,000 and $235,000 in fees pursuant to this agreement during 2008 and 2007, respectively. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $590,115 in 2008 and $507,648 in 2007.

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AmerInst is prohibited from declaring or paying a dividend as at December 31, 2008 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, it must be able to pay its liabilities as they come due after the payment of a dividend. As at December 31, 2008, approximately $20 million was available to shareholders in accordance with these provisions.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2008 and 2007 these requirements have been met. The minimum required statutory capital and surplus was $3,662,424 and $4,111,443 and actual statutory capital and surplus was $24,632,564 and $25,135,361 at December 31, 2008 and 2007, respectively. The minimum required level of relevant assets was $29,227,476 and $32,946,033 and actual relevant assets was $66,540,279 and $69,063,405 at December 31, 2008 and 2007, respectively. Statutory income for the years ended December 31, 2008 and 2007 was $4,668,499 and $2,440,824.

10. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2008	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,127,266	$2,041,470	$2,061,362	$2,137,111
Net investment income	392,053	374,265	346,360	370,495
Net realized (loss)	(380,088)	(589,965)	(865,735)	(2,722,463)

Total revenues	2,139,231	1,825,770	1,541,987	(214,857)

Net (loss) income	$(466,073)	$(919,173)	$(1,022,165)	$1,773,628
Basic and diluted (loss) net income per share	$(0.62)	$(1.23)	$(1.37)	$2.37

2007	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,234,048	$1,552,209	$2,102,940	$2,084,449
Net investment income	394,156	395,089	397,948	425,191
Net realized gain (loss)	53,068	867,775	451,358	(451,172)

Total revenues	2,681,272	2,815,073	2,952,246	2,058,468

Net income (loss)	$(161,377)	$800,154	$332,707	$2,086,116
Basic and diluted net income (loss) per share	$(0.21)	$1.06	$0.44	$2.76

11. SEGMENT INFORMATION

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The results for the reinsurance activity were as follows:

	2008	2007
Revenues	$5,292,131	$10,507,059
Total losses and expenses	5,458,169	6,745,850
Segment (loss) income	(166,038)	3,761,209

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of December 31, 2008, had generated no revenue. Operating and management expenses are as follows:

	2008	2007
Operating and management expenses, being segment loss	$467,745	$703,609

The combined total net (loss) income for both segments is as follows:

	2008	2007
Total net (loss) income	$(633,783)	$3,057,600

12. SUBSEQUENT EVENTS

On January 5, 2009, AMIC Ltd. received written notice from CNA that CNA does not intend to renew the reinsurance program encompassed by the AICPA Plan and the Value Plan Policies Accountants Professional Liability Quota Share Treaty effective January 1, 2010. AmerInst’s underwriting profitability is substantially dependent upon the policy pricing, risk selection and claims administration functions exclusively controlled and performed by CNA, the officially sponsored insurer for the AICPA Plan. Neither AmerInst nor any of its subsidiaries has any contractual right to act as a reinsurer or in any other capacity incident to the AICPA Plan. The business relationship with CNA currently accounts for over 95% of AmerInst’s operating revenue.

The Board has authorized AmerInst’s Underwriting, Actuarial and Reinsurance Committee to discuss with CNA the terms and potential termination of the Agreement, and authorized the Business Development Committee to consider other business opportunities. The committee is currently in commutation and rescission negotiations with CNA and reviewing other potential lines of business. However, the outcome of the committee’s negotiations with CNA and review of other potential businesses is not yet certain.

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

Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company (together with its consolidated subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). To perform this assessment the Company engaged its manager, Cedar Management Limited and the independent CPA firm, Johnson Lambert & Company of Burlington, Vermont. Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 11, 2009 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The company has two executive officers, one of which is a director of the Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 30.

(a)(2)	See Index to Financial Statements and Schedules on page 30.

(a)(3)	See Index to Exhibits set forth on pages 50 – 52.

(b)	See Index to Exhibits.

(c)	See Index to Financial Statements and Schedules on page 30.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2008

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$15,040,825	$15,423,427	$15,423,427
States, municipalities and political subdivisions	13,431,159	13,707,329	13,707,329

Total fixed maturities	28,471,984	29,130,756	29,130,756

Equities:
Common stocks:
Bank, trust and insurance companies	2,574,763	2,986,283	2,986,283
Hedge fund, industrial, miscellaneous and all other	12,256,815	13,917,885	13,917,885

Total equity securities	14,831,578	16,904,168	16,904,168

Total investments	$43,303,562	$46,034,924	$46,034,924

(1)	Adjusted cost of equity securities, taking in to account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 31, 2009

/S/ THOMAS MCMAHON Thomas McMahon	Vice-President, Treasurer (Principal Financial and Accounting Officer)	March 31, 2009

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 31, 2009

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 31, 2009

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 31, 2009

/S/ JOHN T. SCHIFFMAN John T. Schiffman	Director	March 31, 2009

/S/ RONALD S. KATCH Ronald S. Katch	Director	March 31, 2009

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 31, 2009

/S/ DAVID R. KLUNK David R. Klunk	Director	March 31, 2009

/S/ THOMAS P. LILLIE Thomas P. Lillie	Director	March 31, 2009

INDEX TO EXHIBITS

Year ended December 31, 2008

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (9)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (2)

10.2	Agreement between Country Club Bank and AIIC (2)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AMIG”) (2)

10.4	Reinsurance Treaty between AIIC and CNA Insurance Companies (3), 1994 placement slip (4), 1995 placement slip (5), 1996 placement slip (6), 1997 placement slip (8), 1998 placement slip (10), and Endorsement No. 1 to the Treaty effective July 1, 1999 (11)

10.5	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(7), Addenda to Management Agreement dated July 1, 1997 (8), Addenda to Management Agreement dated July 1, 1998 (10), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. (“AMIC Ltd.”) dated as of December 2, 1999 (12), and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (12).

10.6	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (5)

10.7	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (5) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.8	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.9	Exchange Agreement between the Company and AMIG, dated as of January 20, 1999 (1)

10.10	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.11	Value Plan Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective December 1, 1999 (11)

10.12	Trust Agreement among AMIC Ltd., Continental Casualty Company and Chase Manhattan Bank dated as of December 21, 2000 (12)

10.13	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (13)

10.14	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (14)

Exhibit Number	Description

10.15	Reinsurance Treaty between AMIC Ltd. and CNA Insurance Companies, effective January 1, 2002 (15)

10.16	Reinsurance Placement Slip between AMIC Ltd. and Professionals Direct Insurance Company (PDIC) effective January 1, 2003 (16)

10.17	Director Compensation Summary

10.18	Addendum to Agreement between AMIC Ltd. and USA Risk Group (Bermuda) Ltd. effective January 1, 2008. (17)

10.19	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008

10.20	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008

10.21	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2009

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(5)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(7)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(8)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(9)	Filed with the Company’s Current Annual Report on Form 8 dated December 31, 2008 and incorporated herein by reference.
(10)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(11)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(17)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.