Form 10-Q
period 2009-03-31
AMERINST INSURANCE GROUP LTD
filed 2009-05-22
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009.

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

(441) 296-3973

(Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒.

As of May 1, 2009, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, ability to create and implement a new business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the Company’s ability to enter into new lines of business now that its main reinsurance agreement has been terminated;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2009	As of December 31, 2008
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $26,647,559 and $28,471,984)	$27,531,188	$29,130,756
Equity securities, at fair value (cost $14,500,969 and $14,831,578)	15,927,205	16,904,168

TOTAL INVESTMENTS	43,458,393	46,034,924
Cash and cash equivalents	422,903	887,107
Restricted cash and cash equivalents	1,714,769	316,841
Assumed reinsurance premiums receivable	115,576	352,085
Funds deposited with a reinsurer	113,382	113,382
Accrued investment income	309,542	330,794
Deferred policy acquisition costs	571,826	1,044,347
Prepaid expenses and other assets	200,901	228,435

TOTAL ASSETS	$46,907,292	$49,307,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$20,055,517	$24,416,157
Unearned premiums	1,967,339	3,619,371
Reinsurance balances payable	166,281	—
Accrued expenses and other liabilities	540,870	516,143

TOTAL LIABILITIES	22,730,007	28,551,671

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2009 and 2008: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	19,699,736	15,757,104
Accumulated other comprehensive income	2,309,865	2,731,362
Shares held by Subsidiary (252,813 and 250,035 shares) at cost	(5,114,862)	(5,014,768)

TOTAL SHAREHOLDERS’ EQUITY	24,177,285	20,756,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,907,292	$49,307,915

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
REVENUE
Net premiums earned	$1,623,652	$2,127,266
Net investment income	391,236	392,053
Net realized (loss) on investments	(835,531)	(380,088)

TOTAL REVENUE	1,179,357	2,139,231
LOSSES AND EXPENSES
Losses and loss adjustment expenses	(4,179,170)	1,489,086
Policy acquisition costs	469,304	600,188
Operating and management expenses	597,641	516,030

TOTAL LOSSES AND EXPENSES	(3,112,225)	2,605,304

NET INCOME (LOSS)	$4,291,582	$(466,073)

OTHER COMPREHENSIVE INCOME
Net unrealized holding (losses) arising during the period	(1,257,028)	(1,692,691)
Reclassification adjustment for losses included in net income	835,531	380,088

OTHER COMPREHENSIVE (LOSS)	(421,497)	(1,312,603)

COMPREHENSIVE INCOME (LOSS)	$3,870,085	$(1,778,676)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,757,104	$17,064,401
Net income (loss)	4,291,582	(466,073)
Dividends	(348,950)	(352,047)

RETAINED EARNINGS, END OF PERIOD	19,699,736	$16,246,281

Per share amounts
Basic and diluted income (loss) per share	$5.77	$(0.62)

Dividends	$0.47	$0.47

Weighted average number of shares outstanding for the entire period	743,829	749,046

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$664,242	$1,053,444

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(1,397,928)	(650,440)
Purchases of investments	(2,762,213)	(8,071,705)
Proceeds from sales of investments	3,461,439	6,155,045
Proceeds from maturities of fixed maturity investments	19,300	2,000,000

Net Cash used in Investing Activities	(679,402)	(567,100)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(100,094)	(21,357)
Dividends paid	(348,950)	(352,047)

Net Cash used in Financing Activities	(449,044)	(373,404)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(464,204)	112,940
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$887,107	$1,778,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$422,903	$1,891,738

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2008 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Subsequent Events

On January 5, 2009, AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) received written notice from CNA Financial Corporation (“CNA”) that CNA did not intend to renew the reinsurance program encompassed by the AmerInst Insurance Company Limited Accountants Professional Liability Treaty and the Value Plan Policies Accountants Professional Liability Quota Share Treaty (the “Reinsurance Treaties”). The reinsurance activity of AMIC Ltd. historically depended primarily upon these agreements with CNA. In 2008, the business relationship with CNA accounted for over 95% of AmerInst’s net premiums earned.

Since January 5, 2009, CNA and AmerInst negotiated the termination of the relationship in the AICPA-sponsored professional liability insurance program and the commutation of prior years’ undetermined and unpaid liabilities. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (“Commutation Agreement”) whereby:

•	AMIC Ltd. shall pay to CNA $20,550,000 on or before June 1, 2009;

•	CNA shall release and discharge AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. shall release and discharge CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties are discharged;

•	The 2009 Reinsurance Treaties are rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties are void as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement. Included in net income is earned premium of approximately $1,572,000, losses and loss adjustments expenses and policy acquisition costs of approximately $1,100,000 and $464,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated retroactive to their inception, the 2009 Reinsurance Treaties, such treaties are not recorded in these unaudited condensed consolidated financial statements.

New Accounting Pronouncements – Accounting Standards Not Yet Adopted

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued the following three Financial Staff Positions (“FSPs”):

FSP Financial Accounting Standard (“FAS”) 157–4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157–4”). This FSP supersedes FSP FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157–4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157–4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157–4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 115–2 and FAS 124–2 (as defined below).

FSP FAS 115–2 and FAS 124–2, “Recognition and Presentation of Other–Than–Temporary Impairments”(“FSP FAS 115–2 and FAS 124–2”). These FSPs provide new guidance on the recognition and presentation of other–than–temporary impairments (“OTTI”) for available–for–sale and held–to–maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other–than–temporarily impaired, the FSPs require that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the Consolidated Statements of Operations, with an offset for any noncredit–related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. The FSPs also require extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requires a roll forward of such amount for each reporting period. FSP FAS 115–2 and FAS 124–2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject also to early adoption of FSP FAS 157–4.

FSP FAS 107–1 and APB 28–1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107–1 and APB 28–1”). These FSPs extend the disclosure requirements under FAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 also subject to early adoption of FSP FAS 157–4 and FSP FAS 115–2 and FAS 124–2.

The Company is presently evaluating the impact of the adoption of these FSPs on its results of operations and financial position.

New Accounting Pronouncements – Accounting Standards Adopted

Fair Value Measurement

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 with effect from January 1, 2009 did not have a material impact on our results of operations, financial position or liquidity.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 161 did not have an impact on our financial statements.

Segment Information

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The results for the reinsurance activity were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$1,179,357	$2,139,231
Total losses and expenses	(3,215,243)	2,501,521
Segment income (loss)	4,394,600	(362,290)

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2009, had generated no revenue. Operating and management expenses are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating and management expenses–segment loss	$103,018	$103,783

The combined total net income (loss) for both segments is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Total net income (loss)	$4,291,582	$(466,073)

Fair Value of Investments

The following table shows the fair value of the Company’s investments and where in the FAS No. 157 “Fair Value Measurements” (“FAS 157”) fair value hierarchy the fair value measurements are included as of March 31, 2009.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$6,847,505	$6,847,505	$		$6,847,505	$
Non-mortgage-backed securities	6,466,708	6,466,708			6,466,708
Obligations of state and political subdivisions	14,216,975	14,216,975			14,216,975

Total fixed maturity investments	27,531,188	27,531,188

Equity securities (other than hedge fund)	14,768,883	14,768,883		14,768,874
Hedge fund	1,158,322	1,158,322					1,158,322

Total equity securities	15,927,205	15,927,205

Total investments	43,458,393	43,458,393

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 and March 31, 2008.

	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended March 31, 2009	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended March 31, 2008
Balance classified as Level 3, beginning of period	$1,152,548	$1,487,266
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	5,774	(34,945)
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,158,322	$1,452,321

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio is other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2009 amounted to $91,684 compared to $33,016 as of December 31, 2008. This increase was mainly attributable to fixed income and equity securities which we determined were not other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The change in unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $817,286 and $487,830 on 25 and 12 equity securities during the three months ended March 31, 2009 and 2008, respectively.

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

Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Historically, the primary business activity of our wholly owned insurance company subsidiary, AMIC Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states. Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008, the contract renewed with similar expiring terms. Approximately 7,000 accounting firms and individual CPAs are insured under the CAMICO plan. We also reinsured attorneys’ professional liability in 2003. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability. Any such expansion may be subject to our obtaining regulatory approvals, among other things.

Our reinsurance activity depends upon agreements with outside parties. In August 1993, AMIG, our predecessor entity, began our reinsurance relationship with CNA Financial Corporation (“CNA”), taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provided for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” were $2,000,000 per occurrence and $4,000,000 in the aggregate. However, please see the “Termination of CNA Relationship” section below for discussion of the termination of all reinsurance agreements with CNA.

We have also entered into reinsurance agreements with CAMICO and intend to cooperate with them through such reinsurance agreements, but have no contractual right to long-term involvement with CAMICO. Similarly, other than the current terms of our reinsurance agreements, we are not obligated to use our reinsurance capacity as part of any insurance program that is offered to the

CPA profession, and may, at the discretion of our board of directors, provide reinsurance for other coverage, including other accountants’ professional liability coverage.

Termination of CNA Relationship

On January 5, 2009, AMIC Ltd. received written notice from CNA that CNA did not intend to renew the reinsurance program encompassed by the AmerInst Insurance Company Limited Accountants Professional Liability Treaty and the Value Plan Policies Accountants Professional Liability Quota Share Treaty (the “Reinsurance Treaties”). The reinsurance activity of AMIC Ltd. historically depended primarily upon these agreements with CNA. In 2008, the business relationship with CNA accounted for over 95% of AmerInst’s net premiums earned.

Since January 5, 2009, CNA and AmerInst negotiated the termination of the relationship in the AICPA-sponsored professional liability insurance program and the commutation of prior years’ undetermined and unpaid liabilities. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (the “Commutation Agreement”) whereby:

•	AMIC Ltd. shall pay to CNA $20,550,000 on or before June 1, 2009;

•	CNA shall release and discharge AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. shall release and discharge CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties are discharged;

•	The 2009 Reinsurance Treaties are rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties are void as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement. Included in net income is earned premium of approximately $1,572,000, losses and loss adjustments expenses and policy acquisition costs of approximately $1,100,000 and $464,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated retroactive to their inception, the 2009 Reinsurance Treaties, such treaties are not recorded in these unaudited condensed consolidated financial statements.

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

Professional Liability Coverage

Effective June 1, 2005, we accepted a 5% share in CAMICOs first excess layer of $2,000,000 excess of $1,000,000. The contract renewed on June 1, 2006. Effective June 1, 2007, the contract renewed with our share amended to 2.5% of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008, the contract renewed with similar expiring terms.

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company. This participation terminated on December 31, 2003. However, we remain potentially liable for claims related to this period of coverage.

OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

We recorded net income of $4,291,582 for the first quarter of 2009 compared to a net loss of $466,073 for the same period of 2008. The net income recorded for the first quarter of 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed above and below in further detail.

Our net premiums earned for the first quarter of 2009 were $1,623,652 compared to $2,127,266 for the first quarter of 2008, a decrease of $503,614 or 23.7%. Net premiums written for the three months ended March 31, 2009 were $(28,300), compared to $2,343,041 for the first quarter of 2008, a decrease of $2,371,341 or 101.2% due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded net investment income of $391,236 for the quarter ended March 31, 2009 compared to $392,053 for the quarter ended March 31, 2008, a decrease of $817 or 0.2%. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 3.4% for the quarter ended March 31, 2009 compared to 2.8% for the quarter ended March 31, 2008.

Sales of securities during the quarter ended March 31, 2009, including impairment, resulted in realized losses on investments of $835,531 compared to losses of $380,088 during the quarter ended March 31, 2008. The significant increase in realized losses recorded in the first quarter of 2009 primarily related to the recorded loss on impairment of equity securities in the amount of $817,286.

Our loss ratios for the first quarter of 2009 and 2008 were (257.4%) and 70.0% respectively. For the first quarter of 2009 the negative loss ratio is attributable to the reduction of the loss reserves related to the CNA treaty following the determination of the ultimate settlement amount in view of the finalization of the Commutation Agreement. The loss ratio represents the impact of the Commutation Agreement and management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine the loss ratio for the first quarter of 2009, we utilized the impact of the Commutation Agreement on the Reinsurance Treaties with CNA and we multiplied an estimated loss ratio of 70% times the CAMICO net premiums earned, and for the first quarter of 2008 we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, and the Commutation Agreement that our current Incurred But Not Reported Losses (“IBNR”) is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $469,304 in the first quarter of 2009 compared to $600,188 for the same period of 2008, a decrease of $130,884 or 21.8%. The decrease in policy acquisition costs is due to a decrease in net premiums earned. These costs were 28.9% and 28.2% of net premiums earned for the quarter ended March 31, 2009 and 2008, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $597,641 in the first quarter of 2009 compared to $516,030 for the same period of 2008, an increase of $81,611 or 15.8%. The primary reason for this increase was due to an increase in director fees and expenses and an increase in management and professional fees.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $1,179,357 for the quarter ended March 31, 2009 and $2,139,231 for the quarter ended March 31, 2008. Total losses and expenses for this segment were $(3,215,243) for the quarter ended March 31, 2009 and $2,501,521 for the quarter ended March 31, 2008. This resulted in segment income of $4,394,600 for the quarter ended March 31, 2009 and segment loss of $362,290 for the period ended March 31, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $103,018 for the quarter ended March 31, 2009 and $103,783 for the quarter ended March 31, 2008.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2009 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2008. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, particularly if current market conditions do not improve in the near future, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of March 31, 2009, our total investments were $43,458,393, a decrease of $2,576,531, or 5.6%, from $46,034,924 at December 31, 2008. The decrease was primarily due to a decline in the fair value of the investments, which resulted from the unprecedented events and severe dislocation in the world’s financial markets. These events in the capital or credit markets may continue to adversely effect the fair value of our investments in the future. The cash and cash equivalents balance decreased from $887,107 at December 31, 2008 to $422,903 at March 31, 2009, a decrease of $464,204, or 52.3%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance increased from $316,841 at December 31, 2008 to $1,714,769 at March 31, 2009, an increase of $1,397,928. The increase is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2009 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at March 31, 2009 was 2.00:1, compared to a ratio of 1.65:1 at December 31, 2008.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately16% of our total investments at March 31, 2009. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at March 31, 2009.

As noted in “Termination of CNA Relationship” section above, the Company shall pay to CNA $20,550,000 on or before June 1, 2009. We expect this payment to be funded from the Company’s fixed income investment portfolios which had a fair value of $27,351,188 as of March 31, 2009. Subsequent to the payment of this settlement, the Company will continue to meet its cash flow requirements from its investment portfolios and the investment income that it earns on these, and the Company will continue to remain in compliance with the minimum solvency and liquidity requirement of the insurance regulations of Bermuda. Management believes the Company will have sufficient existing resources to meet future operating expenses until it creates and implements new business plans which are currently being investigated.

Assumed reinsurance premiums receivable are current assumed premiums receivable less commissions payable to the issuing carriers. This balance was $1,490,326 at March 31, 2009 and $352,085 at December 31, 2008. This balance fluctuates due to the timing of renewal premiums written.

The Bermuda Monetary Authority previously authorized Investco, a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through May 1, 2009 Investco had purchased 89,827 common shares from individuals who have died or retired for a total purchase price of $1,906,485. In addition, through that date, Investco had purchased in negotiated transactions at various prices 66,303 common shares for a total purchase price of $869,027.

Cash Dividends

We paid a semi-annual dividend of $0.47 per share during the first quarter of 2009. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $16.49 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.36% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $32.56 per share as of March 31, 2009.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 296-3973. The information on our internet site is not incorporated by reference into this report.

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

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K other than the following:

Now that our agreement with CNA, our primary insurer, has terminated, if we are unable to create and successfully implement a new business plan, our ability to generate revenue will be materially adversely affected.

On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, we completed our commutation negotiations and executed the Commutation and Release Agreement with CNA whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA will assume responsibility for prior years’ undetermined and unpaid liabilities

We are currently in the process of investigating the creation and implementation of a new business plan. Because any new business plan we create will be unproven, it may not result in the generation of material revenues or profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common shares from individual shareholders who have died or retired from the practice of accounting. Through May 1, 2009, Investco had repurchased 89,827 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended March 31, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2009	2,778	$36.03	2,778	N/A
February 2009	—	—	—	N/A
March 2009	—	—	—	N/A
Total	2,778	$36.03	2,778	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. From January 1, 2009 through May 1, 2009, no shares were purchased in such privately negotiated transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2009	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009

Exhibit Number	Description
10.1	Commutation and Release Agreement.

31.1	Certification of Stuart Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.