Form 10-Q
period 2009-06-30
AMERINST INSURANCE GROUP LTD
filed 2009-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009.

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

As of August 1, 2009, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, ability to create and implement a new business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the Company’s ability to enter into new lines of business now that its reinsurance agreements have been terminated or expired;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2009	As of December 31, 2008
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $6,180,982 and $28,471,984)	$6,306,792	$29,130,756
Equity securities, at fair value (cost $14,003,917 and $14,831,578)	18,312,050	16,904,168

TOTAL INVESTMENTS	24,618,842	46,034,924
Cash and cash equivalents	2,535,734	887,107
Restricted cash and cash equivalents	652,586	316,841
Assumed reinsurance premiums receivable	—	352,085
Funds deposited with a reinsurer	113,382	113,382
Accrued investment income	79,597	330,794
Deferred policy acquisition costs	—	1,044,347
Prepaid expenses and other assets	275,444	228,435

TOTAL ASSETS	$28,275,585	$49,307,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$858,273	$24,416,157
Unearned premiums	—	3,619,371
Reinsurance balances payable	128,145	—
Accrued expenses and other liabilities	657,146	516,143

TOTAL LIABILITIES	1,643,564	$28,551,671

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2009 and 2008: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	20,060,633	15,757,104
Accumulated other comprehensive income	4,433,943	2,731,362
Shares held by Subsidiary (253,902 and 250,035 shares) at cost	(5,145,101)	(5,014,768)

TOTAL STOCKHOLDERS’ EQUITY	26,632,021	20,756,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,275,585	$49,307,915

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
REVENUE
Net premiums earned	$3,055,875	$4,168,736	$1,432,223	$2,041,470
Net investment income	607,326	766,320	216,090	374,265
Net realized gain (loss) on investments	83,847	(970,053)	919,378	(589,965)

TOTAL REVENUE	3,747,048	3,965,003	2,567,691	1,825,770

LOSSES AND EXPENSES
Losses and loss adjustment expenses	(3,189,219)	2,918,055	989,952	1,428,969
Policy acquisition costs	857,652	1,180,254	388,347	580,066
Operating and management expenses	1,426,137	1,251,936	828,495	735,908

TOTAL LOSSES AND EXPENSES	(905,430)	5,350,245	2,206,794	2,744,943

NET INCOME (LOSS)	$4,652,478	$(1,385,242)	$360,897	$(919,173)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,786,429	(2,797,366)	3,043,455	(2,984,194)
Reclassification adjustment for (gains) losses included in net income (loss)	(83,847)	970,053	(919,378)	589,965

OTHER COMPREHENSIVE INCOME (LOSS)	1,702,582	(1,827,313)	2,124,077	(2,394,229)

COMPREHENSIVE INCOME (LOSS)	$6,355,060	$(3,212,555)	$2,484,974	$(3,313,402)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,757,104	$17,064,401	$19,699,736	$16,246,281
Net income (loss)	4,652,478	(1,385,242)	360,897	(919,173)
Dividends	(348,949)	(352,051)	—	—

RETAINED EARNINGS, END OF PERIOD	$20,060,633	$15,327,108	$20,060,633	$15,327,108

Per share amounts
Net income (loss) basic and diluted	$6.26	$(1.85)	$0.48	$(1.23)

Dividends	$0.47	$0.47	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	743,285	749,051	745,519	748,416

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$(19,204,963)	$802,050

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(335,745)	(1,417,114)
Purchases of investments	(7,564,802)	(14,405,648)
Proceeds from sales of investments	28,735,934	12,070,022
Proceeds from maturities of fixed maturity investments	527,485	3,800,000

Net Cash provided by Investing Activities	21,362,872	47,260

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(160,333)	(42,875)
Dividends paid	(348,949)	(352,051)

Net Cash used in Financing Activities	(509,282)	(394,926)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,648,627	454,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$887,107	$1,778,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,535,734	$2,233,182

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Subsequent Event

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

Termination and Commutation of CNA Business

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

Since January 5, 2009, CNA and AmerInst negotiated the termination of the relationship in the AICPA-sponsored professional liability insurance program and the commutation of prior years’ undetermined and unpaid liabilities. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (“Commutation Agreement”) whereby:

•	AMIC Ltd. paid to CNA $20,550,000 on May 22, 2009;

•	CNA released and discharged AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. released and discharged CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties were discharged;

•	The 2009 Reinsurance Treaties were rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties were voided as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the six months ended June 30, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these unaudited condensed consolidated financial statements.

Expiration of CAMICO Relationship

On June 1, 2009, AMIC Ltd’s reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”) expired and we decided not to renew the contract and permitted it to expire pursuant to its terms. In 2008, the business relationship with CAMICO accounted for approximately 5% of AmerInst’s net premiums earned. However, we remain potentially liable for claims related to coverage through May 31, 2009.

New Accounting Pronouncements – Accounting Standards Adopted

Fair Value Measurement

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 with effect from January 1, 2009 did not have a material impact on our results of operations, financial position or liquidity.

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

The Company adopted the following three FASB Staff Positions (“FSPs”) effective April 1, 2009:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. FSP FAS 157-4 has been applied prospectively; retrospective application is not permitted.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available-for-sale and held-to-maturity fixed maturities (equities are excluded). A security is considered impaired if the fair value of the security is less than its amortized cost basis at the measurement date. Before the adoption of FAS 115-2, the Company was required to recognize other-than-temporary impairments in earnings if the Company could not assert that it had the ability and intent to hold its securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Staff Accounting Bulletin Topic 5M, “Other than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. In accordance with FAS 115-2, the Company now recognizes other-than-temporary impairments in earnings for its impaired fixed maturity securities (1) for which the Company has the intent to sell the security or (2) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (3) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company has used qualitative and quantitative measures, including comparing the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the Consolidated Statements of Earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount has an impact on the Company’s earnings. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information, as well as information about how the credit loss component of the OTTI charge was determined, and requires a roll forward of such amount for each reporting period.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

The adoption of these three FSPs did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 during the second quarter of 2009, and its application had no impact on its condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles —a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with U.S. GAAP. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. As the new standard is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements, or do not apply to its operations.

Segment Information

AmerInst has two operating segments: 1) reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The results for the reinsurance activity were as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Revenues	$3,747,048	$3,965,003	$2,567,691	$1,825,770
Total losses and expenses	(1,036,150)	5,110,150	2,179,092	2,608,631
Segment income (loss)	4,783,198	(1,145,147)	388,599	(782,861)

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2009, had generated no revenue. Operating and management expenses are as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Operating and management expenses–segment loss	$130,720	$240,095	$27,702	$136,312

The combined total net income (loss) for both segments is as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Total net income (loss)	$4,652,478	$(1,385,242)	$360,897	$(919,173)

Fair Value of Investments

The following table shows the fair value of the Company’s investments and where in the FAS No. 157 “Fair Value Measurements” (“FAS 157”) fair value hierarchy the fair value measurements are included as of June 30, 2009.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$1,508	$1,508	$		$1,508	$
Non-mortgage-backed securities	1,037,813	1,037,813			1,037,813
Obligations of state and political subdivisions	4,743,492	4,743,492			4,743,492
Corporate securities	523,979	523,979			523,979

Total fixed maturity investments	6,306,792	6,306,792

Equity securities (other than hedge fund)	17,058,432	17,058,432		17,058,432
Hedge fund	1,253,618	1,253,618					1,253,618

Total equity securities	18,312,050	18,312,050

Total investments	$24,618,842	$24,618,842		$17,058,432	$6,306,792		$1,253,618

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 and June 30, 2008.

	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended June 30, 2009	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended June 30, 2008
Balance classified as Level 3, beginning of period	$1,158,322	$1,452,321
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	95,296	8,249
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,253,618	$1,460,570

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and June 30, 2008.

	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Six Months ended June 30, 2009	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Six Months ended June 30, 2008
Balance classified as Level 3, beginning of period	$1,152,548	$1,487,266
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	101,070	(26,696)
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,253,618	$1,460,570

Further, on a quarterly basis, we evaluate whether the fair value of the securities held in our investment portfolio is other-than-temporarily impaired when fair value is below amortized cost. To make this assessment we consider several factors, including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2009 amounted to $37,279 compared to $33,016 as of December 31, 2008. This increase was mainly attributable to fixed income and equity securities which we determined were not other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The change in unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $30,603 and $846,282 on 3 and 10 equity securities during the six months ended June 30, 2009 and 2008, respectively.

INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at June 30, 2009 and December 31, 2008 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$4,655,113	$98,736	$(10,356)	$4,743,493
Corporate debt securities	509,258	14,721	—	523,979
Mortgage-backed securities (U.S. agency backed)	1,016,611	22,709	—	1,039,320

Total fixed maturity investments	6,180,982	136,166	(10,356)	6,306,792

Equity securities	13,003,917	4,081,438	(26,923)	17,058,432
Hedge fund	1,000,000	253,618	—	1,253,618

Total equity securities	14,003,917	4,335,056	(26,923)	18,312,050

Total investments	$20,184,899	$4,471,222	$(37,279)	$24,618,842

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Fixed maturity investments:
Obligations of states and political subdivisions	$20,940,760	$559,499	$(4,992)	$21,495,267
Mortgage-backed securities (U.S. agency backed)	7,531,224	104,265	—	7,635,489

Total fixed maturity investments	28,471,984	663,764	(4,992)	29,130,756

Equity securities	13,831,578	1,948,066	(28,024)	15,751,620
Hedge fund	1,000,000	152,548	—	1,152,548

Total equity securities	14,831,578	2,100,614	(28,024)	16,904,168

Total investments	$43,303,562	$2,764,378	$(33,016)	$46,034,924

The gross unrealized loss on investments at June 30, 2009 is categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	522,356	(5,632)	$1,318,511	$(4,724)	$1,840,867	$(10,356)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities (U.S. agency backed)	—	—	—	—	—	—

Total fixed maturity investments	522,356	(5,632)	1,318,511	(4,724)	1,840,867	(10,356)

Equity securities	92,504	(5,411)	747,422	(21,512)	839,926	(26,923)
Hedge fund	—	—	—	—	—	—

Total equity securities	92,504	(5,411)	747,422	(21,512)	839,926	(26,923)

Total investments	$614,860	$(11,043)	2,065,933	$(26,236)	$2,680,793	$(37,279)

As of June 30, 2009, there were approximately 9 securities in an unrealized loss position with an estimated fair value of $2,680,793. Of these securities, there are 2 securities that have been in an unrealized loss position for 12 months or greater with an estimated fair value of $614,860. As of June 30, 2009, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The gross unrealized loss on investments at December 31, 2008 is categorized as follows:

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

As of December 31, 2008, there were approximately 9 securities in an unrealized loss position with an estimated fair value of $2,759,187. Of these securities, there was 1 security that had been in an unrealized loss position for 12 months or greater with an estimated fair value of $105,959. As of December 31, 2008, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,096,425	$1,096,164
Due after one year through five years	4,067,946	4,171,308
Due after five years through ten years	0	0
Due after ten years	0	0

Subtotal	5,164,371	5,267,472
Mortgage-backed securities (U.S. agency backed)	1,016,611	1,039,320

Total	$6,180,982	$6,306,792

Information on sales and maturities of investments are as follows:

	June 30, 2009	December 31, 2008
Total proceeds on sales of securities	$28,735,934	$20,456,120
Total proceeds from maturities of fixed maturity investments	527,485	4,975,000
Gross gains on sales	2,125,924	1,225,335
Gross losses on sales	(1,194,188)	(1,767,121)
Impairment losses	(847,889)	(4,016,465)

Major categories of net interest and dividend income are summarized as follows:

	June 30, 2009	December 31, 2008
Interest earned:
Fixed maturity investments	$494,715	$1,340,972
Cash and cash equivalents	3,425	42,552
Dividends earned	194,033	325,970
Investment expenses	(84,847)	(226,321)

Net investment income	$607,326	$1,483,173

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” AMIC Ltd. means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “Investco” means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities.

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. However, since our relationship with CNA Financial Corporation (“CNA”) terminated effective December 31, 2008 and our relationship with CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business, expired effective June 1, 2009, we are not currently offering reinsurance services. Please see the “Termination of CNA Relationship” and “Expiration of CAMICO Relationship” sections below for discussion of the termination of our reinsurance agreements with CNA and CAMICO, respectively.

Our investment portfolio is held in and managed by Investco.

Relationship with CNA

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

Our reinsurance activity depends upon agreements with outside parties. In August 1993, AMIG, our predecessor entity, began our reinsurance relationship with CNA, taking a 10% participation of the first $1,000,000 of liability of each policy written under the AICPA plan. Effective December 1999, we began taking a 10% share of CNA’s “value plan” business. The “value plan” provided for separate limits up to $1,000,000 for losses and separate limits up to $1,000,000 for expenses per occurrence and $2,000,000 in the aggregate. The maximum limits under the “value plan” were $2,000,000 per occurrence and $4,000,000 in the aggregate.

Termination of CNA Relationship

On January 5, 2009, AMIC Ltd. received written notice from CNA that CNA did not intend to renew the reinsurance program encompassed by the AmerInst Insurance Company Limited Accountants Professional Liability Treaty and the Value Plan Policies Accountants Professional Liability Quota Share Treaty (the “Reinsurance Treaties”). In 2008, the business relationship with CNA accounted for approximately 95% of AmerInst’s net premiums earned.

Commencing January 5, 2009, CNA and AmerInst negotiated the termination of the relationship in the AICPA-sponsored professional liability insurance program and the commutation of prior years’ undetermined and unpaid liabilities. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (the “Commutation Agreement”) whereby:

•	AMIC Ltd. paid to CNA $20,550,000 on May 22, 2009;

•	CNA released and discharged AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. released and discharged CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties were discharged;

•	The 2009 Reinsurance Treaties were rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties were void as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the six months ended June 30, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these unaudited condensed consolidated financial statements.

Relationship with CAMICO

Effective June 1, 2005, we accepted a 5% share in the first excess layer of $2,000,000 excess of $1,000,000 of CAMICO. Effective June 1, 2007, the contract renewed with our share amended to 2.5%, but of a $4,000,000 excess $1,000,000 layer. Effective June 1, 2008, the contract renewed with similar expiring terms.

Expiration of CAMICO Relationship

Effective June 1, 2009, we decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms. In 2008, the business relationship with CAMICO accounted for approximately 5% of AmerInst’s net premiums earned. We remain potentially liable for claims related to coverage through May 31, 2009.

New Business Plan

With the termination of the CNA Reinsurance Treaties and the expiration of the CAMICO agreement, our sole source of income is our investing activities. We are currently in the process of investigating the creation and implementation of a new business plan.

Attorney’s Professional Liability Coverage

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company. This participation terminated on December 31, 2003. We remain potentially liable for claims related to this period of coverage.

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Effective July 1, 2008, USA Risk Group (Bermuda) Ltd., our former manager, acquired a majority interest in Cedar Management Limited, a Bermuda based captive manager. Following the acquisition, the business operations of USA Risk Group (Bermuda) Ltd. and Cedar Management Limited were combined and operate as Cedar Management Limited. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of Cedar Management Limited. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2009 and ending December 31, 2009.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P., Aurora Investment Management, LLC , and Northeast Investment Management, Inc. provide discretionary investment advice with respect to our equity investments. We have retained Milliman USA, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Subsequent Event

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

We recorded net income of $360,897 for the quarter ended June 30, 2009 compared to a net loss of $919,173 for the quarter ended June 30, 2008. The net income recorded for the quarter ended June 30, 2009 is mainly attributable to net realized gain on investments, offset by a reduction in net premiums and a decrease in losses and loss adjustment expenses and policy acquisition costs as a result of the finalization of the Commutation Agreement with CNA, as discussed above and below in further detail.

Our net premiums earned for the quarter ended June 30, 2009 were $1,432,223 compared to $2,041,470 for the quarter ended June 30, 2008, a decrease of $609,247 or 29.8%. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded net investment income of $216,090 for the quarter ended June 30, 2009 compared to $374,265 for the quarter ended June 30, 2008, a decrease of $158,175 or 42.3%. The decline in net investment income is due to a lower amount invested in 2009 compared to 2008. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 2.4% for the quarter ended June 30, 2009 compared to 2.8% for the quarter ended June 30, 2008.

Sales of securities during the quarter ended June 30, 2009, net of impairment, resulted in realized gains on investments of $919,378 compared to losses of $589,965 during the quarter ended June 30, 2008. The significant increase in realized gains recorded in the second quarter of 2009 primarily related to realized gains on sale of fixed income securities to fund the payment to CNA.

Our loss ratios for the second quarter of 2009 and 2008 were 69.1% and 70.0% respectively. The loss ratio represents the impact of the Commutation Agreement and management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine the loss ratio for the second quarter of 2009 we multiplied an estimated loss ratio of 70% times the CAMICO net premiums earned, and for the first quarter of 2008 we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, and the Commutation Agreement that our current Incurred But Not Reported Losses (“IBNR”) is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $388,347 in the second quarter of 2009 compared to $580,066 for the same period of 2008, a decrease of $191,719 or 33.1%. The decrease in policy acquisition costs is due to a decrease in net premiums earned. These costs were 27.1% and 28.4% of net premiums earned for the quarter ended June 30, 2009 and 2008, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $828,495 for the quarter ended June 30, 2009 compared to $735,908 for the quarter ended June 30, 2008, an increase of $92,587 or 12.6%. The primary reason for this increase was due to increases in director fees and expenses, management and professional fees, and business development expenses.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $2,567,691 for the quarter ended June 30, 2009 and $1,825,770 for the quarter ended June 30, 2008. Total losses and expenses for this segment were $2,179,092 for the quarter ended June 30, 2009 and $2,608,631 for the quarter ended June 30, 2008. This resulted in segment income of $388,599 for the quarter ended June 30, 2009 and segment loss of $782,861 for the period ended June 30, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $27,702 for the quarter ended June 30, 2009 and $136,312 for the quarter ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

We recorded net income of $4,652,478 for the six months ended June 30, 2009 compared to net loss of $1,385,242 for the six months ended June 30, 2008. The net income recorded for the six months ended June 30, 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed above and below in further detail.

Our net premiums earned were $3,055,875 for the six months ended June 30, 2009 compared to $4,168,736 for the six months ended June 30, 2008. The change of $1,112,861 represented a 26.7% decrease. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded realized gains, net of impairment, of $83,847 during the six months ended June 30, 2009 compared to $970,053 in realized losses, including impairment losses, in the same period of 2008. The significant increase in realized gains recorded in 2009 primarily related to realized gain on sale of fixed income securities to fund the payment to CNA. Net investment income through June 30, 2009 was $607,326 compared to $766,320 for the same period of 2008. The decline in net investment income is due to a lower amount invested in 2009 compared to 2008. Annualized investment yield was approximately 3.2% for the six months ended June 30, 2009 and 2.8% for the first six months of 2008.

Our loss ratio was (104.4)% for the six months ended June 30, 2009 compared to 70.0% for the six months ended June 30, 2008. The negative loss ratio is attributable to the reduction of the loss reserves related to the CNA treaty following the determination of the ultimate settlement amount in view of the finalization of the Commutation Agreement. The loss ratio represents the impact of the Commutation Agreement and management’s current estimate of the effective loss rate selected in consultation with our independent consulting actuary. To determine total losses for the first six months of 2009 and 2008, we multiplied an estimated loss ratio of 70% times the CAMICO net premiums earned. Our actual overall loss ratio for the year ended December 31, 2008 was 15.1%. We continue to review the impact of the subprime mortgage market and credit related downturn on professional liability insurance policies and reinsurance contracts we write. At this time we believe, based on the claims information received to date, our current IBNR is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We expensed policy acquisition costs of $857,652 for the six months ended June 30, 2009 compared to $1,180,254 for the six months ended June 30, 2008, a decrease of $322,602 or 27.3%. These costs were 28.1% of premiums earned for the six-month periods ended June 30, 2009 and 2008. The decrease in policy acquisition costs in 2009 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

AmerInst has two operating segments: 1) Reinsurance activity and 2) RINITS™, its insurance financing product, which is in the marketing phase of development. The reinsurance segment had revenues of $3,747,048 for the six months ended June 30, 2009 and $3,965,003 for the six months ended June 30, 2008. Total losses and expenses for this segment were $(1,036,150) for the six months ended June 30, 2009 and $5,110,150 for the six months ended June 30, 2008. This resulted in segment income of $4,783,198 for the six months ended June 30, 2009 and segment loss of $1,145,147 for the six months ended June 30, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of June 30, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $130,720 for the six months ended June 30, 2009 and $240,095 for the six months ended June 30, 2008.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2009 and what level within the FAS 157 fair value hierarchy the valuation technique resides.

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

As of June 30, 2009, our total investments were $24,618,842, a decrease of $21,416,082, or 46.5%, from $46,034,924 at December 31, 2008. The decrease was primarily due to the sale of investments from the Company’s fixed income investment portfolio, which had a fair value of $21,376,953 on May 15, 2009, to fund the payment to CNA of $20,550,000 as required by the Commutation Agreement. The cash and cash equivalents balance increased from $887,107 at December 31, 2008 to $2,535,734 at June 30, 2009, an increase of $1,648,627, or 185.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance increased from $316,841 at December 31, 2008 to $652,586 at June 30, 2009, an increase of $335,745. The increase is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2009 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at June 30, 2009 was 16.92:1, compared to a ratio of 1.65:1 at December 31, 2008. The ratio results at June 30, 2009 are due to the reduction in loss reserves arising from the CNA commutation.

The Company’s investment portfolio includes U.S. mortgage/asset-backed securities, which comprised approximately 2% of our total investments at June 30, 2009. These securities generally have a low risk of default as they are backed by an agency of the U.S. government, which enforces standards on the mortgages before accepting them into the program. They are considered prime mortgages and the primary risk is uncertainty of the timing of pre-payments. While these securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AAA. While there have been recent market concerns regarding sub-prime mortgages, asset-backed home equity loans, commercial mortgages, and adjustable rate mortgages, the Company believes it did not have material exposure to these types of securities in its own portfolio at June 30, 2009.

As noted in “Termination of CNA Relationship” section above, the Company paid to CNA $20,550,000 on May 22, 2009. Subsequent to the payment of this settlement, the Company will continue to meet its cash flow requirements from its investment portfolios and the investment income that it earns on these, and the Company believes it will continue to remain in compliance with the minimum solvency and liquidity requirement of the insurance regulations of Bermuda. Management believes the Company will have sufficient existing resources to meet future operating expenses until it creates and implements a new business plan which is currently being investigated.

The Bermuda Monetary Authority previously authorized Investco, a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through August 1, 2009 Investco had purchased 92,224 common shares from individuals who have died or retired for a total purchase price of $1,973,241. In addition, through that date, Investco had purchased in negotiated transactions at various prices 66,615 common shares for a total purchase price of $875,111.

Cash Dividends

We paid a semi-annual dividend of $0.47 per share during the first quarter of 2009. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $16.49 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.6% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $35.92 per share as of June 30, 2009.

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

On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, we completed our commutation negotiations and executed the Commutation and Release Agreement with CNA whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities

We are currently in the process of investigating the creation and implementation of a new business plan. Because any new business plan we create will be unproven, it may not result in the generation of material revenues or profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common shares from individual shareholders who have died or retired from the practice of accounting. Through August 1, 2009, Investco had repurchased 92,224 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended June 30, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2009	2,163	$27.85	2,163	N/A
May 2009	—	—	—	N/A
June 2009	—	—	—	N/A
Total	2,163	$27.85	2,163	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through August 1, 2009, Investco had repurchased 66,615 common shares pursuant to such program.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 11, 2009, we held our Annual General Meeting of Shareholders. At the meeting, the following matters were approved by the holders of a majority of our shares:

1.	The proposal to elect Thomas B. Lillie as a director of the Company to serve a term expiring at the 2012 Annual General Meeting of Shareholders; and

2.	The proposal to ratify the appointment of Deloitte & Touche as the Company’s independent auditors for fiscal year 2009.

The vote with respect to each proposal is set forth below. The 252,198 shares held by AmerInst Investment Company, Ltd. are included in these totals, and were voted for the director nominee, in proposal 1 and proposal 2.

Matter		For	Against	Abstain
1.	Election of the following individual as a director of the Company:
	Thomas B. Lillie	539,852	—	14,567
2.	Ratification of Appointment of Deloitte & Touche as the Company’s independent auditors	531,822	19,661	2,936

The following continued their term of office as director after the Annual General Meeting of Shareholders:

Irvin F. Diamond	Jerome A. Harris
Jeffry I. Gillman	David R. Klunk
Stuart H. Grayston	David N. Thompson

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009

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