Form 10-Q
period 2009-09-30
AMERINST INSURANCE GROUP LTD
filed 2009-11-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009.

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

As of November 2, 2009, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, ability to create and implement a new business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding the Company’s expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the successful creation and implementation of the Company’s new business plan;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding the Company’s loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2009	As of December 31, 2008
ASSETS
INVESTMENTS
Fixed maturity investments, at fair value (amortized cost $6,900,716 and $28,471,984)	$7,113,250	$29,130,756
Equity securities, at fair value (cost $10,695,568 and $14,831,578)	16,763,890	16,904,168

TOTAL INVESTMENTS	23,877,140	46,034,924
Cash and cash equivalents	6,377,846	887,107
Restricted cash and cash equivalents	691,544	316,841
Assumed reinsurance premiums receivable	—	352,085
Funds deposited with a reinsurer	113,381	113,382
Accrued investment income	212,782	330,794
Deferred policy acquisition costs	—	1,044,347
Prepaid expenses and other assets	201,083	228,435

TOTAL ASSETS	$31,473,776	$49,307,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$852,351	$24,416,157
Unearned premiums	—	3,619,371
Reinsurance balances payable	128,144	—
Accrued expenses and other liabilities	602,064	516,143

TOTAL LIABILITIES	1,582,559	$28,551,671

STOCKHOLDERS’ EQUITY
Common shares, $1 par value, 2009 and 2008: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	21,545,757	15,757,104
Accumulated other comprehensive income	6,280,856	2,731,362
Shares held by Subsidiary (256,611 and 250,035 shares) at cost	(5,217,942)	(5,014,768)

TOTAL STOCKHOLDERS’ EQUITY	29,891,217	20,756,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,473,776	$49,307,915

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008
REVENUE
Net premiums earned	$3,227,147	$6,230,098	$171,272	$2,061,362
Net investment income	671,789	1,112,680	64,463	346,360
Net realized gain (loss) on investments	1,864,139	(1,835,788)	1,780,292	(865,735)

TOTAL REVENUE	5,763,075	5,506,990	2,016,027	1,541,987

LOSSES AND EXPENSES
Losses and loss adjustment (recoveries) expenses	(3,623,591)	4,376,600	(434,372)	1,458,546
Policy acquisition costs	859,364	1,774,739	1,713	594,485
Operating and management expenses	2,076,398	1,763,053	650,262	511,121

TOTAL LOSSES AND EXPENSES	(687,829)	7,914,392	217,603	2,564,152

NET INCOME (LOSS)	$6,450,904	$(2,407,402)	$1,798,424	$(1,022,165)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	5,413,633	(4,810,130)	3,627,205	(2,012,764)
Reclassification adjustment for (gains) losses included in net income (loss)	(1,864,139)	1,835,788	(1,780,292)	865,735

OTHER COMPREHENSIVE INCOME (LOSS)	3,549,494	(2,974,342)	1,846,913	(1,147,029)

COMPREHENSIVE INCOME (LOSS)	$10,000,398	$(5,381,744)	$3,645,337	$(2,169,194)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,757,104	$17,064,401	$20,060,633	$15,327,108
Net income (loss)	6,450,904	(2,407,402)	1,798,424	(1,022,165)
Dividends	(662,251)	(673,514)	(313,300)	(321,458)

RETAINED EARNINGS, END OF PERIOD	$21,545,757	$13,983,485	$21,545,757	$13,983,485

Per share amounts
Net income (loss) basic and diluted	$8.69	$(3.22)	$2.43	$(1.37)

Dividends	$0.94	$0.94	$0.47	$0.47

Weighted average number of shares outstanding for the entire period (for basic and diluted)	741,930	747,443	739,996	745,839

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$(18,939,601)	$716,874

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(374,703)	370,193
Purchases of investments	(11,828,311)	(22,312,623)
Proceeds from sales of investments	36,401,295	17,800,486
Proceeds from maturities of fixed maturity investments	1,097,484	3,800,000

Net Cash Provided by (Used in) Investing Activities	25,295,765	(341,944)

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	(203,174)	(129,154)
Dividends paid	(662,251)	(673,514)

Net Cash Used in Financing Activities	(865,425)	(802,668)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,490,739	(427,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$887,107	$1,778,798

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,377,846	$1,351,060

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not incorporate all the information required under accounting principles generally accepted in the United States (“U.S. GAAP”) to be included in a full set of financial statements. It is suggested that these condensed statements be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2008 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Entry into Agency Agreement

Effective September 25, 2009, AmerInst Professional Services, Limited (“APSL”), a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd., which is a wholly-owned subsidiary of AmerInst, entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No underwriting activity has occurred through September 30, 2009.

Entry into Reinsurance Agreement

On September 25, 2009, AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) entered into a professional liability quota share agreement (the “Reinsurance Agreement”) with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd. surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No underwriting activity has occurred through September 30, 2009.

Historical Relationship with CNA

On January 5, 2009, AMIC Ltd. received written notice from CNA Financial Corporation (“CNA”) that CNA did not intend to renew the reinsurance program encompassed by the AmerInst Insurance Company Limited Accountants Professional Liability Treaty and the Value Plan Policies Accountants Professional Liability Quota Share Treaty (the “Reinsurance Treaties”). The reinsurance activity of AMIC Ltd. historically depended primarily upon these agreements with CNA. In 2008, the business relationship with CNA accounted for over 95% of AmerInst’s net premiums earned.

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

Included in net income for the nine months ended September 30, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these unaudited condensed consolidated financial statements.

Historical Relationship with CAMICO

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

New Accounting Pronouncements – Accounting Standards Adopted

On September 15, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC 105” or “The Codification”). ASC 105 is a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which became effective on November 13, 2008, and identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. ASC 105 provides for a single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements. The Codification carries the same level of authority and supersedes SFAS 162 and all other accounting and reporting standards. The U.S. GAAP hierarchy has been modified to include two levels of U.S. GAAP: authoritative and non-authoritative.

In May 2009, the Company adopted the provisions of the FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which requires the disclosure of the date after the balance sheet date but before financial statements are issued or available to be issued through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. ASC 855 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We evaluated subsequent events to November 13, 2009, the date the accompanying financial statements were issued.

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures- Overall -Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments – Overall – Disclosure”(“ASC 825-10-50”), and ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement” (“ASC 320-10-35”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825-10-50 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this standard, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-50 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320-10-35 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. ASC 320-10-35 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements, or do not apply to its operations.

Segment Information

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement. The insurance segment was identified as a new segment effective September 25, 2009 following the finalization of the Agency Agreement between APSL and C&F.

The results for the reinsurance activity were as follows:

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008
Revenues	$5,763,075	$5,506,990	$2,016,027	$1,541,987
Total losses and expenses	(1,210,213)	7,551,208	12,667	2,441,059
Segment income (loss)	6,973,288	(2,044,218)	2,003,360	(899,072)

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2009, had generated no revenue. Operating and management expenses are as follows:

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008
Operating and management expenses–segment loss	$158,222	$363,184	$27,503	$123,093

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. This segment as of September 30, 2009, had generated no revenue. Operating and management expenses are as follows:

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008
Operating and management expenses–segment loss	$364,162	$—	$177,433	$—

The combined total net income (loss) for these segments is as follows:

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2009	Three Months Ended Sept 30, 2008
Total net income (loss)	$6,450,904	$(2,407,402)	$1,798,424	$(1,022,165)

Fair Value of Investments

In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the following table shows the fair value of the Company’s investments and where in the fair value hierarchy the fair value measurements are included as of September 30, 2009.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Non-mortgage-backed securities	2,329,440	2,329,440		2,329,440
Obligations of state and political subdivisions	4,254,762	4,254,762		4,254,762
Corporate securities	529,048	529,048		529,048

Total fixed maturity investments	7,113,250	7,113,250

Equity securities (other than hedge fund)	15,441,246	15,441,246	15,441,246
Hedge fund	1,322,644	1,322,644			1,322,644

Total equity securities	16,763,890	16,763,890

Total investments	$23,877,140	$23,877,140	$15,441,246	$7,113,250	$1,322,644

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and September 30, 2008.

				Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended Sept 30, 2009	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Three Months ended Sept 30, 2008
Balance classified as Level 3, beginning of period				$1,253,618	$1,460,570
Total gains or losses included in earnings:				—	—
Net realized gains				—	—
Change in fair value of hedge fund investments				69,026	(71,113)
Purchases or sales				—	—
Transfers in and/or out of Level 3				—	—

Ending balance, end of period				$1,322,644	$1,389,457

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and September 30, 2008.

				Fair value measurement using significant unobservable inputs (Level 3) hedge fund Nine Months ended Sept 30, 2009	Fair value measurement using significant unobservable inputs (Level 3) hedge fund Nine Months ended Sept 30, 2008
Balance classified as Level 3, beginning of period				$1,152,548	$1,487,266
Total gains or losses included in earnings:				—	—
Net realized gains				—	—
Change in fair value of hedge fund investments				170,096	(97,809)
Purchases or sales				—	—
Transfers in and/or out of Level 3				—	—

Ending balance, end of period				$1,322,644	$1,389,457

Upon the adoption of ASC 320 effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the fixed maturity investment or (2) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investment classified as available-for-sale as at September 30, 2009. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended September 30, 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments.

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2009 amounted to $4,421 compared to $33,016 as of December 31, 2008. This decrease was mainly attributable to fixed income and equity securities which we determined were not other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The change in unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $847,889 and $1,289,285 on 28 and 27 equity securities during the nine months ended September 30, 2009 and 2008, respectively.

INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at September 30, 2009 and December 31, 2008 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$4,080,658	$176,650	$(2,546)	$4,254,762
Corporate debt securities	507,896	21,152	—	529,048
U.S. government agency securities	2,312,162	19,153	(1,875)	2,329,440

Total fixed maturity investments	6,900,716	216,955	(4,421)	7,113,250

Equity securities	9,695,568	5,745,678	—	15,441,246
Hedge fund	1,000,000	322,644	—	1,322,644

Total equity securities	10,695,568	6,068,322	—	16,763,890

Total investments	$17,596,284	$6,285,277	$(4,421)	$23,877,140

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Fixed maturity investments:
Obligations of states and political subdivisions	$20,940,760	$559,499	$(4,992)	$21,495,267
U.S. government agency securities	7,531,224	104,265	—	7,635,489

Total fixed maturity investments	28,471,984	663,764	(4,992)	29,130,756

Equity securities	13,831,578	1,948,066	(28,024)	15,751,620
Hedge fund	1,000,000	152,548	—	1,152,548

Total equity securities	14,831,578	2,100,614	(28,024)	16,904,168

Total investments	$43,303,562	$2,764,378	$(33,016)	$46,034,924

The gross unrealized loss on investments at September 30, 2009 is categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$—	$—	$522,454	$(1,875)	$522,454	$(1,875)
Corporate debt securities	—	—	—	—	—	—
U.S. government agency securities	—	—	998,125	(2,546)	988,125	(2,546)

Total fixed maturity investments	—	—	1,520,579	(4,421)	1,520,579	(4,421)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$1,520,579	$(4,421)	$1,520,579	$(4,421)

As of September 30, 2009, there were approximately 3 securities in an unrealized loss position with an estimated fair value of $1,520,579. Of these securities, there are no securities that have been in an unrealized loss position for 12 months or greater. As of September 30, 2009, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The gross unrealized loss on investments at December 31, 2008 is categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2008
Fixed maturity investments:
Obligations of states and political subdivisions	$—	$—	$1,718,215	$(4,992)	$1,718,215	$(4,992)
Corporate debt securities	—	—	—	—	—	—
U.S. government agency securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	1,718,215	(4,992)	1,718,215	(4,992)

Equity securities	105,959	(5,635)	935,013	(22,389)	1,040,972	(28,024)
Hedge fund	—	—	—	—	—	—

Total equity securities	105,959	(5,635)	935,013	(22,389)	1,040,972	(28,024)

Total investments	$105,959	$(5,635)	$2,653,228	$(27,381)	$2,759,187	$(33,016)

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

The cost or amortized cost and estimated fair value of fixed maturity investments at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$525,000	$522,454
Due after one year through five years	4,063,554	4,261,357
Due after five years through ten years	—	—
Due after ten years	—	—

Subtotal	4,588,554	4,783,811
U.S. government agency securities	2,312,162	2,329,439

Total	$6,900,716	$7,113,250

Information on sales and maturities of investments are as follows:

	September 30, 2009	December 31, 2008
Total proceeds on sales of securities	$36,401,295	$20,456,120
Total proceeds from maturities of fixed maturity investments	1,097,484	4,975,000
Gross gains on sales	3,709,650	1,225,335
Gross losses on sales	(997,622)	(1,767,121)
Impairment losses	(847,889)	(4,016,465)

Major categories of net interest and dividend income are summarized as follows:

	September 30, 2009	December 31, 2008
Interest earned:
Fixed maturity investments	$556,388	$1,340,972
Cash and cash equivalents	5,617	42,552
Dividends earned	238,889	325,970
Investment expenses	(129,105)	(226,321)

Net investment income	$671,789	$1,483,173

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” AMIC Ltd. means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. APSL means AmerInst Professional Services, Limited (“APSL”), a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. which is a wholly-owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Our investment portfolios is held and managed by Investco.

Entry into Agency Agreement

Effective September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No underwriting activity has occurred through September 30, 2009.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. Our relationship with CNA Financial Corporation (“CNA”) terminated effective December 31, 2008 and our relationship with CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business, expired effective June 1, 2009. Those two relationships provided 100% of AmerInst’s net premiums earned in 2008. Please see the “Historical Relationship with CNA” and “Historical Relationship with CAMICO” sections below for discussion of the termination of our reinsurance agreements with CNA and CAMICO, respectively. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd. surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No underwriting activity has occurred under the Reinsurance Agreement through September 30, 2009.

Historical Relationship with CNA

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

Included in net income for the nine months ended September 30, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these unaudited condensed consolidated financial statements.

Historical Relationship with CAMICO

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

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

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P. and Aurora Investment Management, LLC provide discretionary investment advice with respect to our equity investments. We have retained Milliman USA, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

We recorded net income of $1,798,424 for the quarter ended September 30, 2009 compared to a net loss of $1,022,165 for the quarter ended September 30, 2008. The net income recorded for the quarter ended September 30, 2009 is mainly attributable to net realized gain on investments, and a decrease in losses and loss adjustment expenses and policy acquisition costs as a result of the finalization of the Commutation Agreement with CNA and the recovery from VSC, offset by a reduction in net premiums, all as discussed above and below in further detail.

Our net premiums earned for the quarter ended September 30, 2009 were $171,272 compared to $2,061,362 for the quarter ended September 30, 2008, a decrease of $1,890,090 or 91.7%. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded net investment income of $64,463 for the quarter ended September 30, 2009 compared to $346,360 for the quarter ended September 30, 2008, a decrease of $281,897 or 81.4.%. The decline in net investment income is due to a lower amount invested in 2009 compared to 2008. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 0.9% for the quarter ended September 30, 2009 compared to 2.6% for the quarter ended September 30, 2008.

Sales of securities during the quarter ended September 30, 2009, net of impairment, resulted in realized gains on investments of $1,780,292 compared to losses of $865,735 during the quarter ended September 30, 2008. The significant increase in realized gains recorded in the third quarter of 2009 primarily related to realized gains on the sale of equity securities.

For the quarter ended September 30, 2009 we recorded loss and loss adjustment recoveries of $434,372 as a result of the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. To determine the loss ratio for the third quarter of 2008 we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned.

We expensed policy acquisition costs of $1,713 in the third quarter of 2009 compared to $594,485 for the same period of 2008, a decrease of $592,772 or 99.7%. The decrease in policy acquisition costs is due to a decrease in net premiums earned. These costs were 1% and 28.8% of net premiums earned for the quarter ended September 30, 2009 and 2008, respectively. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $650,262 for the quarter ended September 30, 2009 compared to $511,121 for the quarter ended September 30, 2008, an increase of $139,141 or 27.2%. The primary reason for this increase was due to increases in directors fees and expenses, management and professional fees, business development expenses and start-up costs of our new business venture.

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement. The reinsurance segment had revenues of $2,016,027 for the quarter ended September 30, 2009 and $1,541,987 for the quarter ended September 30, 2008. Total losses and expenses for this segment were $12,667 for the quarter ended September 30, 2009 and $2,441,059 for the quarter ended September 30, 2008. This resulted in segment income of $2,003,360 for the quarter ended September 30, 2009 and segment loss of $899,072 for the period ended September 30, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $27,503 for the quarter ended September 30, 2009 and $123,093 for the quarter ended September 30, 2008.

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. This segment as of September 30, 2009 had generated no revenue. Operating and management expenses were $177,433 for the quarter ended September 30, 2009 and no expenses were incurred for the quarter ended September 30, 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

We recorded net income of $6,450,904 for the nine months ended September 30, 2009 compared to net loss of $2,407,402 for the nine months ended September 30, 2008. The net income recorded for the nine months ended September 30, 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed above and below in further detail.

Our net premiums earned were $3,227,147 for the nine months ended September 30, 2009 compared to $6,230,098 for the nine months ended September 30, 2008. The change of $3,002,951 represented a 48.2% decrease. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded realized gains, net of impairment, of $1,864,139 during the nine months ended September 30, 2009 compared to $1,835,788 in realized losses, including impairment losses, in the same period of 2008. The significant increase in realized gains recorded in 2009 relates to realized gain on sale of fixed income and equity securities. Net investment income through September 30, 2009 was $671,789 compared to $1,112,680 for the same period of 2008. The decline in net investment income is due to a lower amount invested in 2009 compared to 2008. Annualized investment yield was approximately 2.3% for the nine months ended September 30, 2009 and 2.8% for the first nine months of 2008.

For the nine months ended September 30, 2009 we recorded loss and loss adjustment recoveries of $3,623,591 as a result of, (1) the reduction in loss reserves related to the CNA treaty following the determination of the ultimate settlement amount in view of the finalization of the Commutation Agreement, and (2) the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. To determine total losses for the nine months of 2008, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. Our actual overall loss ratio for the year ended December 31, 2008 was 15.1%.

We expensed policy acquisition costs of $859,364 for the nine months ended September 30, 2009 compared to $1,774,739 for the nine months ended September 30, 2008, a decrease of $915,375 or 51.6%. These costs were 26.6% of premiums earned for the nine-month period ended September 30, 2009 and 28.5% for the nine-month period ended September 30, 2008. The decrease in policy acquisition costs in 2009 was due to the decrease in net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies, which are determined contractually pursuant to reinsurance agreements, and federal excise taxes paid on premiums written to ceding companies.

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement.

The reinsurance segment had revenues of $5,763,075 for the nine months ended September 30, 2009 and $5,506,990 for the nine months ended September 30, 2008. Total losses and expenses for this segment were $(1,210,213) for the nine months ended September 30, 2009 and $7,551,208 for the nine months ended September 30, 2008. This resulted in segment income of $6,973,288 for the nine months ended September 30, 2009 and segment loss of $2,044,218 for the nine months ended September 30, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of September 30, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $158,222 for the nine months ended September 30, 2009 and $363,184 for the nine months ended September 30, 2008.

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. This segment as of September 30, 2009 had generated no revenue. Operating and management expenses were $364,162 for the nine months ended September 30, 2009 and no expenses were incurred for the nine months ended September 30, 2008.

FINANCIAL CONDITION AND LIQUIDITY

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our condensed consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures Topic of the ASC, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2009 and what level within the fair value hierarchy the valuation technique resides.

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

In late 2008 and into 2009, the capital markets were illiquid, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions. Though current market conditions appear to have stabilized and even improved recently resulting in realized and unrealized gains in our investment portfolio, there is still the potential for further instability which could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of September 30, 2009, our total investments were $23,877,140, a decrease of $22,157,784, or 48.1%, from $46,034,924 at December 31, 2008. The decrease was primarily due to the sale of investments from the Company’s fixed income investment portfolio, which had a fair value of $21,376,953 on May 15, 2009, to fund the payment to CNA of $20,550,000 as required by the Commutation Agreement. The cash and cash equivalents balance increased from $887,107 at December 31, 2008 to $6,377,846 at September 30, 2009, an increase of $5,490,739, or 86.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance increased from $316,841 at December 31, 2008 to $691,544 at September 30, 2009, an increase of $374,703. The increase is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2009 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at September 30, 2009 was 19.55:1, compared to a ratio of 1.65:1 at December 31, 2008. The ratio results at September 30, 2009 are due to the reduction in loss reserves arising from the CNA commutation.

As noted in “Historical Relationship with CNA” section above, the Company paid to CNA $20,550,000 on May 22, 2009. Subsequent to the payment of this settlement, the Company will continue to meet its cash flow requirements from its investment portfolios and the investment income that it earns on these, and the Company believes it will continue to remain in compliance with the minimum solvency and liquidity requirement of the insurance regulations of Bermuda. Management believes the Company will have sufficient existing resources to meet future operating expenses and implement its new business plan.

The Bermuda Monetary Authority previously authorized Investco, a wholly-owned subsidiary of AmerInst, to purchase up to 20% of the Company’s common shares from individuals who have died or retired from the practice of public accounting and on a negotiated case-by-case basis. Through November 2, 2009 Investco had purchased 97,030 common shares from individuals who have died or retired for a total purchase price of $2,107,088. In addition, through that date, Investco had purchased in negotiated transactions at various prices 66,615 common shares for a total purchase price of $875,111.

Cash Dividends

We paid a semi-annual dividend of $0.47 per share during the first and third quarters of 2009. The third quarter dividend amount has been reduced by $33,862 for 2009 and $29,080 for 2008, which represents a write-back of uncashed dividends issued prior to the year 2003 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $16.96 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.9% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $40.47 per share as of September 30, 2009.

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

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K other than the following:

Now that our agreement with CNA, our primary insurer, has terminated, if we are unable to successfully implement our new business plan, our ability to generate revenue will be materially adversely affected.

On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, we completed our commutation negotiations and executed the Commutation and Release Agreement with CNA whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

We are currently implementing a new business plan. Effective September 25, 2009, APSL, a wholly-owned subsidiary of AmerInst Mezco, Ltd. which is a wholly-owned subsidiary of AmerInst, entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability. No underwriting activity has occurred through September 30, 2009 under either the Agency Agreement or Reinsurance Agreement.

Because we have only recently entered into the Agency Agreement and Reinsurance Agreement and our ability to generate revenue under either agreement is unproven, neither agreement may result in material revenue or profit. Even if we are able to generate material revenue and or profit from these agreements, we may not be able to do so for a significant period of time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common shares from individual shareholders who have died or retired from the practice of accounting. Through November 2, 2009, Investco had repurchased 97,030 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended September 30, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2009	2,397	$27.85	2,397	N/A
August 2009	—	—	—	N/A
September 2009	—	—	—	N/A
Total	2,397	$27.85	2,397	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through November 2, 2009, Investco had repurchased 66,615 common shares pursuant to such program.

The following table shows information relating to the purchase of shares from shareholders in privately negotiated transactions as described above during the three month period ended September 30, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2009	312	$19.50	312	N/A
August 2009	—	—	—	N/A
September 2009	—	—	—	N/A
Total	312	$19.50	312	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009

Exhibit Number	Description

10.1

Agency Agreement effective September 25, 2009 between AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company

10.2

Professional Liability Quota Share Agreement dated September 25, 2009 between AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company*

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

* Certain provisions are subject to a Request for Confidential Treatment.