Form 10-K
period 2009-12-31
AMERINST INSURANCE GROUP LTD
filed 2010-03-29
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2010, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $26,632,021 based on book value as of June 30, 2009.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 10, 2010	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2009

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, ability to successfully implement a new business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-K, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the successful implementation of the our new business plan;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly-owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Our investment portfolio is held and managed by Investco.

Entry into Agency Agreement

Effective September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No underwriting activity under the Agency Agreement occurred through December 31, 2009.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd. surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No underwriting activity occurred under the Reinsurance Agreement through December 31, 2009.

Historical Relationship with CNA

Historically, the primary business activity of our wholly owned insurance subsidiary, AMIC Ltd., had been to act as a reinsurer of professional liability insurance policies that were issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states.

Our reinsurance activity depends upon agreements with outside parties. AMIG, our predecessor entity, began our reinsurance relationship with CNA in 1993.

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

On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (the “Commutation Agreement”) whereby:

•	Our relationship with CNA terminated effective December 31, 2008;

•	AMIC Ltd. paid to CNA $20,550,000 on May 22, 2009;

•	CNA released and discharged AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. released and discharged CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties were discharged;

•	The 2009 Reinsurance Treaties were rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties were void as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the twelve months ended December 31, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these consolidated financial statements.

Historical Relationship with CAMICO

From June 1, 2005 through May 31, 2009, we were a party to a reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”) a California-based writer of accountants’ professionally liability business.

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

Attorneys’ Professional Liability Coverage

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company (“PDIC”). This participation terminated on December 31, 2003. We remain potentially liable for claims related to this period of coverage.

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of Cedar Management Limited. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2010 and ending December 31, 2010. Mr. Stuart Grayston, our President, is a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Vice President and Treasurer, is an officer, director and employee of Cedar Management Limited.

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provides accounting functions to APSL pursuant to a letter of understanding dated January 21, 2010. The letter has an effective date of January 1, 2010 and terminates on December 31, 2010.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys; primarily AON Corporation, a large international corporation with 36,000 employees in over 120 countries which has a relationship with CNA Financial Corporation, and CAMICO Mutual Insurance Company, a California-based writer of accountants’ professional liability business.

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

APSL, a Delaware corporation, subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms, continues to work closely with C&F to secure regulatory approval from various state insurance departments. As of March 18, 2010, APSL has received regulatory approval in 42 states and the District of Columbia.

Bermuda Regulation

AMIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act of 1978, as amended, and Related Regulations (collectively, the “Insurance Act”), which provide that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). In deciding whether to grant registration, the BMA has discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the BMA may impose conditions relating to the writing of certain types of insurance.

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited statutory financial statements and maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of which must certify each year that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. Furthermore, the BMA is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

An insurer’s registration may be canceled by the BMA on grounds specified in the Insurance Act, including the failure of the insurer to comply with the obligations of the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Every registered insurer must appoint an independent auditor approved by the BMA. That auditor must annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA. The approved auditor may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, and an opinion of a loss reserve specialist in respect of its loss and loss expense provisions, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of an insurance company becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict it from making such payments to such extent as the BMA may think fit.

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AMIC Ltd. in an investment subsidiary, AmerInst Investment Company, Ltd. (“Investco”), requires the specific approval of the BMA for classification as a relevant asset, which we have received up to an amount sufficient to meet the minimum liquidity ratio.

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the BMA may direct an insurer to produce documents or information in relation to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or if the insurer is in breach of the Insurance Act or the regulations or of any condition imposed on its registration as an insurer, the BMA may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premiums.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the principal representative may not cease to act as such, unless the BMA is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to him within 14 days. Examples of such an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio.

Except for business related to APSL, our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. We do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2009 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2009, approximately $30 million was available for the payment of dividends to shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2009 and 2008 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2009	$1,000,000	$31,177,595	$9,445,328	$9,445,328
December 31, 2008	$3,662,424	$24,632,564	$29,227,476	$30,251,246

The December 31, 2008 Actual Relevant Assets position has been restated from $66,540,279 to $30,251,246 to properly reflect the Actual Relevant Assets position approved by the BMA in that year.

AMIC Ltd. writes more than 50% unrelated business and consequently, in accordance with the requirements of the Insurance Amendment Act 2008, was reclassified as a Class 3A reinsurer effective January 1, 2009. The reclassification will not result in any changes in statutory requirements.

Customers

Our only sources of income, other than our investment portfolio, are our Agency Agreement and Reinsurance Agreement. Without such agreements, we believe current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

At December 31, 2009, APSL had three employees, all of which were full-time.

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provides accounting functions to APSL pursuant to a letter of understanding dated January 21, 2010. The letter has an effective date of January 1, 2010 and terminates on December 31, 2010.

Other operating activities, as well as certain management functions, are performed by Cedar Management Limited under the direction of our board of directors pursuant to a contract. This contract may be terminated by either party on not more than 90 and not less than 60 days prior written notice.

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

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement. See Note 12, Segment Information, of the notes to the consolidated financial statements contained in Item 12 of this annual report on Form 10-K for financial information concerning these segments.

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

We may not be able to generate material revenue or profit under our new agency and reinsurance agreements.

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

Effective September 25, 2009, APSL, a wholly-owned subsidiary of AmerInst Mezco, Ltd. which is a wholly-owned subsidiary of AmerInst, entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability. No underwriting activity occurred through December 31, 2009 under either the Agency Agreement or Reinsurance Agreement.

Because we have only recently entered into the Agency Agreement and Reinsurance Agreement and our ability to generate revenue under either agreement is unproven, neither agreement may result in material revenue or profit. Even if we are able to generate material revenue and or profit from these agreements, we may not be able to do so for a significant period of time.

If our agreements with C&F are terminated or C&F chooses not to renew them, our ability to generate revenue would be adversely affected.

We anticipate that the great majority of our revenue in the near future will be derived from (i) the commissions earned by APSL, a wholly-owned subsidiary of Mezco which is a wholly-owned subsidiary of AmerInst, through the Agency Agreement with C&F and (ii) the reinsurance activity under the Reinsurance Agreement between AMIC Ltd., our wholly-owned subsidiary, and C&F. Therefore if C&F should terminate or choose not to renew one or both of those agreements or should renew them on terms less favorable to us, our ability to generate revenue may be adversely affected.

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

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete solely in the United States reinsurance and insurance markets. Some of our competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. If we are unable to successfully compete against these companies our profitability could be adversely affected.

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

Our inability to retain senior executives and other key personal could adversely affect our business.

The successful implementation of our new business plan is dependent upon our ability to retain APSL senior executives and other qualified employees. In November 2009, we entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 25 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and our key employees were not to renew their relationship with us, or only upon terms that were not acceptable to us, then our business could be harmed.

Your ownership of our shares does not guarantee insurance coverage.

The ownership of our common shares by an accounting firm or individual practitioner will not guarantee that such firm or individual will thereafter be able to obtain professional liability insurance under other policies reinsured by AMIC Ltd., or that such insurance will be competitively priced.

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

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The recent market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

We may be impacted by claims relating to the recent financial market turmoil.

We reinsure professional liability insurance for certified public accountants. The financial institutions and financial services segment has been particularly impacted by the recent financial market turmoil. As a result, accountants that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations require AMIC Ltd. to:

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

None of our Bermuda entities is licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, we anticipate that in the near future the majority of our revenue will be derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement by AMIC Ltd. with C&F which represent a group of companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, and our personnel do not solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

A downgrade in our A.M. Best rating or that of C&F could impair our ability to sell insurance policies or those of C&F.

Our new business plan met A. M. Best’s higher capitalization requirements, which mandate a more conservative level of risk based capital. A. M. Best is the most widely recognized insurance company rating agency. In December 2009, A. M. Best affirmed AmerInst’s financial strength rating of A- (Excellent) and issuer credit rating of “a-.” A. M. Best also affirmed that the outlook assigned to both ratings is stable.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating may impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

If A.M. Best requires us to increase our capital in order to maintain our rating and we are unable to raise the required amount of capital to be contributed to our subsidiaries, A.M. Best may downgrade our rating.

Similarly, if C&F’s A. M. Best’s rating should ever be reduced, this could adversely affect our ability to solicit, underwrite, quote, bind, issue or endorse accountants’ professional liability and lawyers’ professional liability insurance coverage under our Agency Agreement with C&F or to reinsure under the Reinsurance Agreement a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Investco, our subsidiary, currently owns approximately 25.9% of our outstanding shares of common stock and has the ability to purchase additional shares. Shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

In addition, because our Statement of Share Ownership Policy limits each shareholder other than Investco to owning no more than 20,000 shares of our common stock and our Bye-laws permit our board of directors to implement provisions requiring board approval of all transfers of common stock, it may be difficult for any individual or entity to obtain voting control of AmerInst.

Finally, our Bye-laws provide for a classified board of directors which could have the effect of delaying or preventing a change of control or management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2009, are as follows:

2010	$39,544
2011	54,043
2012	55,801
2013	57,558
2014	14,150

$221,096

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common shares. Although our Bye-Laws provide that all transfers of our common shares must be approved by our Board of Directors or a committee of the Board, on December 12, 2008, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy and removed all Board-imposed restrictions on the beneficial ownership and transfer of AmerInst’s common shares except that the number of common shares of AmerInst that may be beneficially owned (as defined in Rules 16a-1 and 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) by any shareholder shall be limited to 20,000 shares.

Notwithstanding the absence of a public market for our common shares, we have a policy of having Investco, which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of public accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last year-end net book value per share or $39.99 per share.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through March 1, 2010, Investco had purchased 93,874 common shares from shareholders who had died or retired for a total purchase price of $2,019,194. From time to time, Investco has also purchased common shares in privately negotiated transactions. Through that date, Investco had purchased an additional 66,615 common shares in such privately negotiated transactions for a total purchase price of $875,111.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2009	1,209	$27.85	1,209	N/A
November 2009	—	—	—	N/A
December 2009	—	—	—	N/A
Total	1,209	$27.85	1,209	N/A

As of March 1, 2010, there were 1,894 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.47 per share with payments in March and September. During 2009, the dividend amount paid was reduced by $33,862, which represented a write back of uncashed dividends issued prior to 2003 to shareholders that we have been unable to locate. During 2008, the dividend amount paid was reduced by $29,080, which represented a write back of uncashed dividends issued prior to 2001 to shareholders that we have been unable to locate. During 2009 and 2008, we paid ordinary cash dividends of $662,249 and $673,514, respectively, net of the write back, representing two semi-annual payments of $0.47 per share. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a Company that provides availability of insurance for the Certified Public Accountant (“CPA”) profession, and that engages in investment activities. Through APSL, a Delaware corporation and a wholly-owned subsidiary of Mezco which is a wholly-owned subsidiary of AmerInst, we act as the exclusive agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. We conduct our reinsurance business through AMIC Ltd., our wholly-owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement. See Note 12, Segment Information, of the notes to the consolidated financial statements contained in Item 12 of this annual report on Form 10-K for financial information concerning these segments.

The reinsurance segment had revenues of $6,439,547 for the year ended December 31, 2009 and $5,292,131 for the year ended December 31, 2008. Total losses and expenses for this segment were $(238,891) for the year ended December 31, 2009 and $5,458,169 for the year ended December 31, 2008. This resulted in segment income of $6,678,438 for the year ended December 31, 2009 and segment loss of $166,038 for the year ended December 31, 2008.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of December 31, 2009 had generated no revenue. Operating and management expenses in the marketing phase of development were $155,813 for the year ended December 31, 2009 and $467,745 for the year ended December 31, 2008.

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. This segment as of December 31, 2009 had generated no revenue. Operating and management expenses were $771,088 for the year ended December 31, 2009 and no expenses were incurred for the year ended December 31, 2008.

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

Our results of operations for the years ended December 31, 2009 and December 31, 2008 are discussed below.

We operate our business with no long-term debt, no capital lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. AmerInst’s access to operating cash flows of its subsidiaries is from the payment of dividends.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we reserve is based on actuarial estimates which were prepared as of September 30 and December 31, 2009 and June 30 and December 31, 2008. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As at December 31, 2009, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $1.2 million, the high estimate was $1.5 million, and the central estimate was $1.3 million. We selected reserves of $1,510,478 as of December 31, 2009, which is at the high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

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

Results of Operations

We recorded a net income of $5,751,537 in 2009, compared to net loss of $633,783 in 2008.

The net income recorded for the year ended December 31, 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, and the recovery from VSC, offset by a reduction in net premiums, as discussed below in further detail.

Net realized gain/(loss) on investments includes other than temporary impairment charges of $847,889 in 2009 and $5,271,859 in 2008.

Net premiums earned decreased by 61.3% in 2009 to $3,235,446 from $8,367,209 in 2008. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception and the decision not to renew the CAMICO contract.

Net premiums written in 2009 were $(383,926), a decrease of $8,777,631 from $8,393,705 in 2008. The decrease in net premiums written was due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception and the decision not to renew the CAMICO contract. We continue to look for ways in which it may be advantageous to expand our business to include the reinsurance of lines of coverage other than accountants’ professional liability.

Net investment income includes amounts earned on the Company’s investment portfolio and cash equivalents, and dividends on equity investments, net of investment expenses. Net investment income decreased by $716,661, or 48.3%, in 2009 to $766,512 from $1,483,173 in 2008. The decline in net investment income is due to a lower amount available for investment in 2009 compared to 2008.

Net realized gain increased by $6,995,840 in 2009 to $2,437,589 from a net realized loss of $4,558,251 in 2008. The significant increase in realized gains recorded in 2009 was primarily related to realized gains on the sale of equity securities and a reduction in the recorded impairment charges in 2009 compared to 2008.

Invested assets, including investments, cash and cash equivalents and restricted cash and cash equivalents, decreased by $15,883,334 or 33.6%, to $31,355,538 in 2009 compared to $47,238,872 in 2008. The decrease was primarily due to the sale of investments from the Company’s fixed income investment portfolio to fund the payment to CNA of $20,550,000 as required by the Commutation Agreement. Investment yield of net investment income and net realized gains and losses in 2009 as of December 31 was 8.2% as compared to (5.9%) in 2008, due to the realized gains on sales of equity securities and a reduction in the recorded impairment charges in 2009 compared to 2008, and compared to the realized loss on investments in 2008. The investment yield of net investment income was 2.0% in 2009 and 2.9% in 2008.

Unrealized gain on investments was $6,611,053 at December 31, 2009 compared to $2,731,362 at December 31, 2008. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The 142.0% increase in unrealized gain on investments was due primarily to an improvement in the value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2009 and 2008 is as follows:

	2009	2008
U.S. government agency securities	12%	17%
Corporate bonds	2	—
Obligations of state and political subdivisions	23	46
Equity securities	63	37

	100%	100%

Loss and loss adjustment recoveries of $2,924,184 were recorded in 2009 compared to loss and loss adjustment expenses of $1,261,347 in 2008. The 2009 recorded recoveries are as a result of, (1) the reduction in loss reserves related to the CNA treaty following the determination of the ultimate settlement amount in view of the finalization of the Commutation Agreement, and (2) the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was (90.4%) in 2009 and 15.1% in 2008. The reason for the favorable development of prior years’ estimates is discussed in more detail on page 27 under the caption “Losses and Loss Adjustment Expenses.”

Policy acquisition costs of $868,155 were expensed in 2009 compared to $2,379,800 in 2008, a decrease of 63.5%. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. Such costs as a percentage of premiums earned were 26.8% in 2009 and 28.4% in 2008.

Total operating and management expenses were $2,744,039 for 2009 compared to $2,284,767 for 2008, an increase of $459,272, primarily due to an increase in directors fees and expenses, management and professional fees, business development expenses and start-up costs of our new business venture.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification 820 (“ASC 820”), ”Fair Value Measurements and Disclosures” as of December 31, 2009 and 2008.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
U.S. government agency securities:
Mortgage-backed securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (other than hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2008
U.S. government agency securities:
Mortgage-backed securities	$7,635,489	$7,635,489	$		$7,635,489	$
Non-mortgage-backed securities	7,787,938	7,787,938			7,787,938
Obligations of state and political subdivisions	13,707,329	13,707,329			13,707,329

Total fixed maturity investments	29,130,756	29,130,756

Equity securities (other than hedge fund)	15,751,620	15,751,620		15,751,620
Hedge fund	1,152,548	1,152,548					1,152,548

Total equity securities	16,904,168	16,904,168

Total investments	$46,034,924	$46,034,924		$15,751,620	$29,130,756		$1,152,548

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2009	$1,152,548
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	237,189
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2009	$1,389,737

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(334,718)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$1,152,548

Upon the adoption of ASC 320, Investments—Debt and Equity Securities effective April 1, 2009, the Company changed its process for assessing whether declines in the fair value of its fixed maturity investments represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the fixed maturity investment or (2) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at December 31, 2009. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2009 amounted to $42,142 compared to $33,016 as of December 31, 2008. This increased loss was mainly attributable to fixed income securities which we determined were not other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The change in unrealized losses from these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $847,889 and $5,271,859 on 28 and 47 equity securities during the years ended December 31, 2009 and 2008, respectively.

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

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures Topic of the ASC, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2009 and what level within the fair value hierarchy the valuation technique resides.

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

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationship, and are included in the Level 2 fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

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

As of December 31, 2009, our total investments were $27,148,989, a decrease of $18,885,935, or 41.0%, from $46,034,924 at December 31, 2008. The decrease was primarily due to the sale of investments from the Company’s fixed income investment portfolio to fund the payment to CNA of $20,550,000 as required by the Commutation Agreement. The cash and cash equivalents balance increased from $887,107 at December 31, 2008 to $3,472,529 at December 31, 2009, an increase of $2,585,422, or 291.4%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance increased from $316,841 at December 31, 2008 to $734,020 at December 31, 2009, an increase of $417,179. The increase is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2009 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at December 31, 2009 was 13.14:1, compared to a ratio of 1.65:1 at December 31, 2008. The ratio results at December 31, 2009 are due to the reduction in loss reserves arising from the CNA commutation.

As noted in “Historical Relationship with CNA” section above, the Company paid to CNA $20,550,000 on May 22, 2009. Subsequent to the payment of this settlement, the Company will continue to meet its cash flow requirements from its investment portfolios and the investment income that it earns on these, and the Company believes it will continue to remain in compliance with the minimum solvency and liquidity requirements of the insurance regulations of Bermuda. Management believes the Company will have sufficient existing resources to meet future operating expenses and implement its new business plan.

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

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was nil at December 31, 2009 and $352,085 at December 31, 2008. This balance fluctuates due to the timing of renewal premiums written.

Assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. This balance was $148,850 at December 31, 2009.

The funds deposited with a reinsurer represent cash placed with the ceding company as collateral for obligations assumed under the attorneys’ liability program written in 2003.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from $1,044,347 at December 31, 2008 to nil due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

Prepaid expenses and other assets were $215,098 at December 31, 2009, a decrease of 5.8% from 2008. These expenses relate to prepaid directors and officers’ liability insurance costs, director’s retainer, and management fees.

AmerInst paid two semi-annual dividends of $0.47 per share during 2009 and 2008. During 2009, the dividend amount was reduced by $33,862, which represents a write back of uncashed dividends issued prior to 2003 to shareholders that we have been unable to locate. During 2008, the dividend amount was reduced by $29,080, which represents a write back of uncashed dividends issued prior to 2001 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $16.96 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.83% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $39.99 per share as of December 31, 2009.

Total dividends declared were $662,249 and $673,514 in 2009 and 2008, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to build surplus to retain flexibility for future business expansions.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2009 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As at December 31, 2009, approximately $30 million was available for the payment of dividends to shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary, Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2009 and 2008 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2009	$1,000,000	$31,177,595	$9,445,328	$9,445,328
December 31, 2008	$3,662,424	$24,632,564	$29,227,476	$30,251,246

The December 31, 2008 Actual Relevant Assets position has been restated from $66,540,279 to $30,251,246 to properly reflect the Actual Relevant Assets position approved by the BMA in that year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2010, Investco had purchased 93,874 common shares from shareholders who had died or retired for a total purchase price of $2,019,194. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 66,615 common shares in such privately negotiated transactions for a total purchase price of $875,111.

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

An actuarial review and projection was performed for us by our independent actuary as of September 30 and December 31, 2009 and as of June 30 and December 31, 2008. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations, we recorded a reduction of approximately $5,400,000 in recognition of positive development recorded as a result of updating the estimated liability for unpaid loss and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, and the recovery from VSC.

As a result of the commutation, the Company does not carry any loss reserves relating to the CNA program. Loss reserves relate only to the attorneys’ professional liability coverage (“PDIC”) and CAMICO Mutual Insurance Company (“CAMICO”) programs and were calculated under the methodologies described below.

PDIC was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. To calculate the policy year ultimate losses and allocated loss adjustment expenses for PDIC the actuary applied incurred loss development, incurred Bornhuetter-Ferguson (“BF”), and expected loss methods to the actual PDIC experience. In the calculations, the actuary used industry incurred loss and allocated loss adjustment expenses development patterns and an a priori loss and allocated loss adjustment expenses ratio for use in the BF and expected loss and allocated loss adjustment expenses method calculations. The a priori loss and allocated loss adjustment expenses ratio was selected judgmentally based on the Company’s unpaid claim liability review as of December 31, 2008. The actuary judgmentally selected low and high scenario loss ratio estimates around their central loss ratio estimates. The low and high scenario ultimate loss and allocated loss adjustment expenses estimates were calculated by multiplying net earned premium through December 31, 2009 by the low and high scenario loss ratio selections.

CAMICO was a new program for the Company in 2005. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred BF, and expected loss and allocated loss adjustment expenses ratio methods to the actual CAMICO experience as of December 31, 2009. In the calculations, the actuary used industry benchmark paid and incurred loss and allocated loss adjustment expenses development patterns. The a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expenses method calculations were selected judgmentally based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2008 and September 30, 2009.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of US Dollars)

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross Liability for Loss and LAE Reserves	$25,037	$27,703	$29,243	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	674	674	674	674	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$24,363	$27,029	$28,569	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Losses Re-estimated as of:
One Year Later	$24,368	$24,873	$27,993	$25,193	$27,210	$27,454	$26,323	$25,521	$22,139	$22,139	—
Two Years Later	20,602	24,297	23,514	23,676	24,962	24,893	23,493	19,780	18,006
Three Years Later	20,026	21,008	21,997	21,429	22,400	22,062	17,752	15,143
Four Years Later	17,724	19,491	19,750	18,867	19,570	16,321	13,916
Five Years Later	16,207	17,244	17,188	16,037	13,836	14,115
Six Years Later	14,437	15,215	14,688	11,783	12,976
Seven Years Later	12,966	13,430	11,221	11,120
Eight Years Later	11,840	11,639	10,707
Nine Years Later	11,102	11,160
Ten Years Later	10,718
Cumulative Redundancy (Deficiency)	13,645	15,869	17,862	18,685	15,748	15,586	14,968	13,017	9,404	3,312	—
Cumulative Amount Paid Through:
One Year Later	3,302	4,340	3,851	3,697	3,557	4,678	3,820	3,314	3,970	19,902	—
Two Years Later	6,726	7,073	6,600	6,165	6,943	7,729	6,166	6,310	17,208
Three Years Later	8,592	8,904	8,145	7,915	8,995	9,049	8,176	14,653
Four Years Later	9,747	9,781	8,736	8,954	9,690	10,225	13,675
Five Years Later	10,028	9,906	9,174	9,079	10,149	13,957
Six Years Later	9,895	10,142	9,240	9,205	12,885
Seven Years Later	9,989	10,173	9,299	11,120
Eight Years Later	10,001	10,196	10,707
Nine Years Later	10,006	11,159
Ten Years Later	10,719

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

The above table presents the development of balance sheet liabilities for 1999 through 2009 as of year-end 2009, and includes the CNA program liabilities through 2008. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2005 liability has developed a $14,968,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2005 year end liability was originally $28,885,000. As of December 31, 2009, we had paid $13,675,000 of the currently estimated $13,916,000 of losses and LAE that had been incurred for 2005 and prior years through the end of 2009; thus an estimated $241,000 in losses incurred through 2005 remain unpaid as of the current financial statement date.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as at December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 29, 2010

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(expressed in U.S. dollars)

	2009	2008
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $9,394,968 and $28,471,984)	$9,548,441	$29,130,756
Equity securities, at fair value (cost $11,142,968 and $14,831,578)	17,600,548	16,904,168

TOTAL INVESTMENTS	27,148,989	46,034,924
Cash and cash equivalents	3,472,529	887,107
Restricted cash and cash equivalents	734,020	316,841
Assumed reinsurance premiums receivable	—	352,085
Funds deposited with a reinsurer (Note 3)	113,382	113,382
Accrued investment income	90,851	330,794
Property and equipment	100,157	—
Deferred policy acquisition costs	—	1,044,347
Prepaid expenses and other assets	215,098	228,435

TOTAL ASSETS	$31,875,026	$49,307,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$1,510,478	$24,416,157
Unearned premiums	—	3,619,371
Assumed reinsurance payable	148,850	—
Accrued expenses and other liabilities	727,319	516,143

TOTAL LIABILITIES	$2,386,647	$28,551,671

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2009 and 2008: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	20,846,392	15,757,104
Accumulated other comprehensive income	6,611,053	2,731,362
Shares held by Subsidiary (257,820 and 250,035 shares) at cost	(5,251,612)	(5,014,768)

TOTAL SHAREHOLDERS’ EQUITY	29,488,379	20,756,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,875,026	$49,307,915

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

	2009	2008
REVENUES
Net premiums earned (Note 1)	$3,235,446	$8,367,209
Net investment income (Note 4)	766,512	1,483,173
Net realized gain (loss) on investments (Note 4)	2,437,589	(4,558,251)

TOTAL REVENUES	6,439,547	5,292,131

LOSSES AND EXPENSES
Losses and loss adjustment (recoveries) expenses (Note 5)	(2,924,184)	1,261,347
Policy acquisition costs	868,155	2,379,800
Operating and management expenses (Note 8)	2,744,039	2,284,767

TOTAL LOSSES AND EXPENSES	688,010	5,925,914

NET INCOME (LOSS) BEFORE TAX	5,751,537	(633,783)

Income tax expense (Note 9)	—	—
NET INCOME (LOSS) AFTER TAX	5,751,537	(633,783)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) arising during the period	6,317,280	(9,455,793)
Reclassification adjustment for (gain) loss included in net income	(2,437,589)	4,558,251

OTHER COMPREHENSIVE INCOME (LOSS)	3,879,691	(4,897,542)

COMPREHENSIVE INCOME (LOSS)	$9,631,228	$(5,531,325)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$7.77	$(0.85)

Weighted average number of common shares outstanding for the year	739,932	746,701

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2008	$995,253	$6,287,293	$17,064,401	$7,628,904	$(4,863,152)	$27,112,699
Net (loss)	—	—	(633,783)	—	—	(633,783)
Other comprehensive income
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(4,897,542)	—	(4,897,542)
Purchase of shares by subsidiary	—	—	—	—	(151,616)	(151,616)
Dividends ($0.94 per share)	—	—	(673,514)	—	—	(673,514)

BALANCE AT DECEMBER 31, 2008	$995,253	$6,287,293	$15,757,104	$2,731,362	$(5,014,768)	$20,756,244

Net income	—	—	5,751,537	—	—	5,751,537
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	3,879,691	—	3,879,691
Purchase of shares by subsidiary	—	—	—	—	(236,844)	(236,844)
Dividends ($0.94 per share)	—	—	(662,249)	—	—	(662,249)

BALANCE AT DECEMBER 31, 2009	$995,253	$6,287,293	$20,846,392	$6,611,053	$(5,251,612)	$29,488,379

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,751,537	$(633,783)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net discounts (premiums) on investments	68,510	(126,707)
Net realized (gains) losses on sale of investments	(2,437,589)	4,558,251
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	500,935	253,671
Accrued investment income	239,943	(67,611)
Deferred policy acquisition costs	1,044,347	(1,618)
Prepaid expenses and other assets	13,337	6,967
Liability for losses and loss adjustment expenses	(22,905,679)	(2,993,465)
Unearned premiums	(3,619,371)	26,496
Accrued expenses and other liabilities	211,176	130,459

Net cash (used in) provided by operating activities	(21,132,854)	1,152,660

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(417,179)	524,761
Purchases of property and equipment	(100,157)	—
Purchases of available-for-sale securities	(12,498,473)	(27,175,102)
Proceeds from sales of available-for-sale securities	34,235,694	20,456,120
Proceeds from maturities of fixed maturity investments	3,397,484	4,975,000

Net cash provided by (used in) investing activities	24,617,369	(1,219,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(662,249)	(673,514)
Purchase of shares by subsidiary	(236,844)	(151,616)

Net cash used in financing activities	(899,093)	(825,130)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,585,422	(891,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	887,107	1,778,798

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,472,529	$887,107

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst” or the “Company”) was formed under the laws of Bermuda in 1998. The Company, through its wholly-owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties.

Entry into Agency Agreement

Effective September 25, 2009, AmerInst Professional Services, Limited (“APSL”), a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly-owned subsidiary of AmerInst, entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No underwriting activity occurred through December 31, 2009.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd. surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No underwriting activity occurred under the Reinsurance Agreement through December 31, 2009.

Historical Relationship with CNA

Historically, the primary business activity of our wholly owned insurance subsidiary, AMIC Ltd., has been to act as a reinsurer of professional liability insurance policies that are issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states.

Our reinsurance activity depends upon agreements with outside parties. In August 1993, AMIG, our predecessor entity, began our reinsurance relationship with CNA. On January 5, 2009, AMIC Ltd. received written notice from CNA Financial Corporation (“CNA”) that CNA did not intend to renew the reinsurance program encompassed by the AmerInst Insurance Company Limited Accountants Professional Liability Treaty and the Value Plan Policies Accountants Professional Liability Quota Share Treaty (the “Reinsurance Treaties”). In 2008, the business relationship with CNA accounted for approximately 95% of AmerInst’s net premiums earned.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby:

•	Our relationship with CNA terminated effective December 31, 2008;

•	AMIC Ltd. paid to CNA $20,550,000 on May 22, 2009;

•	CNA released and discharged AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. released and discharged CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties were discharged;

•	The 2009 Reinsurance Treaties were rescinded and terminated retroactive to their inception; and

•	The 2009 Reinsurance Treaties were void as though they never existed.

The Company has reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the year ended December 31, 2009 is earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties are not recorded in these consolidated financial statements.

Historical Relationship with CAMICO

From June 1, 2005 through May 31, 2009, we were a party to a reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business. Effective June 1, 2009, we decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms. In 2008, the business relationship with CAMICO accounted for approximately 5% of AmerInst’s net premiums earned. We remain potentially liable for claims related to coverage through May 31, 2009.

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989 – 1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

Attorney’s Professional Liability Coverage

Effective January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company. This participation terminated on December 31, 2003. We remain potentially liable for claims related to this period of coverage.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AmerInst and its operating wholly-owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., APSL and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

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

Investments

AmerInst classifies all of its investments as available-for-sale. Accordingly, AmerInst reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income. Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowance quarterly.

Net income per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

New Accounting Pronouncements

Accounting Standards Adopted

On September 15, 2009, the Company adopted FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105” or “The Codification”). ASC 105 is a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which became effective on November 13, 2008, and identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. It also arranged these sources of U.S. GAAP in a hierarchy for users to apply. ASC 105 provides for a single source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements. The Codification carries the same level of authority and supersedes SFAS 162 and all other accounting and reporting standards. The U.S. GAAP hierarchy has been modified to include two levels of U.S. GAAP: authoritative and non-authoritative.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Company adopted the provisions of the FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures—Overall—Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments—Overall—Disclosure” (“ASC 825-10-50”), and ASC 320-10-35, “Investments—Debt and Equity Securities—Overall—Subsequent Measurement” (“ASC 320-10-35”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

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

ASC 825-10-50 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this standard, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-50 now requires these disclosures at every reporting period, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

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

Accounting Standards Not Yet Adopted

In January 2010, the FASB issued the revised guidance for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance is effective for the first reporting period

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this revised guidance on the consolidated financial statements.

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral for AMIC Ltd.’s liabilities to them. At December 31, 2009 and 2008 $113,382 was held in deposits pursuant to the 2003 excess reinsurance agreement with PDIC. Also at December 31, 2008, the carrying value of investments in a trust account held by Bank of New York pursuant to reinsurance agreements in effect from 1989 to mid-1993 was $2,256. Additionally, at December 31, 2008, AMIC Ltd. had provided CNA with a Section 114 Trust, held by JPMorgan Chase Bank, with restricted cash and cash equivalents and investments with a carrying value of $24,343,002, respectively. At December 31, 2009 and 2008 AMIC Ltd. provided CAMICO with a Letter of Credit held by National City Bank with supporting investments with a carrying value of $3,631,714 and $4,019,995, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2009 and 2008 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009 Fixed maturity investments:
Obligations of states and political subdivisions	$5,862,796	$159,640	$(36,361)	$5,986,075
Mortgage-backed securities (U.S. agency backed)	3,025,655	14,031	(5,781)	3,033,905
Corporate bonds	506,517	21,944	—	528,461

Total fixed maturity investments	9,394,968	195,615	(42,142)	9,548,441

Equity securities	10,142,968	6,067,843	—	16,210,811
Hedge fund	1,000,000	389,737	—	1,389,737

Total equity securities	11,142,968	6,457,580	—	17,600,548

Total investments	$20,537,936	$6,653,195	$(42,142)	$27,148,989

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008 Fixed maturity investments:
Obligations of states and political subdivisions	$20,940,760	$559,499	$(4,992)	$21,495,267
Mortgage-backed securities (U.S. agency backed)	7,531,224	104,265	—	7,635,489

Total fixed maturity investments	28,471,984	663,764	(4,992)	29,130,756

Equity securities	13,831,578	1,948,066	(28,024)	15,751,620
Hedge fund	1,000,000	152,548	—	1,152,548

Total equity securities	14,831,578	2,100,614	(28,024)	16,904,168

Total investments	$43,303,562	$2,764,378	$(33,016)	$46,034,924

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized loss on investments at December 31, 2009 and 2008 are categorized as follows:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$—	—	$494,219	$(5,781)	$494,219	$(5,781)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities (U.S. agency backed)	—	—	2,012,739	(36,361)	2,012,739	(36,361)

Total fixed maturity investments	—	—	2,506,958	(42,142)	2,506,958	(42,142)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$2,506,958	$(42,142)	$2,506,958	$(42,142)

As of December 31, 2009, there were approximately 6 securities in an unrealized loss position with an estimated fair value of $2,506,958. Of these securities, there is no security that has been in an unrealized loss position for 12 months or greater. As of December 31, 2009, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$525,000	$522,413
Due after one year through five years	5,181,070	5,352,171
Due after five years through ten years	663,243	639,952
Due after ten years	—	—

Subtotal	6,369,313	6,514,536
Mortgage-backed securities (U.S. agency backed)	3,025,655	3,033,905

Total	$9,394,968	$9,548,441

Information on sales and maturities of investments are as follows:

	2009	2008
Total proceeds on sales of securities	$34,235,694	$20,456,120
Total proceeds from maturities of fixed maturity investments	3,397,484	4,975,000
Gross gains on sales	5,169,129	1,225,335
Gross losses on sales	(1,883,651)	(1,767,121)
Impairment losses	(847,889)	(4,016,465)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with FASB ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2009 and 2008.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
U.S. government agency securities:
Mortgage-backed securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (other than hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2008
U.S. government agency securities:
Mortgage-backed securities	$7,635,489	$7,635,489	$		$7,635,489	$
Non-mortgage-backed securities	7,787,938	7,787,938			7,787,938
Obligations of state and political subdivisions	13,707,329	13,707,329			13,707,329

Total fixed maturity investments	29,130,756	29,130,756

Equity securities (other than hedge fund)	15,751,620	15,751,620		15,751,620
Hedge fund	1,152,548	1,152,548					1,152,548

Total equity securities	16,904,168	16,904,168

Total investments	$46,034,924	$46,034,924		$15,751,620	$29,130,756		$1,152,548

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2009	$1,152,548
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	237,189
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2009	$1,389,737

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

Fair value measurement using significant unobservable inputs (Level 3) hedge fund
Balance classified as Level 3, January 1, 2008	$1,487,266
Total gains or losses included in earnings:	—
Net realized gains	—
Change in fair value of hedge fund investments	(334,718)
Purchases or sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$1,152,548

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures Topic of the ASC, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2009 and what level within the fair value hierarchy the valuation technique resides.

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

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationship, and are included in the Level 2 fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Major categories of net interest and dividend income are summarized as follows:

	2009	2008
Interest earned:
Fixed maturity investments	$628,724	$1,340,972
Short term investments and cash and cash equivalents	5,795	42,552
Dividends earned	300,397	325,970
Investment expenses	(168,404)	(226,321)

Net investment income	$766,512	$1,483,173

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses and related reinsurance recoveries receivable at December 31, 2009 and 2008 are as follows:

	2009	2008
Case basis estimates	$516,478	$6,330,571
Incurred But Not Reported	994,000	18,085,586

Totals	$1,510,478	$24,416,157

Liability for losses and loss adjustment expense activity is as follows:

	2009	2008
Liability—beginning of year	$24,416,157	$27,409,622

Incurred related to:
Current year	—	5,814,347
Prior years	(2,924,184)	(4,553,000)

Total incurred	(2,924,184)	1,261,347

Paid related to:
Current year	—	(60,654)
Prior years	(19,981,495)	(4,194,158)

Total paid	(19,981,495)	(4,254,812)

Liability—end of year	$1,510,478	$24,416,157

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses decreased by $2,924,184 and $4,553,000 in 2009 and 2008, respectively. The 2009 decrease related mainly to the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, and the recovery from VSC, as discussed in detail in Note 1. The positive loss development in 2008 reflected the recognition of better than expected loss emergence in the prior policy years rather than explicit changes to our actuarial assumptions.

6. SHAREHOLDERS’ EQUITY

Notwithstanding the absence of a public market for our common shares, we have a policy of having Investco, which holds our investment portfolio, purchase shares owned by our shareholders who have retired from the practice of accounting or have died. We are currently prepared to repurchase those shares at a price equal to the greater of the last year-end net book value per share or $39.99 per share.

7. PREMIUMS WRITTEN

Premiums written were $(383,926) and $8,393,705 during 2009 and 2008, respectively. The decrease in net premiums written was due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception and the decision not to renew the CAMICO contract.

8. OPERATING AND MANAGEMENT EXPENSES

AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, a director and President of the Company, and Mr. Thomas McMahon, Vice President and Treasurer of the Company, are Vice President and President of Cedar Management Limited, respectively. The company paid $340,000 and $300,000 in fees during 2009 and 2008, respectively. Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $533,055 in 2009 and $590,115 in 2008.

9. TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016. However, APSL is a Delaware corporation domiciled in the State of Illinois, subject to taxation in the United States.

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has reduced deferred tax assets by a valuation allowance as the success of APSL is not certain at December 31, 2009. The components of net deferred income tax assets and liabilities are comprised of the following at December 31, 2009:

Deferred tax asset before valuation allowance	$306,000
Less: valuation allowance	(306,000)

Net deferred tax assets	$—

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Under the Bermuda Companies Act, AmerInst is prohibited from declaring or paying a dividend as at December 31, 2009 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, it must be able to pay its liabilities as they fall due after the payment of a dividend. As at December 31, 2009, approximately $30 million was available to shareholders in accordance with these provisions.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. including its subsidiary, Investco (collectively the “reinsurance subsidiaries”). The payment of such dividends by the reinsurance subsidiaries to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2009 and 2008 these requirements have been met. The minimum required statutory capital and surplus was $1,000,000 and $3,662,424 and actual statutory capital and surplus was $31,177,595 and $24,632,564 at December 31, 2009 and 2008, respectively. The minimum required level of relevant assets was $9,445,328 and $29,227,476 and actual relevant assets was $9,445,328 and $30,251,246 at December 31, 2009 and 2008, respectively. Statutory income for the years ended December 31, 2009 and 2008 was $6,704,829 and $4,668,499.

11. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2009	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,623,652	$1,432,223	$171,272	$8,299
Net investment income	391,236	216,090	64,463	94,723
Net realized (loss) gain	(835,531)	919,378	1,780,292	573,450

Total revenues	1,179,357	2,567,691	2,016,027	676,472

Net income (loss)	$4,291,582	$360,897	$1,798,424	$(699,366)
Basic and diluted net income (loss) per share	$5.77	$0.48	$2.43	$(0.91)

2008	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,127,266	$2,041,470	$2,061,362	$2,137,111
Net investment income	392,053	374,265	346,360	370,495
Net realized (loss)	(380,088)	(589,965)	(865,735)	(2,722,463)

Total revenues	2,139,231	1,825,770	1,541,987	(214,857)

Net income (loss)	$(466,073)	$(919,173)	$(1,022,165)	$1,773,628
Basic and diluted net income (loss) per share	$(0.62)	$(1.23)	$(1.37)	$2.37

12. SEGMENT INFORMATION

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity under the Agency Agreement. The insurance segment was identified as a new segment effective September 25, 2009 following the finalization of the Agency Agreement between APSL and C&F.

The results for the reinsurance activity were as follows:

	2009	2008
Revenues	$6,439,547	$5,292,131
Total losses and expenses	(238,891)	5,458,169
Segment income (loss)	6,678,438	(166,038)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of December 31, 2009, had generated no revenue. Operating and management expenses are as follows:

	2009	2008
Operating and management expenses, being segment loss	$155,813	$467,745

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. This segment as of December 31, 2009, had generated no revenue. Operating and management expenses are as follows:

	2009	2008
Operating and management expenses, being segment loss	$771,088	$—

The combined total net income (loss) for all three segments is as follows:

	2009	2008
Total net income (loss)	$5,751,537	$(633,783)

13. COMMITMENTS AND CONTINGENCIES

In December 2009, APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2010	$39,544
2011	54,043
2012	55,801
2013	57,558
2014	14,150

$221,096

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. Our retention of Deloitte & Touche has been ratified by our Audit Committee and our shareholders. There have been no disagreements with Deloitte & Touche with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company (together with its consolidated subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective at the reasonable level described below as of December 31, 2009.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 10, 2010 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The company has two executive officers, one of which is a director of the Company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 31.

(a)(2)	See Index to Financial Statements and Schedules on page 31.

(a)(3)	See Index to Exhibits set forth on pages 56 – 57.

(b)	See Index to Exhibits.

(c)	See Index to Financial Statements and Schedules on page 31.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2009

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
United States government and agencies and authorities	$3,025,655	$3,033,905	$3,033,905
States, municipalities and political subdivisions	5,862,796	5,986,075	5,986,075
Corporate	506,517	528,461	528,461

Total fixed maturities	9,394,968	9,548,441	9,548,441

Equities:
Common stocks:
Bank, trust and insurance companies	2,157,160	3,624,195	3,624,195
Hedge fund, industrial, miscellaneous and all other	8,985,808	13,976,353	13,976,353

Total equity securities	11,142,968	17,600,548	17,600,548

Total investments	$20,537,936	$27,148,989	$27,148,989

(1)	Adjusted cost of equity securities, taking in to account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 29, 2010

/S/ THOMAS MCMAHON Thomas McMahon	Vice-President, Treasurer (Principal Financial and Accounting Officer)	March 29, 2010

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 29, 2010

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 29, 2010

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 29, 2010

/S/ DAVID R. KLUNK David R. Klunk	Director	March 29, 2010

/S/ THOMAS P. LILLIE Thomas P. Lillie	Director	March 29, 2010

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 29, 2010

INDEX TO EXHIBITS

Year ended December 31, 2009

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (“AmerInst” or the “Company”) (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (2)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. (“AIIC”) and Virginia Surety Company, Inc. (3)

10.2	Agreement between Country Club Bank and AIIC (3)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (“AMIG”) (3)

10.4	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(4), Addenda to Management Agreement dated July 1, 1997 (5), Addenda to Management Agreement dated July 1, 1998 (6), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. (“AMIC Ltd.”) dated as of December 2, 1999 (7), and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (7).

10.5	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (8)

10.6	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (9) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.7	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.8	Exchange Agreement between the Company and AMIG, dated as of January 20, 1999 (1)

10.9	Investment Counsel Agreement between AMIC Ltd. and Northwest Investment Management, Inc. dated August 1, 2000 (9)

10.10	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (10)

10.11	Reinsurance Placement Slip between AMIC Ltd. and Professionals Direct Insurance Company (PDIC) effective January 1, 2003 (11)

10.12	Director Compensation Summary (12)

10.13	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008 (12)

10.14	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008 (12)

10.15	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010

Exhibit Number	Description
10.16	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009

10.17	Agency Agreement effective September 25, 2009 between AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (13)

10.18	Professional Liability Quota Share Agreement dated September 25, 2009 between AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (13)(14)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with the Company’s Current Annual Report on Form 8 dated December 31, 2008 and incorporated herein by reference.
(3)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(4)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(5)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(6)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(9)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(10)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(13)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(14)	Certain provisions are subject to a Request for Confidential Treatment.