Form 10-Q
period 2010-03-31
AMERINST INSURANCE GROUP LTD
filed 2010-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010.

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

As of May 1, 2010, the registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the successful implementation of our new business plan;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2010	As of December 31, 2009
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,302,088 and $9,394,968)	$10,558,369	$9,548,441
Equity securities, available for sale, at fair value (cost $11,025,950 and $11,142,968 )	18,384,521	17,600,548

TOTAL INVESTMENTS	28,942,890	27,148,989
Cash and cash equivalents	2,181,751	3,472,529
Restricted cash and cash equivalents	116,878	734,020
Funds deposited with a reinsurer	108,031	113,382
Accrued investment income	123,594	90,851
Property and equipment	239,062	100,157
Prepaid expenses and other assets	162,525	215,098

TOTAL ASSETS	$31,874,731	$31,875,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,404,102	$1,510,478
Assumed reinsurance balances payable	4,350	148,850
Accrued expenses and other liabilities	766,778	727,319

TOTAL LIABILITIES	2,175,230	$2,386,647

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2010 and 2009: 2,000,000 shares authorized, 995,253 issued and outstanding	995,253	995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	20,065,162	20,846,392
Accumulated other comprehensive income	7,614,852	6,611,053
Shares held by Subsidiary (258,231 and 257,820 shares) at cost	(5,263,059)	(5,251,612)

TOTAL SHAREHOLDERS’ EQUITY	29,699,501	29,488,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,874,731	$31,875,026

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
REVENUE
Net premiums earned	$96,410	$1,623,652
Commission income	1,257	—
Net investment income	77,172	391,236
Net realized gain (loss) on investments	312,368	(835,531)

TOTAL REVENUE	487,207	1,179,357
LOSSES AND EXPENSES
Losses and loss adjustment recoveries	—	(4,179,170)
Policy acquisition (recoveries) costs	(29,175)	469,304
Operating and management expenses	951,211	597,641

TOTAL LOSSES AND EXPENSES	922,036	(3,112,225)

NET (LOSS) INCOME BEFORE TAX	$(434,829)	$4,291,582
Income tax expense	—	—

NET (LOSS) INCOME AFTER TAX	$(434,829)	$4,291,582

OTHER COMPREHENSIVE INCOME
Net unrealized holding gain (loss) arising during the period	1,316,167	(1,257,028)
Reclassification adjustment for (gain) loss included in net income	(312,368)	835,531

OTHER COMPREHENSIVE INCOME (LOSS)	1,003,799	(421,497)

COMPREHENSIVE INCOME	$568,970	$3,870,085

RETAINED EARNINGS, BEGINNING OF PERIOD	$20,846,392	$15,757,104
Net (loss) income	(434,829)	4,291,582
Dividends	(346,401)	(348,950)

RETAINED EARNINGS, END OF PERIOD	20,065,162	19,699,736

Per share amounts
Basic and diluted (loss) income per share	$(0.59)	$5.77

Dividends	$0.47	$0.47

Weighted average number of shares outstanding for the entire period	737,228	743,829

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
OPERATING ACTIVITIES
Net Cash (used in) provided by Operating Activities	$(915,736)	$664,242

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	617,142	(1,397,928)
Purchases of property and equipment	(138,905)	—
Purchases of available-for-sale securities	(1,080,612)	(2,762,213)
Proceeds from sales of available-for-sale securities	585,181	3,461,439
Proceeds from maturities of fixed maturity investments	—	19,300

Net Cash used in Investing Activities	(17,194)	(679,402)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(11,447)	(100,094)
Dividends paid	(346,401)	(348,950)

Net Cash used in Financing Activities	(357,848)	(449,044)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,290,778)	(464,204)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,472,529	$887,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,181,751	$422,903

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1.	BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented. All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. In these notes, the terms “we”, ‘us”, “our” or “the Company” refer to AmerInst and its subsidiaries. It is suggested that these condensed statements be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2009 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements – Accounting Standards Adopted

In January 2010, the Company adopted the revised guidance issued by the Financial Accounting Standard Board (“FASB”) for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the revised guidance did not have an impact on the consolidated financial statements.

Subsequent Events

On February 24, 2010, the FASB amended its guidance on subsequent events to no longer require companies filing periodic reports with the Commission to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between the FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on the Company’s results of operations or financial condition. While the Company’s consolidated financial statements no longer disclose the date through which it has evaluated subsequent events, it continues to be required to evaluate subsequent events through the date when the Company’s financial statements are issued.

2.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2010 and December 31, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2010
Fixed maturity investments:
Obligations of states and political subdivisions	$6,290,885	$226,257	$(7,915)	$6,509,227
U.S. government agency securities	3,506,082	19,805		3,525,887
Corporate debt securities	505,121	18,134	—	523,255

Total fixed maturity investments	10,302,088	264,196	(7,915)	10,558,369

Equity securities*	10,025,950	6,956,767	—	16,982,717
Hedge fund	1,000,000	401,804	—	1,401,804

Total equity securities	11,025,950	7,358,571	—	18,384,521

Total investments	$21,328,038	$7,622,767	$(7,915)	$28,942,890

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$5,862,796	$159,640	$(36,361)	$5,986,075
U.S. government agency securities	3,025,655	14,031	(5,781)	3,033,905
Corporate debt securities	506,517	21,944	—	528,461

Total fixed maturity investments	9,394,968	195,615	(42,142)	9,548,441

Equity securities*	10,142,968	6,067,843	—	16,210,811
Hedge fund	1,000,000	389,737	—	1,389,737

Total equity securities	11,142,968	6,457,580	—	17,600,548

Total investments	$20,537,936	$6,653,195	$(42,142)	$27,148,989

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2010
Fixed maturity investments:
Obligations of states and political subdivisions	$—	$—	$1,452,648	$(7,915)	$1,452,648	$(7,915)
Corporate debt securities	—	—	—	—	—	—
U.S. government agency securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	1,452,648	(7,915)	1,452,648	(7,915)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$1,452,648	$(7,915)	$1,452,648	$(7,915)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2009
Fixed maturity investments:
Obligations of states and political subdivisions	$—	$—	$494,219	$(5,781)	$494,219	$(5,781)
Corporate debt securities	—	—	—	—	—	—
U.S. government agency securities	—	—	2,012,739	(36,361)	2,012,739	(36,361)

Total fixed maturity investments	—	—	2,506,958	(42,142)	2,506,958	(42,142)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$2,506,958	$(42,142)	$2,506,958	$(42,142)

As of March 31, 2010 and December 31, 2009, the number of available for sale fixed maturity securities in an unrealized loss position was 3 and 6 respectively, with an estimated fair value of $1,452,648 and $2,506,958 respectively. As of March 31, 2010 and December 31, 2009, none of these securities had been in an unrealized loss position for 12 months or greater. As of March 31, 2010, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

Other-Than-Temporary Impairment Process

Upon the adoption of ASC 320, Investments—Debt and Equity Securities, effective April 1, 2009, the Company changed its process for assessing whether declines in the fair value of its fixed maturity investments represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and (1) determining if the Company has the intent to sell the fixed maturity investment or if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale at March 31, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2010 amounted to $7,915 compared to $42,142 as of December 31, 2009. This decrease was attributable to fixed maturity securities which we determined were not other than temporarily impaired based on the process described above. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2010, the Company did not record any other-than-temporary impairment charge on its equity securities compared to a total other-than-temporary impairment charge of $817,286 recorded on 25 equity securities during the three months ended March 31, 2009.

Fair Value of Investments

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of the FASB’s Accounting Standard Codification 820 (“ASC 820”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair Value Measurements and Disclosures Topic of the ASC, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•

Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets. Valuation adjustments and block discounts are not applied to Level 1securities.

•

Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities etc.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2010 and what level within the fair value hierarchy the valuation technique resides.

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

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities are included in the Level 1 fair value hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2009. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date.

The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of March 31, 2010 and December 31, 2009.

			Fair value measurement using:
As of March 31, 2010	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities	$3,525,887	$3,525,887	$—	$3,525,887	$—
Obligations of state and political subdivisions	6,509,227	6,509,227		6,509,227
Corporate debt securities	523,255	523,255		523,255

Total fixed maturity investments	10,558,369	10,558,369

Equity securities (excluding the hedge fund)	16,982,717	16,982,717	16,982,717
Hedge fund	1,401,804	1,401,804			1,401,804

Total equity securities	18,384,521	18,384,521

Total investments	$28,942,890	$28,942,890	$16,982,717	$10,558,369	$1,401,804

			Fair value measurement using:
As of December 31, 2009	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. government agency securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate debt securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (excluding the hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the quarters ended March 31, 2010 and March 31, 2009.

	Hedge Fund Investment Three Months ended
	March 31, 2010	March 31, 2009
Balance classified as Level 3, beginning of period	$1,389,737	$1,152,548
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	12,067	5,774
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,401,804	$1,158,322

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2010
Due in one year or less	$1,530,120	$1,548,910
Due after one year through five years	7,674,036	7,912,962
Due after five years through ten years	1,097,932	1,096,497
Due after ten years	—	—

Total	$10,302,088	$10,558,369

	Amortized Cost	Estimated Fair Value
As of December 31, 2009
Due in one year or less	$1,025,000	$1,031,788
Due after one year through five years	7,706,725	7,876,701
Due after five years through ten years	663,243	639,952
Due after ten years	—	—

Total	$9,394,968	$9,548,441

Information on sales and maturities of investments during the quarters ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Total proceeds on sales of securities	$585,181	$3,461,439
Total proceeds from maturities of fixed maturity investments	—	19,300
Gross gains on sales	574,543	—
Gross losses on sales	(262,175)	(582,307)
Impairment losses	—	(253,224)

Major categories of net interest and dividend income during the quarters ended March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010	March 31, 2009
Interest earned:
Fixed maturity investments	$77,649	$323,011
Cash and cash equivalents	152	157
Dividends earned	39,794	115,257
Investment expenses	(40,423)	(47,189)

Net investment income	$77,172	$391,236

3.	SEGMENT INFORMATION

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity.

The results for the reinsurance activity were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues	$485,894	$1,179,357
Total losses and expenses	311,141	(3,267,598)
Segment income	174,753	4,446,955

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2010, had generated no revenue. Operating and management expenses are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating and management expenses, being segment loss	$3,146	$103,018

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage. The results as of March 31, 2010 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues	$1,313	$—
Operating and management expenses	607,749	52,355
Segment loss	606,436	52,355

The combined total net (loss) income for all segments is as follows:

Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
$(434,829)	$4,291,582

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”) a subsidiary of AmerInst, has entered into a number of employment agreements with key senior management. One such employment agreement grants the employee phantom shares of the Company calculated as $1,500,000 divided by the net book value of the Company’s common shares at December 31, 2009, resulting in approximately 37,509 phantom shares. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the current net book value of the Company’s actual common shares. Approximately 441 phantom shares were purchased from phantom dividends during the three months ended March 31, 2010. The employee’s interest in the phantom shares initially awarded and any shares purchased from dividends will vest on January 1, 2015. The proceeds of the phantom shares, less the initial $1,500,000 will be paid in cash to the employee on attaining sixty-five years of age or within sixty days of death or permanent disability including if such death or permanent disability occurs before January 1, 2015.

Approximately 37,950 phantom shares are outstanding at March 31, 2010. For the three months ended March 31, 2010, the Company has recognized compensation expense in the amount of $17,837 relating to these phantom shares.

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

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a Company that provides insurance for professional service firms.

Entry into Agency Agreement

Effective September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No significant underwriting activity under the Agency Agreement occurred through March 31, 2010.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd’s surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No significant underwriting activity occurred under the Reinsurance Agreement through March 31, 2010.

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

Our reinsurance activity depends upon agreements with outside parties. AMIG, our predecessor entity, began our reinsurance relationship with CNA Financial Corporation (“CNA”) in 1993.

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

In 2009 the Company reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the twelve months ended December 31, 2009 was earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties were not recorded in the 2009 consolidated financial statements.

Historical Relationship with CAMICO

From June 1, 2005 through May 31, 2009, we were a party to a reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”) a California-based writer of accountants’ professionally liability business.

Effective June 1, 2009, we decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms. In 2008, the business relationship with CAMICO accounted for approximately 5% of AmerInst’s net premiums earned. We remain potentially liable for claims related to coverage provided through May 31, 2009.

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses in the year ended December 31, 2009. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which the Company currently expects to resolve via arbitration.

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

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed maturity securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P. and Aurora Investment Management, LLC provide discretionary investment advice with respect to our equity investments. We have retained Milliman USA, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

We recorded a net loss of $434,829 for the first quarter of 2010 compared to a net income of $4,291,582 for the same period in 2009. The net loss recorded during the first quarter of 2010 was attributable to the following; (1) the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009; (2) the reduction in net premiums earned from $1,623,652 in 2009 to $96,410 following the commutation and termination of the CNA relationship and non-renewal of the CAMICO policies in 2009 and (3) the reduced net investment income from $391,236 in 2009 to $77,172 in 2010 due to the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. The net income recorded for the first quarter of 2009 was mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed above.

Our net premiums earned for the first quarter of 2010 were $96,410 compared to $1,623,652 for the first quarter of 2009, a decrease of $1,527,242 or 94.1%. Net premiums written for the three months ended March 31, 2010 were $96,410, compared to $(28,300) for the first quarter of 2009, an increase of $124,710 or 440.7%. The net premiums earned of $96,410 during the first quarter of 2010 was attributable to revisions to CAMICO premium estimates for prior years. The first quarter of 2009 was negatively impacted due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception. No significant underwriting activity occurred under the Reinsurance Agreement or the Agency Agreement through March 31, 2010.

We recorded net investment income of $77,172 for the quarter ended March 31, 2010 compared to $391,236 for the quarter ended March 31, 2009, a decrease of $314,064 or 80.3%. The reduced net investment income was attributable to the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 1.0% for the quarter ended March 31, 2010 compared to 3.4% for the quarter ended March 31, 2009.

Sales of securities during the quarter ended March 31, 2010, resulted in realized gains on investments of $312,368 compared to losses of $835,531 during the quarter ended March 31, 2009. The significant increase in realized gains recorded in the first quarter of 2010 primarily related to sales of equity securities.

Our loss ratios for the first quarter of 2010 and 2009 were 0.0% and (257.4)% respectively. For the first quarter of 2010, the Company paid total losses amounting to $106,376 in respect of claims which had been specifically reserved for. The specific reserves held by the Company for these claims were consequently reduced to nil explaining the 0.0% loss ratio for the quarter ended March 31, 2010. For the first quarter of 2009 the negative loss ratio was attributable to the reduction of the loss reserves related to the CNA treaty following the determination of the ultimate settlement amount in view of the finalization of the Commutation Agreement. The loss ratio represents the impact of the Commutation Agreement and management’s then estimate of the effective loss rate selected in consultation with our independent consulting actuary. For the first quarter of 2009 we took into account the impact of the Commutation Agreement on the Reinsurance Treaties with CNA in addition to multiplying an estimated loss ratio of 70% times the CAMICO net premiums earned to determine the total loss and loss adjustment recoveries recorded. At this time we believe, based on the claims information received to date that our recorded Incurred But Not Reported Losses (“IBNR”) is adequate to meet any potential subprime and credit related losses. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition recoveries of $29,175 in the first quarter of 2010 compared to costs of $469,304 for the same period of 2009, a decrease of $498,479 or 106.2% in the expense. The policy acquisition recoveries recorded in the first quarter of 2010 were attributable to the revisions to the CAMICO premium estimates for prior years noted above. For the quarter ended March 31, 2009, policy acquisition costs were 28.9% of net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $951,211 in the first quarter of 2010 compared to $597,641 for the same period of 2009, an increase of $353,570 or 59.2%. The primary reason for this increase was due to the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009.

AmerInst has three operating segments: 1) reinsurance activity, 2) RINITS™, its insurance financing product, which is in the marketing phase of development, and 3) insurance activity. See Note 3, Segment Information, of the notes to these condensed consolidated financial statements for financial information relating to these segments.

The reinsurance segment had revenues of $485,894 for the quarter ended March 31, 2010 and $1,179,357 for the quarter ended March 31, 2009. Total losses and expenses for this segment were $311,141 for the quarter ended March 31, 2010 and $(3,267,598) for the quarter ended March 31, 2009. This resulted in segment income of $174,753 for the quarter ended March 31, 2010 and $4,446,955 for the quarter ended March 31, 2009.

The RINITS™ segment offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance. This segment as of March 31, 2010 had generated no revenue. Operating and management expenses in the marketing phase of development, being segment loss were $3,146 for the quarter ended March 31, 2010 and $103,018 for the quarter ended March 31, 2009.

The insurance segment offers accountants’ professional liability and lawyers’ professional liability insurance coverage and had revenues of $1,313 for the quarter ended March 31, 2010. Operating and management expenses were $607,749 for the quarter ended March 31, 2010 and $52,355 for the quarter ended March 31, 2009. This resulted in segment loss of $606,436 for the quarter ended March 31, 2010 and $52,355 for the quarter ended March 31, 2009.

FINANCIAL CONDITION AND LIQUIDITY

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

As of March 31, 2010, our total investments were $28,942,890, an increase of $1,793,901, or 6.6%, from $27,148,989 at December 31, 2009. The increase was primarily due to an improvement in the fair value of our fixed maturity and equity investments. The cash and cash equivalents balance decreased from $3,472,529 at December 31, 2009 to $2,181,751 at March 31, 2010, a decrease of $1,290,778, or 37.2%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $734,020 at December 31, 2009 to $116,878 at March 31, 2010, a decrease of $617,142. The decrease is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2010 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at March 31, 2010 was 14.36:1, compared to a ratio of 13.14:1 at December 31, 2009.

Assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. This balance was $4,350 at March 31, 2010 and $148,850 at December 31, 2009. This balance fluctuates due to the timing of reported losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended March 31, 2010, Investco purchased 411 common shares from shareholders who had died or retired for a total purchase price of $11,447. Through March 31, 2010, Investco had purchased 93,844 common shares from shareholders who had died or retired for a total purchase price of $2,018,358. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 66,615 common shares in such privately negotiated transactions for a total purchase price of $875,111.

Cash Dividends

We paid a semi-annual dividend of $0.47 per share, which amounted to ordinary cash dividends of $346,401, during the first quarter of 2010. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $17.46 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.80% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $40.30 per share as of March 31, 2010.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in that evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased shares of its common shares from individual shareholders who have died or retired from the practice of accounting.

The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended March 31, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 2010	411	$27.85	411	N/A
February 2010	—	—	—	N/A
March 2010	—	—	—	N/A
Total	411	$27.85	411	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. No transactions occurred during the three month period ended March 31, 2010.

Item 4.	(Removed and Reserved)

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010

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