Form 10-Q
period 2010-06-30
AMERINST INSURANCE GROUP LTD
filed 2010-08-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010.

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

As of August 1, 2010, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-Q, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the successful implementation of our new business plan;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitations methods;

•	the integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2010	As of December 31, 2009
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,792,789 and $9,394,968)	$11,073,376	$9,548,441
Equity securities, available for sale, at fair value (cost $10,718,366 and $11,142,968 )	15,346,829	17,600,548

TOTAL INVESTMENTS	26,420,205	27,148,989
Cash and cash equivalents	1,183,486	3,472,529
Restricted cash and cash equivalents	582,290	734,020
Funds deposited with a reinsurer	—	113,382
Assumed reinsurance balances receivable	8,159	—
Accrued investment income	105,739	90,851
Property and equipment	367,050	100,157
Deferred policy acquisition costs	3,980	—
Prepaid expenses and other assets	262,905	215,098

TOTAL ASSETS	$28,933,814	$31,875,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,399,415	$1,510,478
Unearned premium	10,759	—
Assumed reinsurance balances payable	—	148,850
Accrued expenses and other liabilities	926,626	727,319

TOTAL LIABILITIES	$2,336,800	$2,386,647

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2010 and 2009: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	19,756,702	20,846,392
Accumulated other comprehensive income	4,909,050	6,611,053
Shares held by Subsidiary (260,575 and 257,820 shares) at cost	(5,351,284)	(5,251,612)

TOTAL SHAREHOLDERS’ EQUITY	26,597,014	29,488,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,933,814	$31,875,026

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
REVENUE
Net premiums earned	$98,603	$3,055,875	$2,193	$1,432,223
Commission income	12,321	—	11,064	—
Net investment income	194,871	607,326	117,699	216,090
Net realized gain on investments	943,212	83,847	630,843	919,378

TOTAL REVENUE	1,249,007	3,747,048	761,799	2,567,691

LOSSES AND EXPENSES
Losses and loss adjustment expenses (recoveries)	1,371	(3,189,219)	1,371	989,952
Policy acquisition (recoveries) costs	(27,481)	857,652	1,694	388,347
Operating and management expenses	2,057,019	1,426,137	1,105,806	828,495

TOTAL LOSSES AND EXPENSES	2,030,909	(905,430)	1,108,871	2,206,794

NET (LOSS) INCOME BEFORE TAX	(781,902)	4,652,478	(347,072)	360,897
Income tax expense	—	—	—	—
NET (LOSS) INCOME AFTER TAX	$(781,902)	$4,652,478	$(347,072)	$360,897

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(758,791)	1,786,429	(2,074,957)	3,043,455
Reclassification adjustment for (gains) included in net (loss) income	(943,212)	(83,847)	(630,843)	(919,378)

OTHER COMPREHENSIVE (LOSS) INCOME	(1,702,003)	1,702,582	(2,705,800)	2,124,077

COMPREHENSIVE (LOSS) INCOME	$(2,483,905)	$6,355,060	$(3,052,872)	$2,484,974

RETAINED EARNINGS, BEGINNING OF PERIOD	$20,846,392	$15,757,104	$20,065,163	$19,699,736
Net (loss) income	(781,902)	4,652,478	(347,072)	360,897
Dividends	(307,788)	(348,949)	38,611	—

RETAINED EARNINGS, END OF PERIOD	$19,756,702	$20,060,633	$19,756,702	$20,060,633

Per share amounts
Net (loss) income basic and diluted	$(1.06)	$6.26	$(0.47)	$0.48

Dividends	$0.47	$0.47	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	735,850	743,285	734,678	745,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,678,329)	$(19,204,963)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	151,730	(335,745)
Purchases of property and equipment	(266,893)	—
Purchases of available-for-sale securities	(3,844,868)	(7,564,802)
Proceeds from sales of available-for-sale securities	2,731,777	28,735,934
Proceeds from maturities of fixed maturity investments	1,025,000	527,485

Net Cash (used in) provided by Investing Activities	(203,254)	21,362,872

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(99,672)	(160,333)
Dividends paid	(307,788)	(348,949)

Net Cash used in Financing Activities	(407,460)	(509,282)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,289,043)	1,648,627
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,472,529	$887,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,183,486	$2,535,734

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2010 and December 31, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2010
Fixed maturity investments:
U.S. government agency securities	$3,523,500	$30,721	$—	$3,554,221
Obligations of states and political subdivisions	6,765,580	239,175	(3,006)	7,001,749
Corporate debt securities	503,709	13,697	—	517,406

Total fixed maturity investments	10,792,789	283,593	(3,006)	11,073,376

Equity securities*	9,718,366	4,220,637	—	13,939,003
Hedge fund	1,000,000	407,826	—	1,407,826

Total equity securities	10,718,366	4,628,463	—	15,346,829

Total investments	$21,511,155	$4,912,056	$(3,006)	$26,420,205

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009
Fixed maturity investments:
U.S. government agency securities	$3,025,655	$14,031	$(5,781)	$3,033,905
Obligations of states and political subdivisions	5,862,796	159,640	(36,361)	5,986,075
Corporate debt securities	506,517	21,944	—	528,461

Total fixed maturity investments	9,394,968	195,615	(42,142)	9,548,441

Equity securities*	10,142,968	6,067,843	—	16,210,811
Hedge fund	1,000,000	389,737	—	1,389,737

Total equity securities	11,142,968	6,457,580	—	17,600,548

Total investments	$20,537,936	$6,653,195	$(42,142)	$27,148,989

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	932,265	(3,006)	932,265	(3,006)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	932,265	(3,006)	932,265	(3,006)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$932,265	$(3,006)	$932,265	$(3,006)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2009
Fixed maturity investments:
U.S. government agency securities	$—	$—	$2,012,739	$(36,361)	$2,012,739	$(36,361)
Obligations of states and political subdivisions	—	—	494,219	(5,781)	494,219	(5,781)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	2,506,958	(42,142)	2,506,958	(42,142)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$2,506,958	$(42,142)	$2,506,958	$(42,142)

As of June 30, 2010 and December 31, 2009, the number of available for sale fixed maturity securities in an unrealized loss position was 2 and 6 respectively, with an estimated fair value of $932,265 and $2,506,958 respectively. As of June 30, 2010 and December 31, 2009, none of these securities had been in an unrealized loss position for 12 months or greater. As of June 30, 2010, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

Other-Than-Temporary Impairment Process

Upon the adoption of FASB’s Accounting Standard Codification (ASC) 320, Investments—Debt and Equity Securities, effective April 1, 2009, the Company changed its process for assessing whether declines in the fair value of its fixed maturity investments represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and (1) determining if the Company has the intent to sell the fixed maturity investment or if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2010 amounted to $3,006 compared to $42,142 as of December 31, 2009. This decrease was attributable to the increase in the fair value of fixed maturity securities as a result of improved market conditions. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $123,310 and $30,603 on two and three equity securities during the quarter ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 the Company recorded a total other-than-temporary impairment charge of $123,310 on two equity securities compared to $847,889 on twenty-eight equity securities whose fair value declined below cost, in line with its impairment policy.

Fair Value of Investments

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of the FASB’s ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•

Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets. Valuation adjustments and block discounts are not applied to Level 1 securities.

•

Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2010 and what level within the fair value hierarchy each valuation technique resides.

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

The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of June 30, 2010 and December 31, 2009.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010
U.S. government agency securities	$3,554,221	$3,554,221	$—	$3,554,221	$—
Obligations of state and political subdivisions	7,001,749	7,001,749		7,001,749
Corporate debt securities	517,406	517,406		517,406

Total fixed maturity investments	11,073,376	11,073,376

Equity securities (excluding the hedge fund)	13,939,003	13,939,003	13,939,003
Hedge fund	1,407,826	1,407,826			1,407,826

Total equity securities	15,346,829	15,346,829

Total investments	$26,420,205	$26,420,205	$13,939,003	$11,073,376	$1,407,826

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009
U.S. government agency securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate debt securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (excluding the hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2010 and June 30, 2009.

	Hedge Fund Investment Six Months ended
	June 30, 2010	June 30, 2009
Balance classified as Level 3, beginning of period	$1,389,737	$1,152,548
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	18,089	101,070
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,407,826	$1,253,618

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the quarters ended June 30, 2010 and June 30, 2009.

	Hedge Fund Investment Three Months ended
	June 30, 2010	June 30, 2009
Balance classified as Level 3, beginning of period	$1,401,804	$1,158,322
Total gains or losses included in earnings	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	6,022	95,296
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,407,826	$1,253,618

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2010
Due in one year or less	$503,708	$517,406
Due after one year through five years	8,070,745	8,314,838
Due after five years through ten years	2,218,336	2,241,132
Due after ten years	—	—

Total	$10,792,789	$11,073,376

	Amortized Cost	Estimated Fair Value
As of December 31, 2009
Due in one year or less	$1,025,000	$1,031,788
Due after one year through five years	7,706,725	7,876,701
Due after five years through ten years	663,243	639,952
Due after ten years	—	—

Total	$9,394,968	$9,548,441

Information on sales and maturities of investments during the six months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Total proceeds on sales of securities	$2,731,777	$28,735,934
Total proceeds from maturities of fixed maturity investments	1,025,000	527,485
Gross gains on sales	1,715,665	2,125,924
Gross losses on sales	(649,143)	(1,194,188)
Impairment losses	(123,310)	(847,889)

Information on sales and maturities of investments during the quarters ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Total proceeds on sales of securities	$2,146,596	$25,274,495
Total proceeds from maturities of fixed maturity investments	1,025,000	508,185
Gross gains on sales	1,141,122	2,125,924
Gross losses on sales	(386,968)	(1,175,943)
Impairment losses	(123,310)	(30,603)

Major categories of net interest and dividend income during the six months ended June 30, 2010 and 2009 are summarized as follows:

	June 30, 2010	June 30, 2009
Interest earned:
Fixed maturity investments	$159,849	$494,715
Cash and cash equivalents	350	3,425
Dividends earned	115,049	194,033
Investment expenses	(80,377)	(84,847)

Net investment income	$194,871	$607,326

Major categories of net interest and dividend income during the quarters ended June 30, 2010 and 2009 are summarized as follows:

	June 30, 2010	June 30, 2009
Interest earned:
Fixed maturity investments	$82,200	$171,704
Cash and cash equivalents	198	3,268
Dividends earned	75,255	78,776
Investment expenses	(39,954)	(37,658)

Net investment income	$117,699	$216,090

3.	SEGMENT INFORMATION

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) Reinsurance activity, 2) RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, and 3) insurance activity, which offers accountants’ and lawyers’ professional liability insurance coverage. The RINITS™ segment is in the marketing phase of development.

	Six Months Ended June 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$1,236,584	$0	$12,423	$1,249,007
Losses and Expenses	729,562	4,123	1,297,224	2,030,909
Segment income (loss)	$507,022	$(4,123)	$(1,284,801)	$(781,902)

	Six Months Ended June 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$3,747,048	$0	$0	$3,747,048
Losses and Expenses	(1,222,879)	130,720	186,729	(905,430)
Segment income (loss)	$4,969,927	$(130,720)	$(186,729)	$4,652,478

	Three Months Ended June 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$750,690	$0	$11,109	$761,799
Losses and Expenses	418,420	977	689,474	1,108,871
Segment income (loss)	$332,270	$(977)	$(678,365)	$(347,072)

	Three Months Ended June 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,567,691	$0	$0	$2,567,691
Losses and Expenses	2,044,718	27,702	134,374	2,206,794
Segment income (loss)	$522,973	$(27,702)	$(134,374)	$360,897

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as at the end of the previous quarter. During the three months ended June 30, 2010, no phantom shares were granted since no dividends were declared on the Company’s common shares. During the six months ended June 30, 2010, approximately 882 phantom shares were granted arising from the dividends declared on the Company’s common shares. Approximately 75,900 phantom shares were outstanding at June 30, 2010.

The employees’ interest in the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015. The liability payable to the employees under this phantom share plan is equal to the difference between the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the initial value and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of death or permanent disability including if such death or permanent disability occurs before January 1, 2015.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of the previous quarter. For the three months and six months ended June 30, 2010, the Company has recorded compensation expense in the amount of $40,951 and $58,788 respectively, relating to these phantom shares.

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

OVERVIEW

Unless otherwise indicated by the context, in this quarterly report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly-owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly-owned subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities.

Entry into Agency Agreement

Effective September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals. No significant underwriting activity under the Agency Agreement occurred through June 30, 2010.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals. No significant underwriting activity occurred under the Reinsurance Agreement through June 30, 2010.

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

On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (the “Commutation Agreement”) whereby:

•	Our relationship with CNA terminated effective December 31, 2008;

•	AMIC Ltd. paid to CNA $20,550,000 on May 22, 2009;

•	CNA released and discharged AMIC Ltd. from any claims or liabilities whatsoever under, arising out of, or in any way related to past Reinsurance Treaties;

•	AMIC Ltd. released and discharged CNA from any claims or liabilities whatsoever under, arising out of, or in any way related to the past Reinsurance Treaties;

•	All rights, duties, liabilities, and obligations of AMIC Ltd. and CNA under the current Reinsurance Treaties were discharged; and

•	The 2009 Reinsurance Treaties were rescinded and terminated retroactive to their inception and were void as though they never existed.

In 2009 the Company reduced its estimated liability for unpaid losses and loss adjustment expenses by approximately $5,400,000 to reflect the impact of the Commutation Agreement.

Included in net income for the 12 months ended December 31, 2009 was earned premium of approximately $2,800,000, losses and loss adjustment expenses and policy acquisition costs of approximately $2,000,000 and $800,000, respectively, relating to the commuted treaties. Since the Commutation Agreement rescinded and terminated the 2009 Reinsurance Treaties retroactive to their inception, such treaties were not recorded in the 2009 consolidated financial statements.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of Cedar Management Limited. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2010 and ending December 31, 2010. Mr. Stuart H. Grayston, our President, is a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Vice President and Treasurer, is an officer, director and employee of Cedar Management Limited.

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

OPERATIONS

Six months ended June 30, 2010 compared to six months ended June 30, 2009

We recorded a net loss of $781,902 for the six months ended June 30, 2010 compared to net income of $4,652,478 for the six months ended June 30, 2009. The net loss recorded during the six months ended June 30, 2010 was attributable to the following; (1) the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009; (2) the reduction in net premiums earned from $3,055,875 in 2009 to $98,603 following the commutation and termination of the CNA relationship and non-renewal of the CAMICO policies in 2009 and (3) the reduced net investment income from $607,326 in 2009 to $194,871 in 2010 due to the reduction in the investment portfolio following the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. These were partially offset by the increased realized gain on investments, net of impairment from $83,847 in 2009 to $943,212 in 2010 arising from the sale of equity securities following improved market conditions. The net income recorded for the six months ended June 30, 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed below.

Our net premiums earned were $98,603 for the six months ended June 30, 2010 compared to $3,055,875 for the six months ended June 30, 2009. The change of $2,957,272 represented a 96.8% decrease. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded realized gains, net of impairment, of $943,212 during the six months ended June 30, 2010 compared to $83,847 in the same period of 2009. The significant increase in realized gains recorded in 2010 relates to reduced impairment charges of $123,310 in 2010 compared to $847,889 in 2009 netted off against realized gains on the sale of equity securities. Net investment income earned during the six months ended June 30, 2010 was $194,871 compared to $607,326 for the same period of 2009. The decline in net investment income is due to a lower amount of investments invested in 2010 compared to 2009. Annualized investment yield, calculated as total interest and dividend income divided by the net average amount of total investments, was 2.1% for the six months ended June 30, 2010 compared to 3.2% for the six months ended June 30, 2009.

For the six months ended June 30, 2010 we recorded loss and loss adjustment expense of $1,371, which represents an estimated loss ratio of 62.5% times the premiums earned under the Reinsurance Agreement. For the six months ended June 30, 2009, we recorded loss and loss adjustment recoveries of $3,189,219 as a result of (1) the reduction in loss reserves related to the CNA treaty following the determination of the ultimate settlement amount after the finalization of the Commutation Agreement, and (2) the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. To determine total losses for the six months of 2009, we multiplied an estimated loss ratio of 70% times the AICPA Professional Liability Insurance Plan net premiums earned and the CAMICO net premiums earned. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition recoveries of $27,481 for the six months ended June 30, 2010 compared to policy acquisition costs of $857,652 for the six months ended June 30, 2009, a decrease of $885,133 or 103.2%. The policy acquisition recoveries recorded for the six months ended June 30, 2010 were attributable to the revisions to the CAMICO premium estimates and PDIC for prior years, net of policy acquisition costs recorded on premiums earned under the Reinsurance Agreement. For the six months ended June 30, 2009, policy acquisition costs were 28.1% of net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $2,057,019 for the six months ended June 30, 2010 compared to $1,426,137 for the six months ended June 30, 2009, an increase of $630,882 or 44.2%. The primary reason for this increase is the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) Reinsurance activity, 2) RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, and 3) insurance activity, which offers accountants’ and lawyers’ professional liability insurance coverage. The RINITS™ segment is in the marketing phase of development.

	Six Months Ended June 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$1,236,584	$0	$12,423	$1,249,007
Losses and Expenses	729,562	4,123	1,297,224	2,030,909
Segment income (loss)	$507,022	$(4,123)	$(1,284,801)	$(781,902)

	Six Months Ended June 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$3,747,048	$0	$0	$3,747,048
Losses and Expenses	(1,222,879)	130,720	186,729	(905,430)
Segment income (loss)	$4,969,927	$(130,720)	$(186,729)	$4,652,478

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We recorded a net loss of $347,072 for the second quarter of 2010 compared to net income of $360,897 for the same period in 2009. The net loss recorded during the second quarter of 2010 was attributable to the following; (1) the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009; (2) the reduction in net premiums earned from $1,432,223 in 2009 to $2,193 following the commutation and termination of the CNA relationship and non-renewal of the CAMICO policies in 2009; (3) the reduced net investment income from $216,090 in 2009 to $117,699 in 2010 due to the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009; and (4) lower net realized gain on investments of $630,843 compared to $919,378 in 2009 as a result of reduced sales of available-for-sale securities. The net income recorded for the second quarter of 2009 was mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, as discussed above.

Our net premiums earned for the second quarter of 2010 were $2,193 compared to $1,432,223 for the second quarter of 2009, a decrease of $1,430,030 or 99.8%. Net premiums written for the three months ended June 30, 2010 were $12,952, compared to $(563,496) for the second quarter of 2009, an increase of $576,448 or 107.7%. The net premiums earned of $2,193 during the second quarter of 2010 were attributable to premiums written under the Reinsurance Agreement. The second quarter of 2009 was negatively impacted due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception.

We recorded net investment income of $117,699 for the quarter ended June 30, 2010 compared to $216,090 for the quarter ended June 30, 2009, a decrease of $98,391 or 45.5%. The reduced net investment income was attributable to the reduction in the investment portfolio following the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. Annualized investment yield, calculated as total interest and dividend income divided by the net average amount of total investments, was 2.3% for the quarter ended June 30, 2010 compared to 2.4% for the quarter ended June 30, 2009.

Sales of securities during the quarter ended June 30, 2010, resulted in realized gains on investments net of impairment of $630,843 compared to $919,378 during the quarter ended June 30, 2009. The decrease in realized gains recorded in the second quarter of 2010 primarily related to reduced sales of available-for-sale securities compared to 2009.

Our loss ratios for the second quarter of 2010 and 2009 were 62.5% and 69.1% respectively. To determine the loss ratio for the second quarter of 2010 we multiplied an estimated loss ratio of 62.5% times the premium earned under the Reinsurance Agreement. For the second quarter of 2009, we took into account the impact of the Commutation Agreement on the Reinsurance Treaties with CNA in addition to multiplying an estimated loss ratio of 70% times the CAMICO net premiums earned to determine the total loss and loss adjustment recoveries recorded. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $1,694 in the second quarter of 2010 compared to costs of $388,347 for the same period of 2009, a decrease of $386,653 or 99.6% in the expense. The policy acquisition costs recorded in the second quarter of 2010 were 37% of the premium earned under the Reinsurance Agreement adjusted for revisions to prior period PDIC estimates. For the quarter ended June 30, 2009, policy acquisition costs were 27.1% of net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written to ceding companies.

We expensed operating and management expenses of $1,105,806 in the second quarter of 2010 compared to $828,495 for the same period of 2009, an increase of $277,311 or 33.5%. The primary reason for this increase is the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) Reinsurance activity, 2) RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, and 3) insurance activity, which offers accountants’ and lawyers’ professional liability insurance coverage. The RINITS™ segment is in the marketing phase of development.

	Three Months Ended June 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$750,690	$0	$11,109	$761,799
Losses and Expenses	418,420	977	689,474	1,108,871
Segment income (loss)	$332,270	$(977)	$(678,365)	$(347,072)

	Three Months Ended June 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,567,691	$0	$0	$2,567,691
Losses and Expenses	2,044,718	27,702	134,374	2,206,794
Segment income (loss)	$522,973	$(27,702)	$(134,374)	$360,897

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

As of June 30, 2010, our total investments were $26,420,205, a decrease of $728,784, or 2.7%, from $27,148,989 at December 31, 2009. The decrease was primarily due to a decline in the fair value of our equity investments. The cash and cash equivalents balance decreased from $3,472,529 at December 31, 2009 to $1,183,486 at June 30, 2010, a decrease of $2,289,043, or 65.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $734,020 at December 31, 2009 to $582,290 at June 30, 2010, a decrease of $151,730. The decrease is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2010 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at June 30, 2010 was 12.06:1, compared to a ratio of 13.14:1 at December 31, 2009.

Assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. Assumed reinsurance balances receivable represents current premiums due from the fronting carriers. As of June 30, 2010, $8,159 was the balance of this receivable and as of December 31, 2009 the balance was a payable of $148,850. This balance fluctuates due to the timing of reported premiums and losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended June 30, 2010, Investco purchased 2,635 common shares from these shareholders who had died or retired for a total purchase price of $105,374. Through June 30, 2010, Investco had purchased 96,479 common shares from shareholders who had died or retired for a total purchase price of $2,123,732. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 67,074 common shares in such privately negotiated transactions for a total purchase price of $887,963.

Cash Dividends

We paid a semi-annual dividend of $0.47 per share, which amounted to ordinary cash dividends of $307,788, during the first quarter of 2010, net of a reduction of $38,611 recorded in the second quarter of 2010, which represents a write back of uncashed dividends issued prior to 2004 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $17.46 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.39% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $36.20 per share as of June 30, 2010.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Commission. You may read any public document we file with the Commission at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in that evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased its common shares from individual shareholders who have died or retired from the practice of accounting. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended June 30, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2010	2,635	$39.99	2,635	N/A
May 2010	—	—	—	N/A
June 2010	—	—	—	N/A
Total	2,635	$39.99	2,635	N/A

From time to time, the Company has repurchased its common shares from individual shareholders in privately negotiated transactions. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended June 30, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2010	459	$28.00	459	N/A
May 2010	—	—	—	N/A
June 2010	—	—	—	N/A
Total	459	$28.00	459	N/A

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.