Form 10-Q
period 2010-09-30
AMERINST INSURANCE GROUP LTD
filed 2010-11-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010.

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

As of November 1, 2010, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2010	As of December 31, 2009
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,528,592 and $9,394,968)	$10,953,051	$9,548,441
Equity securities, available for sale, at fair value (cost $9,926,637 and $11,142,968 )	15,348,087	17,600,548

TOTAL INVESTMENTS	26,301,138	27,148,989
Cash and cash equivalents	734,384	3,472,529
Restricted cash and cash equivalents	926,258	734,020
Funds deposited with a reinsurer	—	113,382
Assumed reinsurance balances receivable	49,237	—
Accrued investment income	97,522	90,851
Property and equipment	606,460	100,157
Deferred policy acquisition costs	19,044	—
Prepaid expenses and other assets	185,954	215,098

TOTAL ASSETS	$28,919,997	$31,875,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,302,916	$1,510,478
Unearned premium	50,867	—
Assumed reinsurance balances payable	—	148,850
Accrued expenses and other liabilities	926,506	727,319

TOTAL LIABILITIES	$2,280,289	$2,386,647

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2010 and 2009: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	19,302,026	20,846,392
Accumulated other comprehensive income	5,845,909	6,611,053
Shares held by Subsidiary (271,565 and 257,820 shares) at cost	(5,790,773)	(5,251,612)

TOTAL SHAREHOLDERS’ EQUITY	26,639,708	29,488,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,919,997	$31,875,026

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
REVENUE
Net premiums earned	$128,158	$3,227,147	$29,555	$171,272
Commission income	41,602	—	29,281	—
Net investment income	265,610	671,789	70,739	64,463
Net realized gain on investments	1,608,581	1,864,139	665,369	1,780,292

TOTAL REVENUE	2,043,951	5,763,075	794,944	2,016,027

LOSSES AND EXPENSES
Losses and loss adjustment expenses (recoveries)	8,755	(3,623,591)	7,384	(434,372)
Policy acquisition (recoveries) costs	(23,155)	859,364	4,326	1,713
Operating and management expenses	2,954,848	2,076,398	897,829	650,262

TOTAL LOSSES AND EXPENSES	2,940,448	(687,829)	909,539	217,603

NET (LOSS) INCOME BEFORE TAX	(896,497)	6,450,904	(114,595)	1,798,424
Income tax expense	—	—	—	—
NET (LOSS) INCOME AFTER TAX	$(896,497)	$6,450,904	$(114,595)	$1,798,424

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains arising during the period	843,437	5,413,633	1,602,228	3,627,205
Reclassification adjustment for (gains) included in net (loss) income	(1,608,581)	(1,864,139)	(665,369)	(1,780,292)

OTHER COMPREHENSIVE (LOSS) INCOME	(765,144)	3,549,494	936,859	1,846,913

COMPREHENSIVE (LOSS) INCOME	$(1,661,641)	$10,000,398	$822,264	$3,645,337

RETAINED EARNINGS, BEGINNING OF PERIOD	$20,846,392	$15,757,104	$19,756,702	$20,060,633
Net (loss) income	(896,497)	6,450,904	(114,595)	1,798,424
Dividends	(647,869)	(662,251)	(340,081)	(313,300)

RETAINED EARNINGS, END OF PERIOD	$19,302,026	$21,545,757	$19,302,026	$21,545,757

Per share amounts
Net (loss) income basic and diluted	$(1.22)	$8.69	$(0.16)	$2.43

Dividends	$0.94	$0.94	$0.47	$0.47

Weighted average number of shares outstanding for the entire period (for basic and diluted)	733,205	741,930	729,183	739,996

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(2,483,271)	$(18,939,601)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(192,238)	(374,703)
Purchases of property and equipment	(506,303)	—
Purchases of available-for-sale securities	(4,973,462)	(11,828,311)
Proceeds from sales of available-for-sale securities	5,579,159	36,401,295
Proceeds from maturities of fixed maturity investments	1,025,000	1,097,484

Net Cash provided by Investing Activities	932,156	25,295,765

FINANCING ACTIVITIES
Purchase of shares by subsidiary	(539,161)	(203,174)
Dividends paid	(647,869)	(662,251)

Net Cash used in Financing Activities	(1,187,030)	(865,425)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,738,145)	5,490,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,472,529	$887,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$734,384	$6,377,846

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2010 and December 31, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2010
Fixed maturity investments:
U.S. government agency securities	$3,012,016	$36,275	$—	$3,048,291
Obligations of states and political subdivisions	7,014,299	379,857	(751)	7,393,405
Corporate debt securities	502,277	9,078	—	511,355

Total fixed maturity investments	10,528,592	425,210	(751)	10,953,051

Equity securities*	8,926,637	5,012,468	—	13,939,105
Hedge fund	1,000,000	408,982	—	1,408,982

Total equity securities	9,926,637	5,421,450	—	15,348,087

Total investments	$20,455,229	$5,846,660	$(751)	$26,301,138

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009
Fixed maturity investments:
U.S. government agency securities	$3,025,655	$14,031	$(5,781)	$3,033,905
Obligations of states and political subdivisions	5,862,796	159,640	(36,361)	5,986,075
Corporate debt securities	506,517	21,944	—	528,461

Total fixed maturity investments	9,394,968	195,615	(42,142)	9,548,441

Equity securities*	10,142,968	6,067,843	—	16,210,811
Hedge fund	1,000,000	389,737	—	1,389,737

Total equity securities	11,142,968	6,457,580	—	17,600,548

Total investments	$20,537,936	$6,653,195	$(42,142)	$27,148,989

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	499,740	(751)	499,740	(751)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	499,740	(751)	499,740	(751)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$499,740	$(751)	$499,740	$(751)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2009
Fixed maturity investments:
U.S. government agency securities	$—	$—	$2,012,739	$(36,361)	$2,012,739	$(36,361)
Obligations of states and political subdivisions	—	—	494,219	(5,781)	494,219	(5,781)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	2,506,958	(42,142)	2,506,958	(42,142)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$2,506,958	$(42,142)	$2,506,958	$(42,142)

As of September 30, 2010 and December 31, 2009, the number of available for sale fixed maturity securities in an unrealized loss position was 1 and 6 respectively, with an estimated fair value of $499,740 and $2,506,958 respectively. As of September 30, 2010 and December 31, 2009, none of these securities had been in an unrealized loss position for 12 months or greater. As of September 30, 2010, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2010, relating to one fixed maturity security, amounted to $751 compared to $42,142 as of December 31, 2009 on six fixed maturity securities. This decrease was attributable to the increase in the fair value of fixed maturity securities as a result of improved market conditions. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended September 30, 2010 and 2009, the Company recorded a total other-than-temporary impairment charge of $123,310 and $847,889 on two and twenty-eight equity securities, respectively, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the quarters ended September 30, 2010 and 2009.

Fair Value of Investments

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of FASB’s ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•

Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets. Valuation adjustments are not applied to Level 1 securities.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2010 and what level within the fair value hierarchy each valuation technique resides.

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

To validate prices, we complete quantitative analyses to compare the performance of the above investments to the performance of appropriate benchmarks, with significant differences identified and investigated.

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

The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of September 30, 2010 and December 31, 2009.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010
U.S. government agency securities	$3,048,291	$3,048,291	$—	$3,048,291	$—
Obligations of state and political subdivisions	7,393,405	7,393,405		7,393,405
Corporate debt securities	511,355	511,355		511,355

Total fixed maturity investments	10,953,051	10,953,051

Equity securities (excluding the hedge fund)	13,939,105	13,939,105	13,939,105
Hedge fund	1,408,982	1,408,982			1,408,982

Total equity securities	15,348,087	15,348,087

Total investments	$26,301,138	$26,301,138	$13,939,105	$10,953,051	$1,408,982

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009
U.S. government agency securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate debt securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (excluding the hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2010 and 2009.

	Hedge Fund Investment Nine Months ended
	September 30, 2010	September 30, 2009
Balance classified as Level 3, beginning of period	$1,389,737	$1,152,548
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	19,245	170,096
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,408,982	$1,322,644

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the quarters ended September 30, 2010 and 2009.

	Hedge Fund Investment Three Months ended
	September 30, 2010	September 30, 2009
Balance classified as Level 3, beginning of period	$1,407,826	$1,253,618
Total gains or losses included in earnings	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	1,156	69,026
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,408,982	$1,322,644

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2010 and December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2010
Due in one year or less	$1,002,769	$1,011,095
Due after one year through five years	7,083,132	7,391,780
Due after five years through ten years	2,442,691	2,550,176
Due after ten years	—	—

Total	$10,528,592	$10,953,051

	Amortized Cost	Estimated Fair Value
As of December 31, 2009
Due in one year or less	$1,025,000	$1,031,788
Due after one year through five years	7,706,725	7,876,701
Due after five years through ten years	663,243	639,952
Due after ten years	—	—

Total	$9,394,968	$9,548,441

Information on sales and maturities of investments during the nine months ended September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
Total proceeds on sales of available-for -sale securities	$5,579,159	$36,401,295
Total proceeds from maturities of fixed maturity investments	1,025,000	1,097,484
Gross gains on sales	2,611,340	3,709,650
Gross losses on sales	(879,449)	(997,622)
Impairment losses	(123,310)	(847,889)

Information on sales and maturities of investments during the quarters ended September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
Total proceeds on sales of available-for-sale securities	$2,847,382	$7,665,361
Total proceeds from maturities of fixed maturity investments	—	569,999
Gross gains on sales	895,675	1,780,292
Gross losses on sales	(230,306)	—
Impairment losses	—	—

Major categories of net interest and dividend income during the nine months ended September 30, 2010 and 2009 are summarized as follows:

	September 30, 2010	September 30, 2009
Interest earned:
Fixed maturity investments	$216,942	$556,388
Cash and cash equivalents	618	5,617
Dividends earned	165,121	238,889
Investment expenses	(117,071)	(129,105)

Net investment income	$265,610	$671,789

Major categories of net interest and dividend income during the quarters ended September 30, 2010 and 2009 are summarized as follows:

	September 30, 2010	September 30, 2009
Interest earned:
Fixed maturity investments	$57,093	$61,673
Cash and cash equivalents	268	2,192
Dividends earned	50,072	44,856
Investment expenses	(36,694)	(44,258)

Net investment income	$70,739	$64,463

3.	SEGMENT INFORMATION

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) Reinsurance activity including investments and others, 2) RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, and 3) insurance activity, which offers accountants’ and lawyers’ professional liability insurance coverage. The RINITS™ segment is in the marketing phase of development.

	Nine Months Ended September 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,002,197	$—	$41,754	$2,043,951
Losses and Expenses	1,084,257	5,862	1,850,329	2,940,448
Segment income (loss)	$917,940	$(5,862)	$(1,808,575)	$(896,497)

	Nine Months Ended September 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$5,763,075	$—	$—	$5,763,075
Losses and Expenses	(1,210,213)	158,222	364,162	(687,829)
Segment income (loss)	$6,973,288	$(158,222)	$(364,162)	$6,450,904

	Three Months Ended September 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$765,613	$—	$29,331	$794,944
Losses and Expenses	354,695	1,739	553,105	909,539
Segment income (loss)	$410,918	$(1,739)	$(523,774)	$(114,595)

	Three Months Ended September 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,016,027	$—	$—	$2,016,027
Losses and Expenses	12,667	27,503	177,433	217,603
Segment income (loss)	$2,003,360	$(27,503)	$(177,433)	$1,798,424

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as at the end of the previous quarter. During the three months and nine months ended September 30, 2010, approximately 985 and 1,867 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. Approximately 76,885 phantom shares were outstanding at September 30, 2010.

The employees’ interest in the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015. The liability payable to the employees under this phantom share plan is equal to the difference between the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the initial value and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of death or permanent disability, including if such death or permanent disability occurs before January 1, 2015.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of the previous quarter. As a result of the decrease in the book value of the Company’s common shares during the second quarter of 2010, the Company has reversed the entire liability amounting to $58,788, which had been recorded in prior quarters relating to these phantom shares.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2009 Annual Report or Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from Virginia Surety Company (“VSC”) in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses in the year ended December 31, 2009. The Company and VSC are in dispute with respect to over $500,000 in additional recoveries, fees and interest, which is currently in arbitration.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Shareholder services are conducted by USA Risk Group of Vermont, Inc., an affiliate of Cedar Management Limited. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2010 and ending December 31, 2010. Mr. Stuart H. Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Vice President and Treasurer, is an officer, director and employee of Cedar Management Limited.

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

OPERATIONS

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

We recorded a net loss of $896,497 for the nine months ended September 30, 2010 compared to net income of $6,450,904 for the nine months ended September 30, 2009. The net loss recorded during the nine months ended September 30, 2010 was attributable to the following; (1) the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009; (2) the reduction in net premiums earned from $3,227,147 in 2009 to $128,158 following the commutation and termination of the CNA relationship and non-renewal of the CAMICO policies in 2009 and (3) the reduced net investment income from $671,789 in 2009 to $265,610 in 2010 due to the reduction in the investment portfolio following the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. The net income recorded for the nine months ended September 30, 2009 is mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA.

Our net premiums earned were $128,158 for the nine months ended September 30, 2010 compared to $3,227,147 for the nine months ended September 2009, a decrease of $3,098,989 or 96.0%. This decrease is due to the 2009 Reinsurance Treaties being rescinded and terminated retroactive to their inception as well as the non-renewal of the CAMCO policies in 2009. The net premiums earned during the nine months ended September 2010 were attributable to premiums written under the Reinsurance Agreement and to revisions to CAMICO premium estimates for prior years.

For the nine months ended September 30, 2010 and September 30, 2009, we recorded commission income of $41,602 and $0, respectively, under the Agency Agreement.

We recorded realized gains, net of impairment, of $1,608,581 during the nine months ended September 30, 2010 compared to $1,864,139 in the same period of 2009. The decrease in realized gains recorded in 2010 is due to the reduced sales of fixed maturity securities in an unrealized gain position during the nine months ended September 30, 2010. Net investment income earned during the nine months ended September 30, 2010 was $265,610 compared to $671,789 for the same period of 2009. The decline in net investment income is due to the reduction in the investment portfolio following the liquidation of certain fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. Annualized investment yield, calculated as total interest and dividend income divided by the net average amount of total investments, was 1.2% for the nine months ended September 30, 2010 compared to 2.3% for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, we recorded loss and loss adjustment expense of $8,755, which represents an estimated loss ratio of 62.5% times the premiums earned under the Reinsurance Agreement of $14,008. For the nine months ended September 30, 2009, we recorded loss and loss adjustment recoveries of $3,623,591 as a result of (1) the reduction in loss reserves related to the CNA treaty following the determination of the ultimate settlement amount after the finalization of the Commutation Agreement, and (2) the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition recoveries of $23,155 for the nine months ended September 30, 2010 compared to acquisition costs of $859,364 for the nine months ended September 30, 2009. The policy acquisition recoveries recorded for the nine months ended September 30, 2010 were attributable to the revisions to the CAMICO premium estimates for prior years, net of policy acquisition costs recorded at 37% of premium earned under the Reinsurance Agreement. For the nine months ended September 30, 2009, policy acquisition costs were 26.6% of net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written.

We expensed operating and management expenses of $2,954,848 for the nine months ended September 30, 2010 compared to $2,076,398 for the nine months ended September 30, 2009, an increase of $878,450 or 42.3%. The primary reason for this increase is the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) Reinsurance activity including investments and others, 2) RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, and 3) insurance activity, which offers accountants’ and lawyers’ professional liability insurance coverage. The RINITS™ segment is in the marketing phase of development.

	Nine Months Ended September 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,002,197	$—	$41,754	$2,043,951
Losses and Expenses	1,084,257	5,862	1,850,329	2,940,448
Segment income (loss)	$917,940	$(5,862)	$(1,808,575)	$(896,497)

	Nine Months Ended September 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$5,763,075	$—	$—	$5,763,075
Losses and Expenses	(1,210,213)	158,222	364,162	(687,829)
Segment income (loss)	$6,973,288	$(158,222)	$(364,162)	$6,450,904

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We recorded a net loss of $114,595 for the third quarter of 2010 compared to net income of $1,798,424 for the same period in 2009. The net loss recorded during the third quarter of 2010 was attributable to the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F, effective September 25, 2009, offset by net realized gain on investments. The net income recorded for the third quarter of 2009 was mainly attributable to net realized gain on investments and a decrease in losses and loss adjustment expenses and policy acquisition costs as a result of the finalization of the Commutation Agreement with CNA and the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989 through 1993.

Our net premiums earned for the third quarter of 2010 were $29,555 compared to $171,272 for the third quarter of 2009, a decrease of $141,717 or 82.7%. The net premiums earned during the third quarter of 2010 were attributable to premiums written under the Reinsurance Agreement and to revisions to CAMICO premium estimates for prior years. The net premiums earned during the third quarter of 2009 were attributable to revisions to CAMICO premium estimates for prior years.

For the quarters ended September 30, 2010 and September 30, 2009, we recorded commission income of $29,281 and $0, respectively, under the Agency Agreement.

We recorded net investment income of $70,739 for the quarter ended September 30, 2010 compared to $64,463 for the quarter ended September 30, 2009, an increase of $6,276 or 9.7%. This increase is due to a greater amount invested during the third quarter of 2010 compared to the same period of 2009. Annualized investment yield, calculated as total interest and dividend income divided by the net average amount of total investments, was 1.0% for the quarter ended September 30, 2010 compared to 0.9% for the quarter ended September 30, 2009.

Sales of securities during the quarter ended September 30, 2010, resulted in realized gains on investments net of impairment of $665,369 compared to $1,780,292 during the quarter ended September 30, 2009. The decrease in realized gains recorded in the third quarter of 2010 primarily related to reduced sales of equity securities in an unrealized gain position compared to 2009.

For the quarter ended September 30, 2010, we recorded loss and loss adjustment expenses of $7,384. To determine this expense, we multiplied an estimated loss ratio of 62.5% times the premium earned under the Reinsurance Agreement of $11,815. For the quarter ended September 30, 2009, we recorded loss and loss adjustment recoveries of $434,372 as a result of the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $4,326 in the third quarter of 2010 compared to costs of $1,713 for the same period of 2009, an increase of $2,613 or 153% in the expense. The policy acquisition costs recorded in the third quarter of 2010 were 37% of the premium earned under the Reinsurance Agreement adjusted for revisions to prior period CAMICO estimates. The policy acquisition costs recorded in the third quarter of 2009 were attributable to revisions to prior period CAMICO estimates. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written.

We expensed operating and management expenses of $897,829 in the third quarter of 2010 compared to $650,262 for the same period of 2009, an increase of $247,567 or 38.1%. The primary reason for this increase is the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F, effective September 25, 2009.

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

	Three Months Ended September 30, 2010
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$765,613	$—	$29,331	$794,944
Losses and Expenses	354,695	1,739	553,105	909,539
Segment income (loss)	$410,918	$(1,739)	$(523,774)	$(114,595)

	Three Months Ended September 30, 2009
	Reinsurance Segment	RINITS ™ Segment	Insurance Segment	Total
Revenue	$2,016,027	$—	$—	$2,016,027
Losses and Expenses	12,667	27,503	177,433	217,603
Segment income (loss)	$2,003,360	$(27,503)	$(177,433)	$1,798,424

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

As of September 30, 2010, our total investments were $26,301,138, a decrease of $847,851, or 3.1%, from $27,148,989 at December 31, 2009. The decrease was primarily due to sales of certain equity and fixed maturity investments. The cash and cash equivalents balance decreased from $3,472,529 at December 31, 2009 to $734,384 at September 30, 2010, a decrease of $2,738,145, or 78.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $734,020 at December 31, 2009 to $926,258 at September 30, 2010, an increase of $192,238 or 26.2%. The increase is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2010 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at September 30, 2010 was 12.26:1, compared to a ratio of 13.14:1 at December 31, 2009.

Assumed reinsurance balances receivable represents current premiums due from the ceding companies. Assumed reinsurance payable represents current reinsurance losses payable to the ceding companies. As of September 30, 2010, the balance was a receivable of $49,237 compared to a payable of $148,850 as of December 31, 2009. This balance fluctuates due to the timing of reported premiums and losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended September 30, 2010, Investco purchased 11,103 common shares from these shareholders who had died or retired for a total purchase price of $444,009. Through September 30, 2010, Investco had purchased 107,582 common shares from shareholders who had died or retired for a total purchase price of $2,567,741. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2010, Investco had purchased an additional 67,074 common shares in such privately negotiated transactions for a total purchase price of $887,963.

Cash Dividends

We paid our semi-annual dividends of $0.47 per share during the first and third quarters of 2010, which amounted to ordinary cash dividends of $346,399 and $340,081, respectively. The dividends paid in 2010 have been reduced by $38,611, which represents a write back of uncashed dividends issued prior to 2005 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $17.93 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.41% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $36.81 per share as of September 30, 2010.

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

From time to time, the Company has repurchased its common shares from individual shareholders who have died or retired from the practice of accounting. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended September 30, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 2010	4,787	$39.99	4,787	N/A
August 2010	6,316	$39.99	6,316	N/A
September 2010	—	—	—	N/A
Total	11,103	$39.99	11,103	N/A

From time to time, the Company has repurchased its common shares from individual shareholders in privately negotiated transactions. No transactions occurred during the three month period ended September 30, 2010.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	AMERINST INSURANCE GROUP, LTD. (Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon Vice President (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010

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