Form 10-K
period 2010-12-31
AMERINST INSURANCE GROUP LTD
filed 2011-03-25
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

(441) 295-6015

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2011, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $26,597,014 based on book value as of June 30, 2010.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 2, 2011	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2010

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, ability to successfully implement our business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-K, as well as:

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for reinsurance or an increase in the supply of reinsurance capacity;

•	the successful implementation of our business plan, without a significant depletion of our cash resources and the retention of our current A.M. Best rating;

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitations methods;

•	the integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly-owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

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

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede, and AMIC Ltd. agrees to accept as reinsurance, a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd. surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals.

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

On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement (the “Commutation Agreement”) whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2011 and ending December 31, 2011. Mr. Stuart Grayston, our President, was formally a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Vice President and Treasurer, is an officer, director and employee of Cedar Management Limited.

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provides accounting functions to APSL. Our agreement with Mowery & Schoenfeld, LLC renewed for one year beginning January 1, 2011 and ending December 31, 2011, pursuant to a letter of understanding dated February 3, 2011. While the letter of understanding has no termination notice clause, it can be terminated by either party.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys; primarily AON Corporation, a large international corporation with 36,000 employees in over 120 countries which has a relationship with CNA, and CAMICO Mutual Insurance Company, a California-based writer of accountants’ professional liability business.

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

APSL, a Delaware corporation, subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms, continues to work closely with C&F to secure regulatory approval from various state insurance departments. As of December 31, 2010, APSL has received regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

Except for business related to APSL, our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker dealer requiring registration under investment advisory or securities broker regulations in the U.S.,

Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for our APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2010 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2010, approximately $31 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2010 and 2009 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2010	$1,000,000	$32,209,291	$9,231,848	$10,869,403
December 31, 2009	$1,000,000	$31,177,595	$9,445,328	$9,445,328

AMIC Ltd. writes more than 50% unrelated business and consequently, in accordance with the requirements of the Insurance Amendment Act 2008, is registered as a Class 3A insurer.

Customers

Our only sources of income, other than our investment portfolio, are our Agency Agreement and Reinsurance Agreement. Without such agreements, we believe current levels of investment income would provide enough revenue to continue operations while the Company evaluated other reinsurance and insurance opportunities.

Employees

At December 31, 2010, APSL had fifteen employees, eleven full-time salaried and four temporary employees.

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

Developing Business

AmerInst has filed an application for a U.S. patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

AmerInst has entered into confidentiality agreements with several investment banking organizations.

In addition to the patent application, AmerInst has obtained a trademark under which the concept will be marketed.

AmerInst has two operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 for it no longer met the quantitative thresholds as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601 Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 295-6015. The information on our internet site is not incorporated by reference into this report.

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

On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

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

Because we have only recently entered into the Agency Agreement and Reinsurance Agreement and our ability to generate revenue under either agreement is unproven, neither agreement may result in material revenue or profit. Even if we are able to generate material revenue and/or profit from these agreements, we may not be able to do so for a significant period of time.

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

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete solely in the United States reinsurance and insurance markets. Most of our competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. If we are unable to successfully compete against these companies our profitability could be adversely affected.

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

Reinsurance may not be available to us.

In order to limit the effect of large and multiple losses on our financial condition, AMIC Ltd. may, in the future, seek reinsurance for its own account. From time to time, market conditions have limited the availability of reinsurance, and in some cases have prevented insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. If AMIC Ltd. is unable to obtain the desired amounts of reinsurance, or, if it is able to obtain such reinsurance only on terms not sufficiently favorable to operate profitably, we could be adversely affected.

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

We reinsure professional liability insurance for certified public accountants and attorneys. The financial institutions and financial services segment has been particularly impacted by the recent financial market turmoil. As a result, accountants and lawyers that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

We and our subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including in the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements could have a material adverse effect on our business.

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations require AMIC Ltd. to:

•	meet and maintain certain standards of liquidity and solvency,

•	file periodic reports in accordance with the Bermuda Statutory Accounting Rules,

•	produce annual audited statutory financial statements, and

•	comply with restrictions on payments of dividends and reductions of capital.

Our Bermuda entities could become subject to regulation or taxation in the United States.

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, we anticipate that in the near future the majority of our revenue will be derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with

C&F and (ii) the Reinsurance Agreement by AMIC Ltd. with C&F which represent a group of companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

We believe that our non-U.S. companies have operated and will continue to operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might contend that one or more of our non-U.S. companies is engaged in a U.S. trade or business. If AMIC, Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to (i) U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business, and (ii) a U.S. federal branch profits tax at the rate of 30% on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of such company’s investment income may be subject to U.S. federal income and branch profits taxes.

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

Our new business plan met A. M. Best’s higher capitalization requirements, which mandate a more conservative level of risk based capital. A. M. Best is the most widely recognized insurance company rating agency. In December 2010, A. M. Best affirmed AmerInst’s financial strength rating of A- (Excellent) and issuer credit rating of “A-.” A. M. Best also affirmed that the outlook assigned to both ratings is stable.

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

Similarly, if C&F’s A. M. Best’s rating should ever be downgraded, this could adversely affect our ability to solicit, underwrite, quote, bind, issue or endorse accountants’ professional liability and lawyers’ professional liability insurance coverage under our Agency Agreement with C&F or to reinsure under the Reinsurance Agreement a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Investco, our subsidiary, currently owns approximately 29.7% of our outstanding shares of common stock and has the ability to purchase additional shares. Shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

In addition, because our Statement of Share Ownership Policy limits each shareholder other than Investco to owning no more than 20,000 shares of our common stock, and our Bye-laws permit our board of directors to implement provisions requiring board approval of all transfers of common stock, it may be difficult for any individual or entity to obtain voting control of AmerInst.

Finally, our Bye-laws provide for a classified board of directors which could have the effect of delaying or preventing a change of control or management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2010, are as follows:

2011	$54,043
2012	55,801
2013	57,646
2014	59,568
2015	15,013

$242,071

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

AmerInst currently does not have a public market for its common stock, but the Company has historically caused Investco to purchase shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s expenditures from year to year. Under the new policy that became effective immediately, the Company will limit Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco will only be authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria will be discontinued for the foreseeable future. At the Board meeting, the Board approved all outstanding requests for repurchase of shares amounting to $300,359, and for the remainder of 2011, Investco will still be authorized to repurchase shares up to $500,000.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2010, Investco had purchased 123,913 common shares from shareholders who had died or retired for a total purchase price of $3,214,353. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2010	2,577	$39.99	2,577	N/A
November 2010	—	—	—	N/A
December 2010	13,754	$39.52	13,754	N/A
Total	16,331	$39.59	16,331	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,040 common shares in such privately negotiated transactions for a total purchase price of $1,108,228. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended December 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2010	—	—	—	N/A
November 2010	2,400	$28.00	2,400	N/A
December 2010	5,566	$27.50	5,566	N/A
Total	7,966	$27.65	7,966	N/A

As of December 31, 2010, there were 1,853 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.47 per share with payments in March and September. During 2010, the dividend amount paid was reduced by $38,611, which represented a write back of uncashed dividends issued 2004 and prior to shareholders that we have been unable to locate. During 2009, the dividend amount paid was reduced by $33,862, which represented a write back of uncashed dividends issued prior to 2003 to shareholders that we were unable to locate. During 2010 and 2009, we paid ordinary cash dividends of $647,913 and $662,249, respectively, net of the write back, representing two semi-annual payments of $0.47 per share. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. Under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

AmerInst has two operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F. See Note 12, Segment Information, of the notes to the consolidated financial statements contained in Item 12 of this annual report on Form 10-K for financial information concerning these segments.

The reinsurance segment had revenues of $2,918,696 for the year ended December 31, 2010 and $6,439,547 for the year ended December 31, 2009. Total losses and expenses for this segment were $1,452,800 for the year ended December 31, 2010 and $(83,078) for the year ended December 31, 2009. This resulted in segment income of $1,465,896 of $6,522,625 for the years ended December 31, 2010 and 2009, respectively.

The insurance segment had revenues of $85,249 for the year ended December 31, 2010 and generated no revenues for the year ended December 31, 2009. Operating and management expenses were $2,652,938 for the year ended December 31, 2010 and $771,088 for the year ended December 31, 2009. This resulted in segment losses of $2,567,689 and $771,088 for the years ended December 31, 2010 and 2009, respectively.

AmerInst has filed an application for a U.S. patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent, and even if so, may not be able to license such patent.

AmerInst has entered into confidentiality agreements with several investment banking organizations.

In addition to the patent application, AmerInst has obtained a trademark under which the concept will be marketed.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting”.

Our results of operations for the years ended December 31, 2010 and December 31, 2009 are discussed below.

We operate our business with no long-term debt, no capital lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. AmerInst’s access to operating cash flows is from the payment of dividends from its subsidiaries.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2010. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2010, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $1.0 million, the high estimate was $1.3 million, and the central estimate was $1.1 million. We selected reserves of $1,203,016 as of December 31, 2010, which is between the central and high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

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

Results of Operations

We recorded a net loss of $1,101,793 in 2010, compared to net income of $5,751,537 in 2009.

The net loss recorded for the year ended December 31, 2010 was attributable to the following; (1) the increased expenses incurred by APSL which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009; (2) the reduction in net premiums earned from $3,235,446 in 2009 to $157,140 following the commutation and termination of the CNA relationship and non-renewal of the CAMICO policies in 2009 and (3) the reduced net investment income from $766,512 in 2009 to $405,210 in 2010 due to the reduction in the investment portfolio following the liquidation of fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. The net income recorded for the year ended December 31, 2009 was mainly attributable to the reduction of approximately $5,400,000 in loss and loss adjustment expenses in recognition of the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA.

Our net premiums earned were $157,140 for the year ended December 31, 2010 compared to $3,235,446 for the year ended December 31, 2009, a decrease of $3,078,306 or 95.1%. The decrease is due to i) the Commutation Agreement entered into with CNA in 2009 and ii) the non-renewal of the CAMICO contract effective June 1, 2009. The net premiums earned for the year ended December 31, 2010 were attributable to premiums written under the Reinsurance Agreement and to revisions to CAMCO premium estimates for prior years.

For the years ended December 31, 2010 and December 31, 2009, we recorded commission income of $85,051 and $0, respectively, under the Agency Agreement.

We recorded realized gains, net of impairment, of $2,356,544 for the year ended December 31, 2010 compared to $2,437,589 for the year ended December 31, 2009. The decrease in realized gains recorded in 2010 is due to the reduced sales of fixed maturity securities and equity securities in an unrealized gain position during the year ended December 31, 2010. Net investment income earned for the year ended December 31, 2010 was $405,210 compared to $766,512 for the year ended December 31, 2009. The decline in net investment income is due to the reduction in the investment portfolio following the liquidation of certain fixed maturity investments in May 2009 to settle the payment of $20.55 million due to CNA as a result of the Commutation Agreement entered into between the Company and CNA in 2009. Additionally, in 2010 we disposed of certain fixed maturity and equity investments to fund the operations of APSL, further reducing the total investment portfolio and the net investment income earned. Annualized investment yield, calculated as total interest and dividend income divided by the net average amount of total investments, was 1.4% in 2010 and 2.0% in 2009.

Unrealized gain on investments was $6,477,553 at December 31, 2010 compared to $6,611,053 at December 31, 2009. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The decrease in unrealized gain on investments was due primarily to the reduction in the value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2010 and 2009 is as follows:

	2010	2009
U.S. government agency securities	7%	12%
Obligations of state and political subdivisions	32	23
Corporate debt securities	2	2
Equity securities (including the hedge fund)	59	63

	100%	100%

We recorded loss and loss adjustment expenses of $26,869 for the year ended December 31, 2010, compared to loss and loss adjustment recoveries of $2,924,184 in 2009. The 2010 recorded expenses resulted from reserves of $32,000 established pursuant to the Reinsurance Agreement offset by favorable development on CAMICO and PDIC. The 2009 recorded recoveries resulted from (1) the reduction in loss reserves related to the CNA treaty following the determination of the ultimate settlement amount after the finalization of the Commutation Agreement, and (2) the recognition of the payment of $500,891 received from VSC in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between AMIC Ltd. and VSC for the years 1989-1993. Our loss ratio, calculated as the ratio of losses and loss adjustment expenses to net premium earned was 17.1% in 2010 and (90.4%) in 2009.

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition recoveries of $12,209 for the year ended December 31, 2010 compared to acquisition costs of $868,155 for year ended December 31, 2009. The policy acquisition recoveries recorded for the year ended December 31, 2010 were attributable to the revisions to the CAMICO premium estimates for prior years, net of policy acquisition costs recorded at 37% of premium earned under the Reinsurance Agreement. For the year ended December 31, 2009, policy acquisition costs were 26.8% of net premiums earned. Policy acquisition costs are the sum of ceding commissions paid to ceding companies determined contractually pursuant to reinsurance agreements and federal excise taxes paid on premiums written.

We expensed operating and management expenses of $4,091,078 for the year ended December 31, 2010 compared to $2,744,039 for the year ended December 31, 2009, an increase of $1,347,039 or 49.1%. The primary reason for this increase is the increased expenses incurred by APSL, which commenced operations in late 2009 following the execution of its Agency Agreement with C&F effective September 25, 2009.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2010 and 2009.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
U.S. government agency securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate debt securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (excluding the hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009.

	2010	2009
Balance classified as Level 3, beginning of year	$1,389,737	$1,152,548
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	95,147	237,189
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,484,884	$1,389,737

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as of December 31, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2010 amounted to $84,406 compared to $42,142 as of December 31, 2009. This increased loss was mainly attributable to fixed income securities which we determined were not other than temporarily impaired. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $123,310 and $847,889 on two and twenty-eight equity securities during the years ended December 31, 2010 and 2009, respectively.

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2010 and what level within the fair value hierarchy the valuation technique resides.

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

Though current market conditions appear to have improved recently, there is still the potential for further instability. This could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of December 31, 2010, our total investments were $26,559,489, a decrease of $589,500, or 2.17%, from $27,148,989 at December 31, 2009. The cash and cash equivalents balance decreased from $3,472,529 at December 31, 2009 to $970,697 at December 31, 2010, a decrease of $2,501,832, or 72.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market mutual funds. The restricted cash and cash equivalents balance decreased from $734,020 at December 31, 2009 to $84,256 at December 31, 2010, a decrease of $649,764 or 88.5%. The ratio of cash and total investments to total liabilities at December 31, 2010 was 11.04:1, compared to a ratio of 13.14:1 at December 31, 2009.

The decrease in the ratio at December 31, 2010, as well as the decrease in cash and total investments at December 31, 2010, compared to December 31, 2009 results primarily from i) net cash outflows relating to APSL, which is still in the development stage, ii) dividends of $647,913 paid during 2010 and iii) $1,440,558 incurred in share repurchases during 2010, partially offset by positive cash inflows from investment operations.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. During the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing, subject to regulatory limitations.

Assumed reinsurance premiums receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. This balance was $45,909 at December 31, 2010 and $0 at December 31, 2009. The December 31, 2010 balance is attributable to net premiums due under the Reinsurance Agreement.

Assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. This balance was $76,918 at December 31, 2010 and $148,850 at December 31, 2009.

The funds deposited with a reinsurer at December 31, 2009 represented cash placed with the ceding company as collateral for obligations assumed under the attorneys’ liability program written in 2003. The funds were released by the ceding company in 2010.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $0 at December 31, 2009 to $35,060 at December 31, 2010. The deferred policy acquisition costs at December 31, 2010 were attributable to the Reinsurance Agreement.

Prepaid expenses and other assets were $170,606 at December 31, 2010, a decrease of 20.7% from December 31, 2009. These expenses primarily relate to prepaid directors’ and officers’ liability insurance costs and directors’ retainer.

AmerInst paid two semi-annual dividends of $0.47 per share during 2010 and 2009. During 2010, the dividend amount was reduced by $38,611, which represents a write back of uncashed dividends issued in 2004 and prior to shareholders that we have been unable to locate. During 2009, the dividend amount was reduced by $33,862, which represents a write back of uncashed dividends issued prior to 2003 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $17.93 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 10.38% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $37.46 per share as of December 31, 2010.

Total dividends declared were $647,913 and $662,249 in 2010 and 2009, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our new business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2010 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2010, approximately $31 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2010 and 2009 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2010	$1,000,000	$32,209,291	$9,231,848	$10,869,403
December 31, 2009	$1,000,000	$31,177,595	$9,445,328	$9,445,328

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2011, Investco had purchased 123,913 common shares from shareholders who had died or retired for a total purchase price of $3,214,353. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,040 common shares in such privately negotiated transactions for a total purchase price of $1,108,228.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2010. We review the actuarial estimates throughout the year for the possible impact on our financial position. As noted in our discussion of our results of operations for the year ended December 31, 2009, we recorded a reduction of approximately $5,400,000 in recognition of positive development realized as a result of updating the estimated liability for unpaid loss and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, and the recovery from VSC.

As a result of the commutation, the Company does not carry any loss reserves relating to the CNA program. Loss reserves relate only to the attorneys’ professional liability coverage (“PDIC”), CAMICO Mutual Insurance Company (“CAMICO”) and Crum & Forster (“C&F”) programs and were calculated under the methodologies described below.

PDIC was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. To calculate the policy year ultimate losses and allocated loss adjustment expenses for PDIC the actuary applied incurred loss development, incurred Bornhuetter-Ferguson (“BF”), and expected loss methods to the actual PDIC experience. In the calculations, the actuary used industry incurred loss and allocated loss adjustment expenses development patterns and an a priori loss and allocated loss adjustment expenses ratio for use in the BF and expected loss and allocated loss adjustment expenses method calculations. The a priori loss and allocated loss adjustment expenses ratio was selected judgmentally based on the Company’s unpaid claim liability review as of December 31, 2009. The actuary judgmentally selected low and high scenario loss ratio estimates around the central loss ratio estimates. The low and high scenario ultimate loss and allocated loss adjustment expenses estimates were calculated by multiplying net earned premium through December 31, 2010 by the low and high scenario loss ratio selections.

CAMICO was a new program for the Company in 2005. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred BF, and expected loss and allocated loss adjustment expenses ratio methods to the actual CAMICO experience as of December 31, 2010. In the calculations, the actuary used industry benchmark paid and incurred loss and allocated loss adjustment expenses development patterns. The a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expenses method calculations were selected judgmentally based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2009. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by applying faster and slower loss development patterns in the actuarial method calculations.

C&F was a new program for the Company in 2010. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied incurred loss development, incurred BF, and expected loss and allocated loss adjustment expense ratio methods to the actual C&F experience as of December 31, 2010. In the calculations, the actuary used an industry benchmark incurred loss and allocated loss adjustment expense development pattern. The "a priori" loss and allocated loss adjustment expenses ratio used in the BF and expected loss and allocated loss adjustment expense method calculations was selected based on previous work performed for AmerInst related to the pricing of accountants' professional liability insurance. The actuary judgmentally selected low and high scenario loss ratio estimates around the central loss ratio estimate. The low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by multiplying net earned premium through December 31, 2010 by the low and high scenario loss ratio selections.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of US Dollars)

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross Liability for Loss and LAE Reserves	$27,703	$29,243	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	674	674	674	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$27,029	$28,569	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Losses Re-estimated as of:
One Year Later	$24,873	$27,993	$25,193	$27,210	$27,454	$26,323	$25,521	$22,139	$21,104	$1,490	—
Two Years Later	24,297	23,514	23,676	24,962	24,893	23,493	19,780	18,006	20,957
Three Years Later	21,008	21,997	21,429	22,400	22,062	17,752	15,143	17,803
Four Years Later	19,491	19,750	18,867	19,570	16,321	13,916	14,993
Five Years Later	17,244	17,188	16,037	13,836	14,115	13,835
Six Years Later	15,215	14,688	11,783	12,976	14,076
Seven Years Later	13,430	11,221	11,120	12,953
Eight Years Later	11,639	10,707	11,120
Nine Years Later	11,160	10,707
Ten Years Later	11,160
Cumulative Redundancy (Deficiency)	15,869	17,862	18,685	15,771	15,626	15,050	13,168	9,608	3,459	20	—
Cumulative Amount Paid Through:
One Year Later	4,340	3,851	3,697	3,557	4,678	3,820	3,314	3,970	19,902	334	—
Two Years Later	7,073	6,600	6,165	6,943	7,729	6,166	6,310	17,208	20,195
Three Years Later	8,904	8,145	7,915	8,995	9,049	8,176	14,653	17,406
Four Years Later	9,781	8,736	8,954	9,690	10,225	13,675	14,759
Five Years Later	9,906	9,174	9,079	10,149	13,957	13,687
Six Years Later	10,142	9,240	9,205	12,885	13,969
Seven Years Later	10,173	9,299	11,120	12,892
Eight Years Later	10,196	10,707	11,120
Nine Years Later	11,159	10,707
Ten Years Later	11,159

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

The above table presents the development of balance sheet liabilities for 2000 through 2010 as of year-end 2010, and includes the CNA program liabilities through 2008. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2005 liability has developed a $15,050,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2005 year end liability was originally $28,885,000. As of December 31, 2010, we had paid $13,687,000 of the currently estimated $13,835,000 of losses and LAE that had been incurred for 2005 and prior years through the end of 2010; thus an estimated $148,000 in losses incurred through 2005 remain unpaid as of the current financial statement date.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive (loss) income, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche

Hamilton, Bermuda

March 25, 2011

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(expressed in U.S. dollars)

	2010	2009
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $10,739,265 and $9,394,968)	$10,929,481	$9,548,441
Equity securities, at fair value (cost $9,342,671 and $11,142,968)	15,630,008	17,600,548

TOTAL INVESTMENTS	26,559,489	27,148,989
Cash and cash equivalents	970,697	3,472,529
Restricted cash and cash equivalents	84,256	734,020
Assumed reinsurance premiums receivable	45,909	—
Funds deposited with a reinsurer (Note 3)	—	113,382
Accrued investment income	117,226	90,851
Property and equipment	716,230	100,157
Deferred policy acquisition costs	35,060	—
Prepaid expenses and other assets	170,606	215,098

TOTAL ASSETS	$28,699,473	$31,875,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 5)	$1,203,016	$1,510,478
Unearned premiums	94,756	—
Assumed reinsurance payable	76,918	148,850
Accrued expenses and other liabilities	1,126,409	727,319

TOTAL LIABILITIES	$2,501,099	$2,386,647

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2010 and 2009: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	19,096,686	20,846,392
Accumulated other comprehensive income	6,477,553	6,611,053
Shares held by Subsidiary (295,881 and 257,820 shares) at cost	(6,658,411)	(5,251,612)

TOTAL SHAREHOLDERS’ EQUITY	26,198,374	29,488,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,699,473	$31,875,026

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE (LOSS) INCOME

years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

	2010	2009
REVENUES
Net premiums earned (Note 1)	$157,140	$3,235,446
Commission income	85,051	—
Net investment income (Note 4)	405,210	766,512
Net realized gain on investments (Note 4)	2,356,544	2,437,589

TOTAL REVENUES	3,003,945	6,439,547

LOSSES AND EXPENSES
Losses and loss adjustment expenses (recoveries) (Note 5)	26,869	(2,924,184)
Policy acquisition (recoveries) costs	(12,209)	868,155
Operating and management expenses (Note 8)	4,091,078	2,744,039

TOTAL LOSSES AND EXPENSES	4,105,738	688,010

NET (LOSS) INCOME BEFORE TAX	(1,101,793)	5,751,537

Income tax expense (Note 9)	—	—
NET (LOSS) INCOME AFTER TAX	(1,101,793)	5,751,537
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains arising during the period	2,223,044	6,317,280
Reclassification adjustment for (gains) included in net (loss) income	(2,356,544)	(2,437,589)

OTHER COMPREHENSIVE (LOSS) INCOME	(133,500)	3,879,691

COMPREHENSIVE (LOSS) INCOME	$(1,235,293)	$9,631,228

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE	$(1.52)	$7.77

Weighted average number of common shares outstanding for the year	723,690	739,932

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2009	$995,253	$6,287,293	$15,757,104	$2,731,362	$(5,014,768)	$20,756,244
Net income	—	—	5,751,537	—	—	5,751,537
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	3,879,691	—	3,879,691
Purchase of shares by subsidiary	—	—	—	—	(236,844)	(236,844)
Dividends ($0.94 per share)	—	—	(662,249)	—	—	(662,249)

BALANCE AT DECEMBER 31, 2009	$995,253	$6,287,293	$20,846,392	$6,611,053	$(5,251,612)	$29,488,379

Net loss	—	—	(1,101,793)	—	—	(1,101,793)
Other comprehensive losses
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(133,500)	—	(133,500)
Purchase of shares by subsidiary	—	—	—	—	(1,406,799)	(1,406,799)
Dividends ($0.94 per share)	—	—	(647,913)	—	—	(647,913)

BALANCE AT DECEMBER 31, 2010	$995,253	$6,287,293	$19,096,686	$6,477,553	$(6,658,411)	$26,198,374

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,101,793)	$5,751,537
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of net premiums on investments	73,996	68,510
Depreciation and amortization on property and equipment	65,433	—
Net realized gains on sale of investments	(2,356,544)	(2,437,589)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(45,909)	500,935
Funds deposited with a reinsurer	113,382	—
Accrued investment income	(26,375)	239,943
Deferred policy acquisition costs	(35,060)	1,044,347
Prepaid expenses and other assets	44,492	13,337
Liability for losses and loss adjustment expenses	(307,462)	(22,905,679)
Unearned premiums	94,756	(3,619,371)
Assumed reinsurance balance payable	(71,932)	—
Accrued expenses and other liabilities	399,090	211,176

Net cash used in operating activities	(3,153,926)	(21,132,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	649,764	(417,179)
Purchases of property and equipment	(681,506)	(100,157)
Purchases of available-for-sale securities	(6,724,710)	(12,498,473)
Proceeds from sales of available-for-sale securities	8,438,258	34,235,694
Proceeds from maturities of fixed maturity investments	1,025,000	3,397,484

Net cash provided by investing activities	2,706,806	24,617,369

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(647,913)	(662,249)
Purchase of shares by subsidiary, net	(1,406,799)	(236,844)

Net cash used in financing activities	(2,054,712)	(899,093)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,501,832)	2,585,422
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,472,529	887,107

CASH AND CASH EQUIVALENTS, END OF YEAR	$970,697	$3,472,529

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

Historical Relationship with CNA

Historically, the primary business activity of our wholly owned insurance subsidiary, AMIC Ltd., had been to act as a reinsurer of professional liability insurance policies that were issued under the Professional Liability Insurance Plan sponsored by the AICPA. The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states.

Our reinsurance activity depends upon agreements with outside parties. AMIG, our predecessor entity, began our reinsurance relationship with CNA in 1993.

On January 5, 2009, AMIC Ltd. received written notice from CNA that CNA did not intend to renew the reinsurance program encompassed by the Reinsurance Treaties. In 2008, the business relationship with CNA accounted for approximately 95% of AmerInst’s net premiums earned.

On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RINITS™

AmerInst has filed an application for a U.S. patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

For purposes of the statements of cash flows, AmerInst considers all money market funds and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment, associated with the APSL office, at December 31, 2010 and 2009 at cost, less accumulated depreciation and amortization, totaled $716,230 and $100,157, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2010
Leasehold improvements	$1,865	$518	$1,347
Furniture and fixtures	25,184	3,272	21,912
Office equipment	18,123	2,477	15,646
Computer equipment	10,829	1,537	9,292
Internal use software	725,662	57,629	668,033

Total	$781,663	$65,433	$716,230

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2009
Furniture and fixtures	$20,885	$—	$20,885
Office equipment	8,496	—	8,496
Internal use software	70,776	—	70,776

Total	$100,157	$—	$100,157

Property and equipment are depreciated using the straight-line method with estimated useful lives ranging from 3 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred.

Developmental costs for internal use software are capitalized in accordance with the provisions of ASC 350-40, generally, when the preliminary project stage is completed, management commits to funding and it is probable that the project will be completed and the software will be used to perform the functions intended. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives, generally for a period not to exceed 5 years.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowance annually.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

New Accounting Pronouncements

Accounting Standards Adopted

In January 2010, the Company adopted the revised guidance issued by the FASB for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the revised guidance did not have an impact on the consolidated financial statements.

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

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral to secure its obligations to them. At December 31, 2010 and 2009 AMIC Ltd. provided CAMICO with a Letter of Credit held by Comerica Bank and National City Bank with supporting investments with a carrying value of $2,713,631 and $3,631,714, respectively. Also, at December 31, 2010, AMIC Ltd. had provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $7,039,652. Additionally, at December 31, 2010 and 2009, $0 and $113,382 was held in deposit pursuant to the 2003 excess reinsurance agreement with PDIC, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of investments in fixed maturity investments, by major security type, and equity securities at December 31, 2010 and 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,931,335	$28,253	$—	$1,959,588
Obligations of states and political subdivisions	8,307,102	243,041	(84,406)	8,465,737
Corporate debt securities	500,828	3,328	—	504,156

Total fixed maturity investments	10,739,265	274,622	(84,406)	10,929,481

Equity securities *	8,342,671	5,802,453	—	14,145,124
Hedge fund	1,000,000	484,884	—	1,484,884

Total equity securities	9,342,671	6,287,337	—	15,630,008

Total investments	$20,081,936	$6,561,959	$(84,406)	$26,559,489

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Fixed maturity investments:
U.S. government agency securities	$3,025,655	$14,031	$(5,781)	$3,033,905
Obligations of states and political subdivisions	5,862,796	159,640	(36,361)	5,986,075
Corporate debt securities	506,517	21,944	—	528,461

Total fixed maturity investments	9,394,968	195,615	(42,142)	9,548,441

Equity securities *	10,142,968	6,067,843	—	16,210,811
Hedge fund	1,000,000	389,737	—	1,389,737

Total equity securities	11,142,968	6,457,580	—	17,600,548

Total investments	$20,537,936	$6,653,195	$(42,142)	$27,148,989

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	—	—	—	—

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,924	$(2,445)	$1,573,160	$(81,961)	$2,071,084	$(84,406)

As of December 31, 2010, there were approximately six securities in an unrealized loss position with an estimated fair value of $2,071,084. Of these securities, there is one security that has been in an unrealized loss position for 12 months or greater. As of December 31, 2010, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

As of December 31, 2009, there were approximately six securities in an unrealized loss position with an estimated fair value of $2,506,958. Of these securities, there is no security that has been in an unrealized loss position for 12 months or greater. As of December 31, 2009, none of these securities were considered to be other than temporarily impaired. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2010 and 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2010
Due in one year or less	$1,001,198	$1,002,080
Due after one year through five years	7,398,409	7,633,631
Due after five years through ten years	2,339,658	2,293,770
Due after ten years	—	—

Total	$10,739,265	$10,929,481

	Amortized Cost	Estimated Fair Value
December 31, 2009
Due in one year or less	$1,025,000	$1,031,788
Due after one year through five years	7,706,725	7,876,701
Due after five years through ten years	663,243	639,952
Due after ten years	—	—

Total	$9,394,968	$9,548,441

Information on sales and maturities of investments during the twelve months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Total proceeds on sales of available-for-sale securities	$8,438,258	$34,235,694
Total proceeds from maturities of fixed maturity investments	1,025,000	3,397,484
Gross gains on sales	3,394,772	5,169,129
Gross losses on sales	(914,918)	(1,883,651)
Impairment losses	(123,310)	(847,889)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2010 and 2009.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
U.S. government agency securities	$3,033,905	$3,033,905	$—	$3,033,905	$—
Obligations of state and political subdivisions	5,986,075	5,986,075		5,986,075
Corporate debt securities	528,461	528,461		528,461

Total fixed maturity investments	9,548,441	9,548,441

Equity securities (excluding the hedge fund)	16,210,811	16,210,811	16,210,811
Hedge fund	1,389,737	1,389,737			1,389,737

Total equity securities	17,600,548	17,600,548

Total investments	$27,148,989	$27,148,989	$16,210,811	$9,548,441	$1,389,737

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balance of investments using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009.

	2010	2009
Balance classified as Level 3, beginning of year	$1,389,737	$1,152,548
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	95,147	237,189
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,484,884	$1,389,737

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

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2010 and what level within the fair value hierarchy the valuation technique resides.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Though current market conditions appear to have improved recently, there is still the potential for further instability which could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

Major categories of net interest and dividend income are summarized as follows:

	2010	2009
Interest earned:
Fixed maturity investments	$339,113	$628,724
Short term investments and cash and cash equivalents	1,957	5,795
Dividends earned	217,045	300,397
Investment expenses	(152,905)	(168,404)

Net investment income	$405,210	$766,512

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2010 and 2009 are as follows:

	2010	2009
Case basis estimates	$523,889	$516,478
Incurred But Not Reported	679,127	994,000

Totals	$1,203,016	$1,510,478

Liability for losses and loss adjustment expense activity is as follows:

	2010	2009
Liability—beginning of year	$1,510,478	$24,416,157

Incurred related to:
Current year	32,000	—
Prior years	(5,131)	(2,924,184)

Total incurred	26,869	(2,924,184)

Paid related to:
Current year	—	—
Prior years	(334,331)	(19,981,495)

Total paid	(334,331)	(19,981,495)

Liability—end of year	$1,203,016	$1,510,478

As a result of the change in estimates of insured events in prior years and the establishment of current year reserves, the provision for losses and loss expenses increased (decreased) by $26,869 and $(2,924,184) in 2010 and 2009, respectively. The increase in 2010 resulted from reserves established pursuant to the Reinsurance Agreement offset by favorable development on CAMICO and PDIC. The 2009 decrease related mainly to the positive development recorded as a result of updating the estimated liability for unpaid losses and loss adjustment expenses on the finalization of the Commutation Agreement with CNA, and the recovery from VSC, as discussed in detail in Note 1.

6. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically caused Investco to purchase shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s expenditures from year to year. Under the new policy that became effective immediately, the Company will limit Investco’s repurchase of Company stock to $500,000 per

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calendar year. In addition, Investco will only be authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria will be discontinued for the foreseeable future. At the Board meeting, the Board approved all outstanding requests for repurchase of shares amounting to $300,359, and for the remainder of 2011, Investco will still be authorized to repurchase shares up to $500,000.

7. PREMIUMS WRITTEN

Premiums written were $251,896 and $(383,926) during 2010 and 2009, respectively. The premiums written during the year ended December 31, 2010 were attributable to premiums written under the Reinsurance Agreement and to revisions to CAMICO premium estimates for prior years. The negative premium written during the year ended December 31, 2009 resulted from the Reinsurance Treaties being rescinded and terminated retroactive to their inception and the decision not to renew the CAMICO contract.

8. OPERATING AND MANAGEMENT EXPENSES

The Company expensed operating and management expenses of $4,091,078 and $2,744,039 during 2010 and 2009, respectively. 2010 represented the first full year of operations for APSL following its entry into the Agency Agreement with C&F effective September 25, 2009 which mainly explains the increase in the expenses incurred during the year as follows (1) salaries and wages amounting to $1,181,926 paid to APSL employees hired in 2010. In 2009, no payroll costs were incurred since APSL did not have any employees, and (2) increased professional, marketing, consulting and office expenses from $1,236,181 in 2009 to $1,731,177 in 2010 mainly to develop and grow APSL’s new business.

With the exception of APSL, AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formally a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Vice President and Treasurer, is an officer, director and employee of Cedar Management Limited. The company paid $335,000 and $340,000 in fees during 2010 and 2009, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $431,809 in 2010 and $533,055 in 2009.

9. TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2016. However, APSL which is a Delaware corporation domiciled in the State of Illinois is subject to taxation in the United States.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2010 and 2009, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2010	2009
Capitalized start-up expenses	$286,221	$306,666
Operating loss carryforwards	1,033,000	—

Deferred tax assets before valuation allowance	1,319,221	306,666

Valuation allowance	(1,319,221)	(306,666)

Deferred tax assets net of valuation allowance	$—	$—

10. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2010 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2010, approximately $31 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2010 and 2009 these requirements have been met. The minimum required statutory capital and surplus was $1,000,000 and $1,000,000 and actual statutory capital and surplus was $32,209,291 and $31,177,595 at December 31, 2010 and 2009, respectively. The minimum required level of relevant assets was $9,231,848 and $9,445,328 and actual relevant assets was $10,869,403 and $9,445,328 at December 31, 2010 and 2009, respectively. Statutory (loss) income for the years ended December 31, 2010 and 2009 was $(294,498) and $6,704,829, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2010	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$96,410	$2,193	$29,555	$28,982
Commission income	1,257	11,064	29,281	43,449
Net investment income	77,172	117,699	70,739	139,600
Net realized gain	312,368	630,843	665,369	747,964

Total revenues	487,207	761,799	794,944	959,995

Net loss	$(434,829)	$(347,072)	$(114,595)	$(205,297)
Basic and diluted net loss per share	$(0.59)	$(0.47)	$(0.16)	$(0.30)

2009	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,623,652	$1,432,223	$171,272	$8,299
Net investment income	391,236	216,090	64,463	94,723
Net realized (loss) gain	(835,531)	919,378	1,780,292	573,450

Total revenues	1,179,357	2,567,691	2,016,027	676,472

Net income (loss)	$4,291,582	$360,897	$1,798,424	$(699,366)
Basic and diluted net income (loss) per share	$5.77	$0.48	$2.43	$(0.91)

12. SEGMENT INFORMATION

AmerInst has two operating segments: 1) reinsurance activity, which also includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting”.

	December 31, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,918,696	$85,249	$3,003,945
Total losses and expenses	1,452,800	2,652,938	4,105,738
Segment income (loss)	$1,465,896	$(2,567,689)	$(1,101,793)
Identifiable assets	$—	$716,230	$716,230

	December 31, 2009
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,439,547	$—	$6,439,547
Total losses and expenses	(83,078)	771,088	688,010
Segment income (loss)	$6,522,625	$(771,088)	$5,751,537
Identifiable assets	$—	$100,157	$100,157

The 2009 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in 2010 and the inclusion of the related balances within the reinsurance segment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2010, approximately 1,867 phantom shares were granted arising from the dividends declared on the Company’s common shares. Approximately 76,885 phantom shares were outstanding at December 31, 2010.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares during the year ended December 31, 2010, no liability has been recorded by the Company relating to these phantom shares at December 31, 2010.

14. COMMITMENTS AND CONTINGENCIES

In December 2009, APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2011	$54,043
2012	55,801
2013	57,646
2014	59,568
2015	15,013

$242,071

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company (together with its consolidated subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control-Integrated Framework Issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective at the reasonable level described below as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption granted to the Company under the existing SEC rules. Consequently, this annual report does not include an attestation report of the Company’s registered public accounting firm.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 2, 2011 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The company has two executive officers, one of which is a director of the Company.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and our principal financial officer. You can find our Code of Business Conduct and Ethics on our internet site, www.amerinst.bm. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of the SEC on our internet site.

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

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2010

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
U.S government and agencies and authorities	$1,931,335	$1,959,588	$1,959,588
States, municipalities and political subdivisions	8,307,102	8,465,737	8,465,737
Corporate debt securities	500,828	504,156	504,156

Total fixed maturities	10,739,265	10,929,481	10,929,481

Equities:
Common stocks:
Bank, trust and insurance companies	1,308,403	2,494,220	2,494,220
Hedge fund, industrial, miscellaneous and all other	8,034,268	13,135,788	13,135,788

Total equity securities	9,342,671	15,630,008	15,630,008

Total investments	$20,081,936	$26,559,489	$26,559,489

(1)	Adjusted cost of equity securities, taking into account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2011	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 25, 2011

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Vice-President, Treasurer (Principal Financial and Accounting Officer)	March 25, 2011

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 25, 2011

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 25, 2011

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 25, 2011

/S/ DAVID R. KLUNK David R. Klunk	Director	March 25, 2011

/S/ THOMAS B. LILLIE Thomas P. Lillie	Director	March 25, 2011

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 25, 2011

INDEX TO EXHIBITS

Year ended December 31, 2010

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd. (1)

3(ii)	Bye-laws of the Company (1)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) above

4.2	Statement of Share Ownership Policy, as Amended (2)

10.1	Reinsurance Treaty between AmerInst Insurance Company, Inc. and Virginia Surety Company, Inc. (3)

10.2	Agreement between Country Club Bank and AIIC (3)

10.3	Agreement between Country Club Bank and AmerInst Insurance Group, Inc. (3)

10.4	Revised Management Agreement between Vermont Insurance Management, Inc. and AIIC dated May 1, 1997(4), Addenda to Management Agreement dated July 1, 1997 (5), Addenda to Management Agreement dated July 1, 1998 (6), Management Agreement between USA Offshore Management, Ltd. and AmerInst Insurance Company Ltd. (“AMIC Ltd.”) dated as of December 2, 1999 (7), and Addenda to Agreement between AmerInst Insurance Company Ltd. and USA Offshore Management, Ltd. dated June 2, 2000 (7).

10.5	Escrow Agreement among AIIC, United States Fire Insurance Company and Harris Trust and Savings Bank dated March 7, 1995 (8)

10.6	Security Trust Agreement among AIIC, Harris Trust and Savings Bank and Virginia Surety Company, Inc. dated March 9, 1995 (9) and Agreement of Resignation, Appointment and Acceptance by and among AMIC Ltd., Harris Trust and Savings Bank and The Bank of New York dated as of May 8, 2000 (13)

10.7	Investment Advisory Agreement For Discretionary Accounts between Amerinst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996 (1)

10.8	Exchange Agreement between the Company and AMIG, dated as of January 20, 1999 (1)

10.9	Registrar and Transfer Agent Agreement between the Company and Butterfield Corporate Services Limited dated as of January 1, 2001 (10)

10.10	Reinsurance Placement Slip between AMIC Ltd. and Professionals Direct Insurance Company effective January 1, 2003 (11)

10.11	Director Compensation Summary

10.12	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008 (12)

10.13	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008 (12)

10.14	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010 (14)

10.15	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2011

10.16	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009 (14)

Exhibit Number	Description
10.17	Agency Agreement effective September 25, 2009 between AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (13)

10.18	Professional Liability Quota Share Agreement dated September 25, 2009 between AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (13)(15)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-4, Registration No. 333-64929 and incorporated herein by reference.
(2)	Filed with the Company’s Current Annual Report on Form 8 dated December 18, 2008 and incorporated herein by reference.
(3)	Filed with AMIG’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(4)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(5)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
(6)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8)	Filed with AMIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(9)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(10)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
(13)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(15)	Certain provisions are subject to a Request for Confidential Treatment.