Form 10-Q
period 2011-03-31
AMERINST INSURANCE GROUP LTD
filed 2011-05-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011.

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

As of May 1, 2011, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

•

the successful implementation of our business plan without a significant depletion of our cash resources, the maintenance of sufficient capital levels and the retention of our current A.M. Best rating;

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2011	As of December 31, 2010
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,226,684 and $10,739,265)	$10,459,430	$10,929,481
Equity securities, available for sale, at fair value (cost $8,913,137 and $9,342,671)	15,014,396	15,630,008

TOTAL INVESTMENTS	25,473,826	26,559,489
Cash and cash equivalents	1,048,576	970,697
Restricted cash and cash equivalents	168,341	84,256
Assumed reinsurance balances receivable	87,535	45,909
Accrued investment income	119,324	117,226
Property and equipment	730,015	716,230
Deferred policy acquisition costs	69,638	35,060
Prepaid expenses and other assets	176,862	170,606

TOTAL ASSETS	$27,874,117	$28,699,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,225,929	$1,203,016
Unearned premium	188,212	94,756
Assumed reinsurance balances payable	10,075	76,918
Accrued expenses and other liabilities	902,691	1,126,409

TOTAL LIABILITIES	$2,326,907	$2,501,099

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2011 and 2010: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	18,589,070	19,096,686
Accumulated other comprehensive income	6,334,005	6,477,553
Shares held by Subsidiary (295,881 and 295,881 shares) at cost	(6,658,411)	(6,658,411)

TOTAL SHAREHOLDERS’ EQUITY	25,547,210	26,198,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,874,117	$28,699,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUE
Net premiums earned	$45,490	$96,410
Commission income	72,609	1,257
Net investment income	95,344	77,172
Net realized gain on investments	816,768	312,368

TOTAL REVENUE	1,030,211	487,207
LOSSES AND EXPENSES
Losses and loss adjustment expenses	28,452	—
Policy acquisition costs (recoveries)	16,831	(29,175)
Operating and management expenses	1,163,853	951,211

TOTAL LOSSES AND EXPENSES	1,209,136	922,036

NET LOSS BEFORE TAX	$(178,925)	$(434,829)

Income tax expense	—	—
NET LOSS AFTER TAX	$(178,925)	$(434,829)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gain arising during the period	673,220	1,316,167
Reclassification adjustment for (gain) included in net (loss)	(816,768)	(312,368)

OTHER COMPREHENSIVE (LOSS) INCOME	(143,548)	1,003,799

COMPREHENSIVE (LOSS) INCOME	$(322,473)	$568,970

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,096,686	$20,846,392
Net loss	(178,925)	(434,829)
Dividends	(328,691)	(346,401)

RETAINED EARNINGS, END OF PERIOD	18,589,070	20,065,162

Per share amounts
Basic and diluted loss per share	$(0.25)	$(0.59)

Dividends	$0.47	$0.47

Weighted average number of shares outstanding for the entire period	714,278	737,228

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,241,861)	$(915,736)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(84,085)	617,142
Purchases of property and equipment	(13,785)	(138,905)
Purchases of available-for-sale securities	(427,678)	(1,080,612)
Proceeds from sales of available-for-sale securities	1,673,979	585,181
Proceeds from maturities of fixed maturity investments	500,000	—

Net Cash provided by (used in) Investing Activities	1,648,431	(17,194)

FINANCING ACTIVITIES
Purchase of shares by subsidiary	—	(11,447)
Dividends paid	(328,691)	(346,401)

Net Cash used in Financing Activities	(328,691)	(357,848)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,879	(1,290,778)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$970,697	$3,472,529

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,048,576	$2,181,751

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1.	BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented. All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or “the Company” refer to AmerInst and its subsidiaries. It is suggested that these condensed statements be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2010 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements – Accounting Standards Adopted

The Company has determined that all recently issued accounting pronouncements do not have a material impact on its consolidated financial statements, or do not apply to its operations.

2.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2011 and December 31, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,925,967	$22,450	$—	$1,948,417
Obligations of states and political subdivisions	8,300,717	280,348	(70,052)	8,511,013

Total fixed maturity investments	10,226,684	302,798	(70,052)	10,459,430

Equity securities*	7,913,137	5,598,156	—	13,511,293
Hedge fund	1,000,000	503,103	—	1,503,103

Total equity securities	8,913,137	6,101,259	—	15,014,396

Total investments	$19,139,821	$6,404,057	$(70,052)	$25,473,826

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,931,335	$28,253	$—	$1,959,588
Obligations of states and political subdivisions	8,307,102	243,041	(84,406)	8,465,737
Corporate debt securities	500,828	3,328	—	504,156

Total fixed maturity investments	10,739,265	274,622	(84,406)	10,929,481

Equity securities*	8,342,671	5,802,453	—	14,145,124
Hedge fund	1,000,000	484,884	—	1,484,884

Total equity securities	9,342,671	6,287,337	—	15,630,008

Total investments	$20,081,936	$6,561,959	$(84,406)	$26,559,489

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,993	(2,254)	1,585,267	(67,798)	2,083,260	(70,052)

Total fixed maturity investments	497,993	(2,254)	1,585,267	(67,798)	2,083,260	(70,052)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,993	$(2,254)	$1,585,267	$(67,798)	$2,083,260	$(70,052)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,924	$(2,445)	$1,573,160	$(81,961)	$2,071,084	$(84,406)

As of March 31, 2011 and December 31, 2010, the number of available for sale fixed maturity securities in an unrealized loss position was six with an estimated fair value of $2,083,260 and $2,071,084 respectively. As of March 31, 2011 and December 31, 2010, one of these securities had been in an unrealized loss position for 12 months or greater. As of March 31, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and: (1) determining if the Company has the intent to sell the fixed maturity investment or if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2011 and December 31, 2010, relating to six fixed maturity securities, amounted to $70,052 and $84,406, respectively. This decrease was attributable to the increase in the fair value of fixed maturity securities as a result of improved market conditions. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. No other-than-temporary impairment charges were recorded during the quarters ended March 31, 2011 and 2010.

Fair Value of Investments

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2011 and what level within the fair value hierarchy each valuation technique resides.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2010. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date.

The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of March 31, 2011 and December 31, 2010.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2011
U.S. government agency securities	$1,948,417	$1,948,417	$—	$1,948,417	$—
Obligations of state and political subdivisions	8,511,013	8,511,013		8,511,013

Total fixed maturity investments	10,459,430	10,459,430

Equity securities (excluding the hedge fund)	13,511,293	13,511,293	13,511,293
Hedge fund	1,503,103	1,503,103			1,503,103

Total equity securities	15,014,396	15,014,396

Total investments	$25,473,826	$25,473,826	$13,511,293	$10,459,430	$1,503,103

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the quarters ended March 31, 2011 and 2010.

	Hedge Fund Investment Three Months ended
	March 31, 2011	March 31, 2010
Balance classified as Level 3, beginning of period	$1,484,884	$1,389,737
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	18,219	12,067
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,503,103	$1,401,804

There were no transfers into or from the Level 3 hierarchy during the quarters ended March 31, 2011 and March 31, 2010.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2011
Due in one year or less	$500,248	$497,993
Due after one year through five years	5,995,844	6,244,438
Due after five years through ten years	3,730,592	3,716,999
Due after ten years	—	—

Total	$10,226,684	$10,459,430

	Amortized Cost	Estimated Fair Value
As of December 31, 2010
Due in one year or less	$1,001,198	$1,002,080
Due after one year through five years	7,398,409	7,633,631
Due after five years through ten years	2,339,658	2,293,770
Due after ten years	—	—

Total	$10,739,265	$10,929,481

Information on sales and maturities of investments during the quarters ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Total proceeds on sales of available-for-sale securities	$1,673,979	$585,181
Total proceeds from maturities of fixed maturity investments	500,000	—
Gross gains on sales	843,007	574,543
Gross losses on sales	(26,239)	(262,175)
Impairment losses	—	—

Major categories of net interest and dividend income during the quarters ended March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Interest earned:
Fixed maturity investments	$88,982	$77,649
Cash and cash equivalents	52	152
Dividends earned	42,512	39,794
Investment expenses	(36,202)	(40,423)

Net investment income	$95,344	$77,172

3.	SEGMENT INFORMATION

AmerInst has two operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms.

The disclosure of RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting”.

	Three Months Ended March 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$957,558	$72,653	$1,030,211
Total losses and expenses	396,107	813,029	1,209,136
Segment income (loss)	$561,451	$(740,376)	$(178,925)
Identifiable assets	$—	$730,015	$730,015

	Three Months Ended March 31, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$485,894	$1,313	$487,207
Total losses and expenses	314,287	607,749	922,036
Segment income (loss)	$171,607	$(606,436)	$(434,829)
Identifiable assets	$—	$239,062	$239,062

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2011, approximately 964 phantom shares were granted arising from the dividends declared on the Company’s common shares. Approximately 77,850 phantom shares were outstanding at March 31, 2011.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2011.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2010 Annual Report or Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one year renewals.

Historical Relationship with CAMICO

From June 1, 2005 through May 31, 2009, we were a party to a reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”) a California-based writer of accountants’ professional liability business.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2011 and ending December 31, 2011. Mr. Stuart Grayston, our President, was formally a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Cedar Management Limited.

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

OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

We recorded a net loss of $178,925 for the first quarter of 2011 compared to net loss of $434,829 for the same period in 2010. The net losses recorded during the first quarters of 2011 and 2010 were largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned for the first quarter of 2011 were $45,490 compared to $96,410 for the first quarter of 2010, a decrease of $50,920 or 52.8%. The net premiums earned during the first quarter of 2011 were attributable to premiums written under the Reinsurance Agreement. The net premiums earned during the first quarter of 2010 were attributable to revisions to CAMICO premium estimates for prior years.

For the quarters ended March 31, 2011 and 2010, we recorded commission income of $72,609 and $1,257, respectively, under the Agency Agreement, an increase of $71,352. This increase resulted from a higher level of underwriting activity under the Agency Agreement in 2011.

We recorded net investment income of $95,344 for the quarter ended March 31, 2011 compared to $77,172 for the quarter ended March 31, 2010, an increase of $18,172 or 23.5%. The increase resulted from higher yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2011 compared to the same period of 2010. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 1.4% for the quarter ended March 31, 2011, a marginal increase from the 1.0% yield earned for the quarter ended March 31, 2010.

Sales of securities during the quarter ended March 31, 2011 resulted in realized gains on investments net of impairment of $816,768 compared to $312,368 during the quarter ended March 31, 2010, an increase of $504,400 or 161.5%. The increase in realized gains recorded in the first quarter of 2011 primarily related to increased sales of equity securities in an unrealized gain position compared to 2010.

Our loss ratios for the first quarter of 2011 and 2010 were 62.5% and 0.0%, respectively. For the quarter ended March 31, 2011, we recorded loss and loss adjustment expenses of $28,452 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $45,490. For the first quarter of 2010, the Company paid total losses amounting to $106,376 in respect of claims which had been specifically reserved for. The specific reserves held by the Company for these claims were consequently reduced to nil explaining the 0.0% loss ratio for the quarter ended March 31, 2010.

We recorded policy acquisition costs of $16,831 in the first quarter of 2011 compared to policy acquisition recoveries of $29,175 for the same period of 2010. The policy acquisition costs recorded in the first quarter of 2011 were 37% of the premium earned under the Reinsurance Agreement. The policy acquisition recoveries recorded in the first quarter of 2010 were attributable to the revisions to the CAMICO premium estimates for prior years as noted above.

We expensed operating and management expenses of $1,163,853 in the first quarter of 2011 compared to $951,211 for the same period of 2010, an increase of $212,642 or 22.4%. The primary reasons for this is (1) the increase in APSL salaries and wages as a result of additional headcount and (2) the increase in professional, marketing, and consulting expenses as APSL continues to expand its operations.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 for it no longer met the quantitative thresholds as prescribed by ASC 280, “Segment Reporting”.

	Three Months Ended March 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$957,558	$72,653	$1,030,211
Total losses and expenses	396,107	813,029	1,209,136
Segment income (loss)	$561,451	$(740,376)	$(178,925)
Identifiable assets	$—	$730,015	$730,015

	Three Months Ended March 31, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$485,894	$1,313	$487,207
Total losses and expenses	314,287	607,749	922,036
Segment income (loss)	$171,607	$(606,436)	$(434,829)
Identifiable assets	$—	$239,062	$239,062

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

LIQUIDITY AND CAPITAL RESOURCES

In late 2008 and into 2009, the capital markets were illiquid, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions. Though current market conditions appear to have improved there is still the potential for further instability. This could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of March 31, 2011, our total investments were $25,473,826 a decrease of $1,085,663, or 4.1%, from $26,559,489 at December 31, 2010. The decrease was primarily due to sales of certain equity securities and the maturity of a fixed maturity security. The cash and cash equivalents balance increased from $970,697 at December 31, 2010 to $1,048,576 at March 31, 2011, an increase of $77,879 or 8.0%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $84,256 at December 31, 2010 to $168,341 at March 31, 2011, an increase of $84,085 or 99.8%. The increase is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2011 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at March 31, 2011 was 11.47:1, compared to a ratio of 11.04:1 at December 31, 2010.

The decrease in total cash and investments at March 31, 2011, compared to December 31, 2010 resulted primarily from i) net cash outflows relating to APSL, which is still in the development stage and ii) dividends of $328,691 paid during the first quarter of 2011, partially offset by positive cash inflows from investment operations.

Assumed reinsurance balances receivable represent current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2011, the balance was $87,535 compared to $45,909 as of December 31, 2010. The increase is attributable to the continued expansion of APSL business under the Reinsurance Agreement.

Assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2011, the balance was $10,075 compared to $76,918 as of December 31, 2010. This balance fluctuates due to the timing of reported losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended March 31, 2011, no such transactions occurred. Through March 31, 2011, Investco had purchased 123,913 common shares from shareholders who had died or retired for a total purchase price of $3,214,353. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2011, Investco had purchased an additional 75,040 common shares in such privately negotiated transactions for a total purchase price of $1,108,228.

Cash Dividends

We paid our semi-annual dividends of $0.47 per share during the first quarter of 2011, which amounted to ordinary cash dividends of $328,691. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $18.40 in cumulative dividends per share. When measured by a total rate of return calculation this has resulted in an effective annual rate of return of approximately 10.27% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $36.53 per share as of March 31, 2011.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company has repurchased its common shares from individual shareholders who have died or retired from the practice of accounting. From time to time, the Company has also repurchased its common shares from individual shareholders in privately negotiated transactions. No such transactions occurred during the three month period ended March 31, 2011.

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2011	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON

Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

By:	/S/ THOMAS R. MCMAHON

Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011

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