Form 10-Q
period 2011-06-30
AMERINST INSURANCE GROUP LTD
filed 2011-08-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011.

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

As of August 1, 2011, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2011	As of December 31, 2010
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,214,865 and $10,739,265)	$10,567,803	$10,929,481
Equity securities, available for sale, at fair value (cost $8,455,727 and $9,342,671)	14,308,396	15,630,008

TOTAL INVESTMENTS	24,876,199	26,559,489
Cash and cash equivalents	954,411	970,697
Restricted cash and cash equivalents	133,052	84,256
Assumed reinsurance balances receivable	89,654	45,909
Accrued investment income	104,263	117,226
Property and equipment	842,397	716,230
Deferred policy acquisition costs	88,698	35,060
Prepaid expenses and other assets	317,414	170,606

TOTAL ASSETS	$27,406,088	$28,699,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,147,305	$1,203,016
Unearned premium	236,393	94,756
Assumed reinsurance balances payable	4,537	76,918
Accrued expenses and other liabilities	1,123,102	1,126,409

TOTAL LIABILITIES	$2,511,337	$2,501,099

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2011 and 2010: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	18,213,418	19,096,686
Accumulated other comprehensive income	6,205,607	6,477,553
Shares held by Subsidiary (299,903 and 295,881 shares) at cost	(6,806,820)	(6,658,411)

TOTAL SHAREHOLDERS’ EQUITY	24,894,751	26,198,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,406,088	$28,699,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
REVENUE
Net premiums earned	$125,561	$98,603	$80,071	$2,193
Commission income	144,345	12,321	71,736	11,064
Net investment income	212,825	194,871	117,481	117,699
Net realized gain on investments	1,316,139	943,212	499,371	630,843

TOTAL REVENUE	1,798,870	1,249,007	768,659	761,799

LOSSES AND EXPENSES
Losses and loss adjustment expenses	78,466	1,371	50,014	1,371
Policy acquisition costs (recoveries)	47,336	(27,481)	30,505	1,694
Operating and management expenses	2,267,158	2,057,019	1,103,305	1,105,806

TOTAL LOSSES AND EXPENSES	2,392,960	2,030,909	1,183,824	1,108,871

NET LOSS BEFORE TAX	(594,090)	(781,902)	(415,165)	(347,072)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(594,090)	$(781,902)	$(415,165)	$(347,072)

OTHER COMPREHENSIVE LOSS
Net unrealized holding gain (loss) arising during the period	1,044,193	(758,791)	370,973	(2,074,957)
Reclassification adjustment for (gain) included in net (loss)	(1,316,139)	(943,212)	(499,371)	(630,843)

OTHER COMPREHENSIVE LOSS	(271,946)	(1,702,003)	(128,398)	(2,705,800)

COMPREHENSIVE LOSS	$(866,036)	$(2,483,905)	$(543,563)	$(3,052,872)

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,096,686	$20,846,392	$18,589,070	$20,065,163
Net loss	(594,090)	(781,902)	(415,165)	(347,072)
Dividends	(289,178)	(307,788)	39,513	38,611

RETAINED EARNINGS, END OF PERIOD	$18,213,418	$19,756,702	$18,213,418	$19,756,702

Per share amounts
Basic and diluted loss per share	$(0.85)	$(1.06)	$(0.60)	$(0.47)

Dividends	$0.47	$0.47	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	698,031	735,850	697,361	734,678

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(2,106,819)	$(1,678,329)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(48,796)	151,730
Purchases of property and equipment	(126,167)	(266,893)
Purchases of available-for-sale securities	(844,512)	(3,844,868)
Proceeds from sales of available-for-sale securities	3,047,595	2,731,777
Proceeds from maturities of fixed maturity investments	500,000	1,025,000

Net Cash provided by (used in) Investing Activities	2,528,120	(203,254)

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	(148,409)	(99,672)
Dividends paid	(289,178)	(307,788)

Net Cash used in Financing Activities	(437,587)	(407,460)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,286)	(2,289,043)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$970,697	$3,472,529

CASH AND CASH EQUIVALENTS, END OF PERIOD	$954,411	$1,183,486

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

New Accounting Pronouncements – Recently Issued Accounting Standards Not Yet Adopted

Fair Value Measurement and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement and disclosure under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The option to report other comprehensive income and its components in the statement of changes in shareholders’ equity is eliminated. Components of comprehensive income may be reported in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The new requirements will become effective for the interim and annual periods beginning on or after December 15, 2011 and require retrospective application; early adoption is permitted. As the new guidance does not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, we expect that adoption of this guidance will not impact our results of operations, financial condition or liquidity.

The Company has determined that all other recently issued accounting pronouncements do not apply to its operations.

2.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2011 and December 31, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2011
Fixed maturity investments:
U.S. government agency securities	$1,920,582	$17,446	$—	$1,938,028
Obligations of states and political subdivisions	8,294,283	368,005	(32,513)	8,629,775

Total fixed maturity investments	10,214,865	385,451	(32,513)	10,567,803

Equity securities*	7,455,727	5,346,260	—	12,801,987
Hedge fund	1,000,000	506,409	—	1,506,409

Total equity securities	8,455,727	5,852,669	—	14,308,396

Total investments	$18,670,592	$6,238,120	$(32,513)	$24,876,199

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,931,335	$28,253	$—	$1,959,588
Obligations of states and political subdivisions	8,307,102	243,041	(84,406)	8,465,737
Corporate debt securities	500,828	3,328	—	504,156

Total fixed maturity investments	10,739,265	274,622	(84,406)	10,929,481

Equity securities*	8,342,671	5,802,453	—	14,145,124
Hedge fund	1,000,000	484,884	—	1,484,884

Total equity securities	9,342,671	6,287,337	—	15,630,008

Total investments	$20,081,936	$6,561,959	$(84,406)	$26,559,489

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,130	(2,994)	1,621,480	(29,519)	2,118,610	(32,513)

Total fixed maturity investments	497,130	(2,994)	1,621,480	(29,519)	2,118,610	(32,513)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,130	$(2,994)	$1,621,480	$(29,519)	$2,118,610	$(32,513)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,924	$(2,445)	$1,573,160	$(81,961)	$2,071,084	$(84,406)

As of June 30, 2011 and December 31, 2010, the number of available for sale fixed maturity securities in an unrealized loss position was six with an estimated fair value of $2,118,610 and $2,071,084 respectively. As of June 30, 2011 and December 31, 2010, one of these securities had been in an unrealized loss position for 12 months or greater. As of June 30, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and (1) determining if the Company has the intent to sell the fixed maturity investment or if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2011 and December 31, 2010, relating to six fixed maturity securities, amounted to $32,513 and $84,406, respectively. This decrease was attributable to the increase in the fair value of fixed maturity securities as a result of improved market conditions. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. No other-than-temporary impairment charges were recorded during the six months ended and three months ended June 30, 2011. During the six months ended and three months ended June 30, 2010, the Company recorded a total other-than-temporary impairment charge of $123,310 on two equity securities, as a result of the decline in fair value below cost.

Fair Value of Investments

Under existing accounting principles generally accepted in the United States, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of FASB’s Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2011 and what level within the fair value hierarchy each valuation technique resides;

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

The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of June 30, 2011 and December 31, 2010.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2011
U.S. government agency securities	$1,938,028	$1,938,028	$—	$1,938,028	$—
Obligations of state and political subdivisions	8,629,775	8,629,775		8,629,775

Total fixed maturity investments	10,567,803	10,567,803

Equity securities (excluding the hedge fund)	12,801,987	12,801,987	12,801,987
Hedge fund	1,506,409	1,506,409			1,506,409

Total equity securities	14,308,396	14,308,396

Total investments	$24,876,199	$24,876,199	$12,801,987	$10,567,803	$1,506,409

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2011 and 2010.

	Hedge Fund Investment Six Months ended
	June 30, 2011	June 30, 2010
Balance classified as Level 3, beginning of period	$1,484,884	$1,389,737
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	21,525	18,089
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,506,409	$1,407,826

There were no transfers into or from the Level 3 hierarchy during the six months ended June 30, 2011 and 2010.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2011 and 2010.

	Hedge Fund Investment Three Months ended
	June 30, 2011	June 30, 2010
Balance classified as Level 3, beginning of period	$1,503,103	$1,401,804
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	3,306	6,022
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,506,409	$1,407,826

There were no transfers into or from the Level 3 hierarchy during the three months ended June 30, 2011 and 2010.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2011
Due in one year or less	$500,124	$497,130
Due after one year through five years	6,311,984	6,612,190
Due after five years through ten years	3,402,757	3,458,483
Due after ten years	—	—

Total	$10,214,865	$10,567,803

	Amortized Cost	Estimated Fair Value
As of December 31, 2010
Due in one year or less	$1,001,198	$1,002,080
Due after one year through five years	7,398,409	7,633,631
Due after five years through ten years	2,339,658	2,293,770
Due after ten years	—	—

Total	$10,739,265	$10,929,481

Information on sales and maturities of investments during the six months ended June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Total proceeds on sales of available-for-sale securities	$3,047,595	$2,731,777
Total proceeds from maturities of fixed maturity investments	500,000	1,025,000
Gross gains on sales	1,342,378	1,715,665
Gross losses on sales	(26,239)	(649,143)
Impairment losses	—	(123,310)

Information on sales and maturities of investments during the three months ended June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Total proceeds on sales of available-for-sale securities	$1,373,616	$2,146,596
Total proceeds from maturities of fixed maturity investments	—	1,025,000
Gross gains on sales	499,371	1,141,122
Gross losses on sales	—	(386,969)
Impairment losses	—	(123,310)

Major categories of net interest and dividend income during the six months ended June 30, 2011 and 2010 are summarized as follows:

	June 30, 2011	June 30, 2010
Interest earned:
Fixed maturity investments	$174,247	$159,849
Cash and cash equivalents	190	350
Dividends earned	109,982	115,049
Investment expenses	(71,594)	(80,377)

Net investment income	$212,825	$194,871

Major categories of net interest and dividend income during the three months ended June 30, 2011 and 2010 are summarized as follows:

	June 30, 2011	June 30, 2010
Interest earned:
Fixed maturity investments	$85,265	$82,200
Cash and cash equivalents	138	198
Dividends earned	67,470	75,255
Investment expenses	(35,392)	(39,954)

Net investment income	$117,481	$117,699

3.	SEGMENT INFORMATION

AmerInst has two operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms.

The disclosure of RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting.”

	Six Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,654,442	$144,428	$1,798,870
Total losses and expenses	908,525	1,484,435	2,392,960
Segment income (loss)	$745,917	$(1,340,007)	$(594,090)
Identifiable assets	$—	$842,397	$842,397

	Six Months Ended June 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,236,584	$12,423	$1,249,007
Total losses and expenses	733,685	1,297,224	2,030,909
Segment income (loss)	$502,899	$(1,284,801)	$(781,902)
Identifiable assets	$—	$367,050	$367,050

	Three Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$696,884	$71,775	$768,659
Total losses and expenses	512,418	671,406	1,183,824
Segment income (loss)	$184,466	$(599,631)	$(415,165)
Identifiable assets	$—	$842,397	$842,397

	Three Months Ended June 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$750,690	$11,109	$761,799
Total losses and expenses	419,397	689,474	1,108,871
Segment income (loss)	$331,293	$(678,365)	$(347,072)
Identifiable assets	$—	$367,050	$367,050

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2011, no phantom shares were granted since no dividends were declared on the Company’s common shares. During the six months ended June 30, 2011, approximately 964 phantom shares were granted arising from the dividends declared on the Company’s common shares. Approximately 77,850 phantom shares were outstanding at June 30, 2011.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2010 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2011 and ending December 31, 2011. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Cedar Management Limited.

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

OPERATIONS

Six months ended June 30, 2011 compared to six months ended June 30, 2010

We recorded a net loss of $594,090 for the six months ended June 30, 2011 compared to a net loss of $781,902 for the same period in 2010. The net losses recorded during the six months ended June 30, 2011 and 2010 were largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments.

Our net premiums earned for the six months ended June 30, 2011were $125,561 compared to $98,603 for the six months ended June 30, 2010, an increase of $26,958 or 27.3%. The net premiums earned during the six months ended June 30, 2011 were attributable to premiums written under the Reinsurance Agreement. The net premiums earned during the six months ended June 30, 2010 were attributable to revisions to CAMICO premium estimates for prior years in the amount of $96,410 and to net premiums earned under the Reinsurance Agreement in the amount of $2,193. The increase in net premiums earned under the Reinsurance Agreement resulted from a higher level of reinsurance activity in 2011.

During the six months ended June 30, 2011 and 2010, we recorded commission income of $144,345 and $12,321, respectively, under the Agency Agreement, an increase of $132,024. This increase resulted from a higher level of underwriting activity under the Agency Agreement in 2011.

We recorded net investment income of $212,825 during the six months ended June 30, 2011 compared to $194,871 for the six months ended June 30, 2010, an increase of $17,954 or 9.2%. The increase resulted from higher yielding fixed income securities held in the Company’s investment portfolio during the six months ended June 30, 2011 compared to the same period in 2010. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.6% for the six months ended June 30, 2011, a marginal increase from the 1.3% yield earned for the six months ended June 30, 2010.

Sales of securities during the six months ended June 30, 2011 resulted in realized gains on investments net of impairment of $1,316,139 compared to $943,212 during the six months ended June 30, 2010, an increase of $372,927 or 39.5%. The increase in realized gains recorded during the six months ended June 30, 2011 primarily related to increased sales of equity securities in an unrealized gain position compared to 2010.

For the six months ended June 30, 2011 and 2010, we recorded loss and loss adjustment expenses of $78,466 and $1,371 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $125,561 and $2,193, respectively.

We recorded policy acquisition costs of $47,336 during the six months ended June 30, 2011 compared to policy acquisition recoveries of $27,481 for the same period in 2010. The policy acquisition costs recorded during the six months ended June 30, 2011 were 37.5% of the premium earned under the Reinsurance Agreement. The policy acquisition recoveries recorded during the six months ended June 30, 2010 were attributable to the revisions to the CAMICO premium estimates for prior years as noted above, net of policy acquisition costs recorded on premiums earned under the Reinsurance Agreement.

We expensed operating and management expenses of $2,267,158 for the six months ended June 30, 2011 compared to $2,057,019 for the same period in 2010, an increase of $210,139 or 10.2%. The primary reasons for this is (1) the increase in APSL salaries and wages as a result of additional headcount and (2) the increase in professional, marketing, and consulting expenses as APSL continues to expand its operations.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds as prescribed by ASC 280, “Segment Reporting.”

	Six Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,654,442	$144,428	$1,798,870
Total losses and expenses	908,525	1,484,435	2,392,960
Segment income (loss)	$745,917	$(1,340,007)	$(594,090)
Identifiable assets	$—	$842,397	$842,397

	Six Months Ended June 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,236,584	$12,423	$1,249,007
Total losses and expenses	733,685	1,297,224	2,030,909
Segment income (loss)	$502,899	$(1,284,801)	$(781,902)
Identifiable assets	$—	$367,050	$367,050

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

We recorded a net loss of $415,165 for the second quarter of 2011 compared to net loss of $347,072 for the same period in 2010. The net losses recorded during the second quarters of 2011 and 2010 were largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned for the second quarter of 2011 were $80,071 compared to $2,193 for the second quarter of 2010, an increase of $77,878. The net premiums earned during the second quarters of 2011 and 2010 were attributable to premiums written under the Reinsurance Agreement. The increase resulted from a higher level of reinsurance activity in 2011.

For the quarters ended June 30, 2011 and 2010, we recorded commission income of $71,736 and $11,064, respectively, under the Agency Agreement, an increase of $60,672. This increase resulted from a higher level of underwriting activity under the Agency Agreement in 2011.

We recorded net investment income of $117,481 for the quarter ended June 30, 2011 compared to $117,699 for the quarter ended June 30, 2010, a marginal decrease of $218 or 0.2%. The marginal decline in net investment income is due to the reduction in the investment portfolio due to sales of certain equity securities and the maturity of a fixed income security. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 1.8% for the quarter ended June 30, 2011, a marginal increase from the 1.6% yield earned for the quarter ended June 30, 2010.

Sales of securities during the quarter ended June 30, 2011 resulted in realized gains on investments net of impairment of $499,371 compared to $630,843 during the quarter ended June 30, 2010, a decrease of $131,472 or 20.8%. The decrease in realized gains recorded in the second quarter of 2011 primarily related to decreased sales of equity securities in an unrealized gain position compared to 2010.

For the quarters ended June 30, 2011 and 2010, we recorded loss and loss adjustment expenses of $50,014 and $1,371 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $80,071 and $2,193, respectively.

We recorded policy acquisition costs of $30,505 in the second quarter of 2011 compared to costs of $1,694 for the same period in 2010. The policy acquisition costs recorded in the second quarter of 2011 were 38% of the premium earned under the Reinsurance Agreement. The policy acquisition costs recorded in the second quarter of 2010 were 38% of the premium earned under the Reinsurance Agreement adjusted for revisions to prior period CAMICO estimates.

We expensed operating and management expenses of $1,103,305 in the second quarter of 2011 compared to $1,105,806 for the same period in 2010, a decrease of $2,501 or 0.2%. The decline is attributable to a marginal reduction in operating and management expenses incurred by APSL during the quarter ended June 30, 2011 compared to the same period in 2010.

The tables below disclose segment income and loss for the following AmerInst operating segments: 1) reinsurance activity, which includes investments and other activities, and 2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds as prescribed by ASC 280, “Segment Reporting.”

	Three Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$696,884	$71,775	$768,659
Total losses and expenses	512,418	671,406	1,183,824
Segment income (loss)	$184,466	$(599,631)	$(415,165)
Identifiable assets	$—	$842,397	$842,397

	Three Months Ended June 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$750,690	$11,109	$761,799
Total losses and expenses	419,397	689,474	1,108,871
Segment income (loss)	$331,293	$(678,365)	$(347,072)
Identifiable assets	$—	$367,050	$367,050

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

LIQUIDITY AND CAPITAL RESOURCES

In late 2008 and into 2009, the capital markets were illiquid, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions. The potential for further instability presents additional risks and uncertainties for our business and makes it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of June 30, 2011, our total investments were $24,876,199, a decrease of $1,683,290, or 6.3%, from $26,559,489 at December 31, 2010. The decrease was primarily due to sales of certain equity securities and the maturity of a fixed maturity security. The cash and cash equivalents balance decreased from $970,697 at December 31, 2010 to $954,411 at June 30, 2011, a decrease of $16,286 or 1.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $84,256 at December 31, 2010 to $133,052 at June 30, 2011, an increase of $48,796 or 57.9%. The increase is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2011 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at June 30, 2011 was 10.34:1, compared to a ratio of 11.04:1 at December 31, 2010.

The decrease in total cash and investments at June 30, 2011, compared to December 31, 2010 resulted primarily from i) net cash outflows relating to APSL, which is still in the development stage and ii) dividends of $328,691 paid during the first quarter of 2011, which were partially offset by positive cash inflows from investment operations.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2011, the balance was $89,654 compared to $45,909 as of December 31, 2010. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2011, the balance was $4,537 compared to $76,918 as of December 31, 2010. This balance fluctuates due to the timing of reported losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended June 30, 2011, Investco purchased 5,883 common shares from these shareholders who had died or retired for a total purchase price of $217,612. Through June 30, 2011, Investco had purchased 129,796 common shares from shareholders who had died or retired for a total purchase price of $3,431,965. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2011, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid our semi-annual dividend of $0.47 per share during the first quarter of 2011, which amounted to ordinary cash dividends of $328,691. The dividends paid in 2011 were reduced during the second quarter by $39,513, which represents a write back of uncashed dividends issued prior to 2006 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received $18.40 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 10.15% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $35.80 per share as of June 30, 2011.

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

From time to time, the Company has repurchased its common shares from individual shareholders who have died or retired from the practice of accounting. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended June 30, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2011	4,743	$36.99	4,743	N/A
May 2011	—	—	—	N/A
June 2011	1,140	36.99	1,140	N/A
Total	5,883	$36.99	5,883	N/A

From time to time, the Company has repurchased its common shares from individual shareholders in privately negotiated transactions. The following table shows information relating to the purchase of shares from these shareholders during the three month period ended June 30, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 2011	29	$27.50	29	N/A
May 2011	—	—	—	N/A
June 2011	—	—	—	N/A
Total	29	$27.50	29	N/A

Item 6.	Exhibits

(a) Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2011	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document