Form 10-Q
period 2011-09-30
AMERINST INSURANCE GROUP LTD
filed 2011-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011.

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

As of November 1, 2011, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

•	a worsening of the current global economic market conditions and global credit crisis and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2011	As of December 31, 2010
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $10,326,383 and $10,739,265)	$10,874,778	$10,929,481
Equity securities, available for sale, at fair value (cost $7,844,652 and $9,342,671)	11,676,474	15,630,008

TOTAL INVESTMENTS	22,551,252	26,559,489
Cash and cash equivalents	1,088,049	970,697
Restricted cash and cash equivalents	55,119	84,256
Assumed reinsurance balances receivable	425,408	45,909
Accrued investment income	110,111	117,226
Property and equipment	794,573	716,230
Deferred policy acquisition costs	107,232	35,060
Prepaid expenses and other assets	221,487	170,606

TOTAL ASSETS	$25,353,231	$28,699,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,213,144	$1,203,016
Unearned premium	286,903	94,756
Assumed reinsurance balances payable	3,501	76,918
Dividends payable	326,815	—
Accrued expenses and other liabilities	1,113,531	1,126,409

TOTAL LIABILITIES	$2,943,894	$2,501,099

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2011 and 2010: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	17,553,394	19,096,686
Accumulated other comprehensive income	4,380,217	6,477,553
Shares held by Subsidiary (299,903 and 295,881 shares) at cost	(6,806,820)	(6,658,411)

TOTAL SHAREHOLDERS’ EQUITY	22,409,337	26,198,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,353,231	$28,699,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
REVENUE
Net premiums earned	$221,844	$128,158	$96,283	$29,555
Commission income	235,874	41,602	91,529	29,281
Net investment income	308,953	265,610	96,128	70,739
Net realized gain on investments	1,400,792	1,608,581	84,653	665,369

TOTAL REVENUE	2,167,463	2,043,951	368,593	794,944

LOSSES AND EXPENSES
Losses and loss adjustment (recoveries) expenses	(170,078)	8,755	(248,544)	7,384
Policy acquisition costs (recoveries)	85,818	(23,155)	38,482	4,326
Operating and management expenses	3,179,022	2,954,848	911,864	897,829

TOTAL LOSSES AND EXPENSES	3,094,762	2,940,448	701,802	909,539

NET LOSS BEFORE TAX	(927,299)	(896,497)	(333,209)	(114,595)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(927,299)	$(896,497)	$(333,209)	$(114,595)

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (loss) gain arising during the period	(696,544)	843,437	(1,740,737)	1,602,228
Reclassification adjustment for (gain) included in net (loss)	(1,400,792)	(1,608,581)	(84,653)	(665,369)

OTHER COMPREHENSIVE (LOSS) INCOME	(2,097,336)	(765,144)	(1,825,390)	936,859

COMPREHENSIVE (LOSS) INCOME	$(3,024,635)	$(1,661,641)	$(2,158,599)	$822,264

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,096,686	$20,846,392	$18,213,418	$19,756,702
Net loss	(927,299)	(896,497)	(333,209)	(114,595)
Dividends	(615,993)	(647,869)	(326,815)	(340,081)

RETAINED EARNINGS, END OF PERIOD	$17,553,394	$19,302,026	$17,553,394	$19,302,026

Per share amounts
Basic and diluted loss per share	$(1.33)	$(1.22)	$(0.48)	$(0.16)

Dividends	$0.94	$0.94	$0.47	$0.47

Weighted average number of shares outstanding for the entire period (for basic and diluted)	697,361	733,205	695,350	729,183

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(2,671,669)	$(2,483,271)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	29,137	(192,238)
Purchases of property and equipment	(78,343)	(506,303)
Purchases of available-for-sale securities	(1,562,478)	(4,973,462)
Proceeds from sales of available-for-sale securities	4,338,292	5,579,159
Proceeds from maturities of fixed maturity investments	500,000	1,025,000

Net Cash provided by Investing Activities	3,226,608	932,156

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	(148,409)	(539,161)
Dividends paid	(289,178)	(647,869)

Net Cash used in Financing Activities	(437,587)	(1,187,030)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,352	(2,738,145)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$970,697	$3,472,529

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,088,049	$734,384

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Comprehensive Income

In June 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The option to report other comprehensive income and its components in the statement of changes in shareholders’ equity is eliminated. Components of comprehensive income may be reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new requirements will become effective for the interim and annual periods beginning on or after December 15, 2011 and require retrospective application; early adoption is permitted. As the new guidance does not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, we expect that adoption of this guidance will not impact our results of operations, financial condition or liquidity.

The Company has determined that all other recently issued accounting pronouncements do not apply to its operations.

2.	INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2011 and December 31, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2011
Fixed maturity investments:
U.S. government agency securities	$1,500,180	$12,280	$—	$1,512,460
Obligations of states and political subdivisions	8,491,696	545,139	(6,409)	9,030,426
Corporate debt securities	334,507	—	(2,615)	331,892

Total fixed maturity investments	10,326,383	557,419	(9,024)	10,874,778

Equity securities*	6,844,652	3,397,998	(3,842)	10,238,808
Hedge fund	1,000,000	437,666	—	1,437,666

Total equity securities	7,844,652	3,835,664	(3,842)	11,676,474

Total investments	$18,171,035	$4,393,083	$(12,866)	$22,551,252

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,931,335	$28,253	$—	$1,959,588
Obligations of states and political subdivisions	8,307,102	243,041	(84,406)	8,465,737
Corporate debt securities	500,828	3,328	—	504,156

Total fixed maturity investments	10,739,265	274,622	(84,406)	10,929,481

Equity securities*	8,342,671	5,802,453	—	14,145,124
Hedge fund	1,000,000	484,884	—	1,484,884

Total equity securities	9,342,671	6,287,337	—	15,630,008

Total investments	$20,081,936	$6,561,959	$(84,406)	$26,559,489

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	496,264	(3,736)	450,579	(2,673)	946,843	(6,409)
Corporate debt securities	—	—	331,892	(2,615)	331,892	(2,615)

Total fixed maturity investments	496,264	(3,736)	782,471	(5,288)	1,278,735	(9,024)

Equity securities	—	—	392,840	(3,842)	392,840	(3,842)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	392,840	(3,842)	392,840	(3,842)

Total investments	$496,264	$(3,736)	$1,175,311	$(9,130)	$1,671,575	$(12,866)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	497,924	(2,445)	1,573,160	(81,961)	2,071,084	(84,406)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$497,924	$(2,445)	$1,573,160	$(81,961)	$2,071,084	$(84,406)

As of September 30, 2011 and December 31, 2010, the number of available-for-sale fixed maturity securities in an unrealized loss position was four and six with an estimated fair value of $1,278,735 and $2,071,084, respectively. As of September 30, 2011, the number of available-for-sale equity securities in an unrealized loss position was one with an estimated fair value of $392,840. As of December 31, 2010, no available-for-sale equity securities were in an unrealized loss position. As of September 30, 2011 and December 31, 2010, one of the available-for-sale fixed maturity securities had been in an unrealized loss position for 12 months or greater. As of September 30, 2011 and December 31, 2010, no available-for-sale equity securities had been in an unrealized loss position for 12 months or greater. As of September 30, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2011 and December 31, 2010, relating to four and six fixed maturity securities and one and no equity securities, amounted to $12,866 and $84,406, respectively. This decrease was primarily attributable to the increase in the fair value of fixed maturity securities as a result of the decline in interest rates during the year. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2011, the Company recorded a total other-than-temporary impairment charge of $152,450 on two equity securities as a result of the decline in fair value below cost. During the nine months ended September 30, 2010, the Company recorded a total other-than-temporary impairment charge of $123,310 on two equity securities, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended September 30, 2010.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2011 and what level within the fair value hierarchy each valuation technique resides;

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

•

Hedge fund: Comprised of a hedge fund whose objective is to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fund invests in a diversified pool of hedge fund managers, generally across six different strategies: long/short equities, long/short credit, macro, multi-strategy opportunistic, event-driven, and portfolio hedge. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The fair value of our hedge fund is included in the Level 3 fair value hierarchy.

To validate prices, we complete quantitative analyses to compare the performance of the above investments to the performance of appropriate benchmarks, with significant differences identified and investigated.

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2010. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with FASB’s ASC 820, “Fair Value Measurements and Disclosures” as of September 30, 2011 and December 31, 2010.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2011
U.S. government agency securities	$1,512,460	$1,512,460	$—	$1,512,460	$—
Obligations of state and political subdivisions	9,030,426	9,030,426		9,030,426
Corporate debt securities	331,892	331,892		331,892

Total fixed maturity investments	10,874,778	10,874,778

Equity securities (excluding the hedge fund)	10,238,808	10,238,808	10,238,808
Hedge fund	1,437,666	1,437,666			1,437,666

Total equity securities	11,676,474	11,676,474

Total investments	$22,551,252	$22,551,252	$10,238,808	$10,874,778	$1,437,666

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2011 and 2010.

	Hedge Fund Investment Nine Months ended
	September 30, 2011	September 30, 2010
Balance classified as Level 3, beginning of period	$1,484,884	$1,389,737
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	(47,218)	19,245
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,437,666	$1,408,982

There were no transfers into or from the Level 3 hierarchy during the nine months ended September 30, 2011 and 2010.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2011 and 2010.

	Hedge Fund Investment Three Months ended
	September 30, 2011	September 30, 2010
Balance classified as Level 3, beginning of period	$1,506,409	$1,407,826
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	(68,743)	1,156
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,437,666	$1,408,982

There were no transfers into or from the Level 3 hierarchy during the three months ended September 30, 2011 and 2010.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2011 and December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2011
Due in one year or less	$750,000	$744,452
Due after one year through five years	6,402,820	6,780,719
Due after five years through ten years	3,173,563	3,349,607
Due after ten years	—	—

Total	$10,326,383	$10,874,778

	Amortized Cost	Estimated Fair Value
As of December 31, 2010
Due in one year or less	$1,001,198	$1,002,080
Due after one year through five years	7,398,409	7,633,631
Due after five years through ten years	2,339,658	2,293,770
Due after ten years	—	—

Total	$10,739,265	$10,929,481

Information on sales and maturities of investments during the nine months ended September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Total proceeds on sales of available-for-sale securities	$4,338,292	$5,579,159
Total proceeds from maturities of fixed maturity investments	500,000	1,025,000
Gross gains on sales	1,565,380	2,611,340
Gross losses on sales	(12,138)	(879,449)
Impairment losses	(152,450)	(123,310)

Information on sales and maturities of investments during the three months ended September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Total proceeds on sales of available-for-sale securities	$1,290,697	$2,847,382
Total proceeds from maturities of fixed maturity investments	—	—
Gross gains on sales	249,241	895,675
Gross losses on sales	(12,138)	(230,306)
Impairment losses	(152,450)	—

Major categories of net interest and dividend income during the nine months ended September 30, 2011 and 2010 are summarized as follows:

	September 30, 2011	September 30, 2010
Interest earned:
Fixed maturity investments	$258,828	$216,942
Cash and cash equivalents	259	618
Dividends earned	155,994	165,121
Investment expenses	(106,128)	(117,071)

Net investment income	$308,953	$265,610

Major categories of net interest and dividend income during the three months ended September 30, 2011 and 2010 are summarized as follows:

	September 30, 2011	September 30, 2010
Interest earned:
Fixed maturity investments	$84,581	$57,093
Cash and cash equivalents	69	268
Dividends earned	46,012	50,072
Investment expenses	(34,534)	(36,694)

Net investment income	$96,128	$70,739

3.	SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms.

The tables below disclose segment income and loss for the reinsurance operating segment and insurance operating segment for the nine months ended and three months ended September 30, 2011 and 2010. The disclosure of RINITS™, its financing product, which offers a mechanism to securitize insurance and reinsurance risk, involving property, casualty, life and health lines of insurance, as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting.”

	Nine Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,931,448	$236,015	$2,167,463
Total losses and expenses	994,895	2,099,867	3,094,762
Segment income (loss)	$936,553	$(1,863,852)	$(927,299)
Identifiable assets	$—	$794,573	$794,573

	Nine Months Ended September 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,002,197	$41,754	$2,043,951
Total losses and expenses	1,090,119	1,850,329	2,940,448
Segment income (loss)	$912,078	$(1,808,575)	$(896,497)
Identifiable assets	$—	$606,460	$606,460

	Three Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$277,006	$91,587	$368,593
Total losses and expenses	86,370	615,432	701,802
Segment income (loss)	$190,636	$(523,845)	$(333,209)
Identifiable assets	$—	$794,573	$794,573

	Three Months Ended September 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$765,613	$29,331	$794,944
Total losses and expenses	356,434	553,105	909,539
Segment income (loss)	$409,179	$(523,774)	$(114,595)
Identifiable assets	$—	$606,460	$606,460

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

4.	STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months and nine months ended September 30, 2011, 1,022 and 1,987 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 78,872 phantom shares were outstanding at September 30, 2011.

The employees’ interest in the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015. The liability payable to the employees under this phantom share plan is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the initial value and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of death or permanent disability, including if such death or permanent disability occurs before January 1, 2015.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2011.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage within the 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede and AMIC Ltd. agreed to accept as reinsurance a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one-year renewals thereafter.

Historical Relationship with CAMICO

From June 1, 2005 through May 31, 2009, we were a party to a reinsurance contract with CAMICO Mutual Insurance Company (“CAMICO”), a California-based writer of accountants’ professional liability business.

We decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms on May 31, 2009. We remain potentially liable for claims related to coverage through May 31, 2009.

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from FFG Insurance Company, formerly known as Virginia Surety Company (“VSC”), in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses for the year ended December 31, 2009. Following this payment, the Company initiated arbitration with VSC (the “Arbitration”) to seek additional recoveries in respect of unpaid losses, unpaid premiums, fees and interest. During the arbitration, VSC conceded that $25,785 in unpaid premiums was due and a payment was remitted to the Company. On October 8, 2011, the Company was formally awarded $289,514 as a result of the Arbitration’s final outcome. The award represented unpaid losses of $241,943, fees of $11,280 and interest of $36,291. The total net recoverable of $315,299 from VSC was recorded as a decrease in losses and loss adjustment expenses in the third quarter of 2011.

Attorneys’ Professional Liability Coverage

On January 1, 2003, we entered into a 15% quota share participation of the attorneys’ professional liability coverage provided by Professionals Direct Insurance Company (“PDIC”). This participation terminated on December 31, 2003. We remain potentially liable for claims related to this period of coverage.

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

OPERATIONS

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

We recorded a net loss of $927,299 for the nine months ended September 30, 2011 compared to a net loss of $896,497 for the same period in 2010. The net loss recorded during the nine months ended September 30, 2011 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration. The net loss recorded during the nine months ended September 30, 2010 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments.

Our net premiums earned for the nine months ended September 30, 2011 were $221,844 compared to $128,158 for the nine months ended September 30, 2010, an increase of $93,686 or 73.1%. The net premiums earned during the nine months ended September 30, 2011 and 2010 were attributable to net premiums earned under the Reinsurance Agreement in the amounts of $232,368 and $14,008 and to revisions to CAMICO premium estimates for prior years in the amounts of $(10,524) and $114,150, respectively. The increase in net premiums earned under the Reinsurance Agreement resulted from a higher level of reinsurance activity in 2011.

During the nine months ended September 30, 2011 and 2010, we recorded commission income under the Agency Agreement of $235,874 and $41,602, respectively, an increase of $194,272. This increase resulted from a higher level of underwriting activity under the Agency Agreement in 2011.

We recorded net investment income of $308,953 during the nine months ended September 30, 2011 compared to $265,610 for the nine months ended September 30, 2010, an increase of $43,343 or 16.3%. The increase is primarily attributable to a decrease in the amortization of premium on fixed income securities in 2011 as a result of (1) the purchase of securities with lower coupon rates and premiums and (2) the maturity of older securities with higher coupon rates and premiums. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.6% for the nine months ended September 30, 2011, a marginal increase from the 1.2% yield earned for the nine months ended September 30, 2010.

Sales of securities during the nine months ended September 30, 2011 resulted in realized gains on investments net of impairment of $1,400,792 compared to $1,608,581 during the nine months ended September 30, 2010, a decrease of $207,789 or 12.9%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2010.

For the nine months ended September 30, 2011, we recorded loss and loss adjustment recoveries of $170,078 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses of $145,221 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $232,368. For the nine months ended September 30, 2010, we recorded loss and loss adjustment expenses of $8,755 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $14,008.

We recorded policy acquisition costs of $85,818 during the nine months ended September 30, 2011 compared to policy acquisition recoveries of $23,155 for the same period in 2010. The policy acquisition costs recorded during the nine months ended September 30, 2011 were 37.4% of the premiums earned under the Reinsurance Agreement of $232,368, net of policy acquisition recoveries in the amount of $1,192 that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above. The policy acquisition recoveries recorded during the nine months ended September 30, 2010 were attributable to recoveries in the amount of $28,116 in relation to the revisions to the CAMICO premium estimates for prior years, net of policy acquisition costs representing 35.4% of the premiums earned under the Reinsurance Agreement of $14,008.

We expensed operating and management expenses of $3,179,022 for the nine months ended September 30, 2011 compared to $2,954,848 for the same period in 2010, an increase of $224,174 or 7.6%. The primary reasons for this increase are (1) the increase in APSL salaries and wages as a result of additional headcount and (2) legal fees associated with the Arbitration.

The tables below disclose segment income and loss for the following AmerInst operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F. The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds as prescribed by ASC 280, “Segment Reporting.”

	Nine Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,931,448	$236,015	$2,167,463
Total losses and expenses	994,895	2,099,867	3,094,762
Segment income (loss)	$936,553	$(1,863,852)	$(927,299)
Identifiable assets	$—	$794,573	$794,573

	Nine Months Ended September 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,002,197	$41,754	$2,043,951
Total losses and expenses	1,090,119	1,850,329	2,940,448
Segment income (loss)	$912,078	$(1,808,575)	$(896,497)
Identifiable assets	$—	$606,460	$606,460

The 2010 balances have been recast to reflect the discontinuation of the disclosure of RINITS™ as a separate operating segment in the fourth quarter of 2010 and the inclusion of the related balances within the reinsurance segment.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

We recorded a net loss of $333,209 for the third quarter of 2011 compared to net loss of $114,595 for the same period in 2010. The net loss recorded during the third quarter of 2011 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration. The net loss recorded during the third quarter of 2010 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned for the third quarter of 2011 were $96,283 compared to $29,555 for the third quarter of 2010, an increase of $66,728 or 225.8%. The net premiums earned during the quarters ended September 30, 2011 and 2010 were attributable to net premiums earned under the Reinsurance Agreement in the amount of $106,807 and $11,815 and to revisions to CAMICO premium estimates for prior years in the amount of $(10,524) and $17,740, respectively. The increase in net premiums earned under the Reinsurance Agreement resulted from a higher level of reinsurance activity in 2011.

For the quarters ended September 30, 2011 and 2010, we recorded commission income of $91,529 and $29,281, respectively, under the Agency Agreement, an increase of $62,248. This increase resulted from a higher level of underwriting activity under the Agency Agreement in 2011.

We recorded net investment income of $96,128 for the quarter ended September 30, 2011 compared to $70,739 for the quarter ended September 30, 2010, an increase of $25,389 or 35.9%. The increase is primarily attributable to a decrease in the amortization of premium on fixed income securities during the third quarter of 2011 compared to 2010 as a result of (1) the purchase of securities with lower coupon rates and premiums and (2) the maturity of older securities with higher coupon rates and premiums. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments, was 1.5% for the quarter ended September 30, 2011, a marginal increase from the 1.0% yield earned for the quarter ended September 30, 2010.

Sales of securities during the quarter ended September 30, 2011 resulted in realized gains on investments net of impairment of $84,653 compared to $665,369 during the quarter ended September 30, 2010, a decrease of $580,716 or 87.3%. The decrease in realized gains recorded in the third quarter of 2011 primarily related to decreased sales of equity securities in an unrealized gain position compared to 2010 and to impairment charges of $152,450 recorded in the third quarter of 2011.

For the quarter ended September 30, 2011, we recorded loss and loss adjustment recoveries of $248,544 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses of $66,755 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $106,807. For the quarter ended September 30, 2010, we recorded loss and loss adjustment expenses of $7,384 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $11,815.

We recorded policy acquisition costs of $38,482 in the third quarter of 2011 compared to $4,326 for the same period in 2010. The policy acquisition costs recorded during the third quarter of 2011 were 37.1% of the premium earned under the Reinsurance Agreement of $106,807, net of policy acquisition recoveries in the amount of $1,192 that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above. The policy acquisition costs recorded during the third quarter of 2010 were 36.6% of the premium earned under the Reinsurance Agreement of $11,815.

We expensed operating and management expenses of $911,864 in the third quarter of 2011 compared to $897,829 for the same period in 2010, an increase of $14,035 or 1.6%. The increase is attributable to a marginal increase in operating and management expenses incurred by APSL during the quarter ended September 30, 2011 compared to the same period in 2010.

The tables below disclose segment income and loss for the following AmerInst operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F. The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds as prescribed by ASC 280, “Segment Reporting.”

	Three Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$277,006	$91,587	$368,593
Total losses and expenses	86,370	615,432	701,802
Segment income (loss)	$190,636	$(523,845)	$(333,209)
Identifiable assets	$—	$794,573	$794,573

	Three Months Ended September 30, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$765,613	$29,331	$794,944
Total losses and expenses	356,434	553,105	909,539
Segment income (loss)	$409,179	$(523,774)	$(114,595)
Identifiable assets	$—	$606,460	$606,460

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

As of September 30, 2011, our total investments were $22,551,252, a decrease of $4,008,237, or 15.1%, from $26,559,489 at December 31, 2010. The decrease was primarily due to sales of certain equity securities, the maturity of a fixed maturity security and the decrease in the fair value of certain equity securities as a result of adverse market conditions. The cash and cash equivalents balance increased from $970,697 at December 31, 2010 to $1,088,049 at September 30, 2011, an increase of $117,352 or 12.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $84,256 at December 31, 2010 to $55,119 at September 30, 2011, a decrease of $29,137 or 34.6%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2011 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at September 30, 2011 was 8.05:1, compared to a ratio of 11.04:1 at December 31, 2010.

The decrease in total cash and investments at September 30, 2011, compared to December 31, 2010 resulted primarily from (1) net cash outflows relating to APSL, which is still in the development stage, (2) dividends of $328,691 paid during the first quarter of 2011 and (3) the decrease in the fair value of certain equity securities as a result of adverse market conditions, which were partially offset by positive cash inflows from investment operations.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers and recoveries in relation to reinsurance contacts. As of September 30, 2011, the balance was $425,408 compared to $45,909 as of December 31, 2010. The increase resulted from the recognition of the additional recoveries awarded to the Company following the Arbitration and to a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2011, the balance was $3,501 compared to $76,918 as of December 31, 2010. This balance fluctuates due to the timing of reported losses.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended September 30, 2011, no such transactions occurred. Through September 30, 2011, Investco had purchased 129,796 common shares from shareholders who had died or retired for a total purchase price of $3,431,965. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2011, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid a dividend of $0.47 per share during the first quarter of 2011, which amounted to total ordinary cash dividends of $328,691. During the third quarter of 2011, we declared a dividend of $0.47 per share that was paid to our shareholders on October 14, 2011, which amounted to total ordinary cash dividends of $326,815. The dividends paid and declared in 2011 have been reduced by $39,513, which represents a write back of uncashed dividends issued prior to 2006 to shareholders that we have been unable to locate. Since we began paying consecutive dividends in 1995, our original shareholders have received $18.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.83% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.23 per share as of September 30, 2011. Although we have paid regular cash dividends on a consistent basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal proceedings generally arising in the normal course of our business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party could have a material adverse effect on our financial condition or business. Pursuant to our insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011

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