Form 10-K
period 2011-12-31
AMERINST INSURANCE GROUP LTD
filed 2012-03-29
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2012, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24,894,751 based on book value as of June 30, 2011.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on May 31, 2012	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2011

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, ability to successfully implement our business plan, and our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for insurance and reinsurance or an increase in the supply of reinsurance capacity;

•

the successful implementation of our new business plan without a significant depletion of our cash resources, the maintenance of sufficient capital levels and the retention of our current A.M. Best rating;

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly-owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst, a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $2,601,937 and $388,717 for the year ended December 31, 2011 compared to $2,918,696 and $85,249 for the year ended December 31, 2010, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one-year renewals thereafter.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement is for four years with automatic one-year renewals thereafter.

Historical Relationship with CNA

Historically, the primary business activity of our wholly-owned insurance subsidiary, AMIC Ltd., had been to act as a reinsurer of professional liability insurance policies that were issued under the Professional Liability Insurance Plan sponsored by the American Institute of Certified Public Accountants (“AICPA”). The AICPA plan offers professional liability coverage to accounting firms and individual CPAs in all 50 states.

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from FFG Insurance Company, formerly known as Virginia Surety Company (“VSC”), in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses for the year ended December 31, 2009. Following this payment, the Company initiated arbitration with VSC (the “Arbitration”) to seek additional recoveries in respect of unpaid losses, unpaid premiums, fees and interest. During the arbitration, VSC conceded that $25,785 in unpaid premiums was due and a payment was remitted to the Company. On October 8, 2011, the Company was formally awarded $289,514 as a result of the Arbitration’s final outcome. The award represented unpaid losses of $241,943, fees of $11,280 and interest of $36,291. The total net award of $315,299 from VSC was recorded as a decrease in losses and loss adjustment expenses in the third quarter of 2011.

Attorneys’ Professional Liability Coverage

On January 1, 2003, we entered into a 15% participation of Professionals Direct Insurance Company’s (“PDIC”) attorneys’ professional liability first excess cover. This participation terminated on December 31, 2003. The final reported claim was closed during 2011, and although we no longer anticipate, we will be liable for further claims related to this period of coverage, there is a remote possibility further claims could be reported.

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2012 and ending December 31, 2012. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provides accounting functions to APSL. Our agreement with Mowery & Schoenfeld, LLC renewed for one year beginning January 1, 2012 and ending December 31, 2012, pursuant to a letter of understanding dated February 20, 2012. While the letter of understanding has no termination notice clause, it can be terminated by either party.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P. and Aurora Investment Management, LLC provide discretionary investment advice with respect to our equity investments. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Competition

Our main competition comes from brokers and agents that service accountants and attorneys; for accountants, primarily AON Corporation, a large international corporation with 36,000 employees in over 120 countries which has a relationship with CNA Financial Corporation, and CAMICO Mutual Insurance Company, a California-based writer of accountants’ professional liability insurance. In the lawyers market, there are several competitors varying by state including CNA, Hanover, Travelers, Darwin and State Bar programs.

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

APSL, a Delaware corporation, subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms, continues to work closely with C&F to secure regulatory approval from various state insurance departments. As of December 31, 2011, APSL has received regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

Bermuda Regulation

AMIC Ltd., as a licensed Bermuda insurance company, is subject to regulation under The Insurance Act of 1978, as amended, and Related Regulations (collectively, the “Insurance Act”), which provide that no person shall conduct insurance business, including reinsurance, in or from Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). In deciding whether to grant registration, the BMA has discretion to act in the public interest. The BMA is required by the Insurance Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the BMA may impose conditions relating to the writing of certain types of insurance.

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited statutory financial statements and annual audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) or International Financial Reporting Standards (“IFRS”) and maintain a minimum level of statutory capital and surplus. All Bermuda insurers must also comply with the BMA’s Insurance Code of Conduct (“ICIC”), which came into force on July 1, 2011. The ICIC establishes duties, requirements and standards to be complied with under the Act. Failure to comply with the requirements of the ICIC will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Act. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of whom must certify annually that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. Furthermore, the BMA is vested with powers to supervise, investigate and intervene in the affairs of Bermuda insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements prepared in accordance U.S. GAAP or IFRS, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of an AMIC Ltd. becoming insolvent or that AMIC Ltd. is in violation of the Insurance Act or any conditions imposed upon AMIC Ltd.’s registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict AMIC Ltd. from making such payments to such extent as the BMA deems appropriate.

All Class 3A insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of their enhanced capital requirement (“ECR”). The applicable ECR is established by reference to either The Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model.

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

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or if the insurer is in violation of the Insurance Act or the regulations or of any condition imposed on its registration as an insurer, the BMA may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premiums.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to him within 14 days. Examples of such an “event” include, but not limited to, failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio.

Except for business related to APSL, our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for our APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2011 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2011, approximately $32 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2011 and 2010 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2011	$1,000,000	$33,315,313	$9,342,872	$10,815,518
December 31, 2010	$1,000,000	$32,209,291	$9,231,848	$10,869,403

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

Employees

At December 31, 2011, APSL had 15 employees, 9 full-time salaried employees and 6 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees.

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

Developing Business

AmerInst has filed an application with the U.S. Patent and Trade Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 295-6015. The information on our internet site is not incorporated by reference into this report.

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

We have incurred net losses for 2010 and 2011 and may incur further losses if we are unable to generate significant revenues under our existing agency and reinsurance agreements.

We incurred net losses of $2.3 million and $1.2 million for the years ended December 31, 2011 and December 31, 2010, respectively, primarily due to the loss of our most significant customer in 2009. On January 5, 2009, AMIC Ltd., our wholly-owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

Effective September 25, 2009, APSL, a wholly-owned subsidiary of AmerInst Mezco, Ltd. which is a wholly-owned subsidiary of AmerInst, entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Because our new business plan is still in its formative years, the Agency Agreement and Reinsurance Agreement and our ability to generate revenue under either agreement is unproven, neither agreement may result in material revenue or profit which would adversely affect our financial condition and results of operations.

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

We participate in a potentially unprofitable, unstable industry.

The professional liability insurance industry is volatile and often sees fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The combination of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. Because as a reinsurer, we will be directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we will be directly dependent on the underwriting results of our cedants, our revenue could be adversely affected by factors beyond our control.

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

Our investment return may not be sufficient to offset underwriting losses which could negatively impact our net income.

Our investment income is subject to variation due to fluctuations of market interest rates on our fixed-income portfolio, and fluctuations of stock prices in our equity portfolio. If such investment income is not sufficient to offset potential underwriting losses or our capital is not sufficient to absorb adverse underwriting and/or investment results, our profitability would be adversely affected.

Our inability to retain senior executives and other key personnel could adversely affect our business.

The successful implementation of our new business plan is dependent upon our ability to retain APSL senior executives and other qualified employees. In November 2009, we entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 25 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and our key employees were not to renew their relationship with us, or only upon terms that were not acceptable to us, our business could be harmed.

Your ownership of our shares does not guarantee insurance coverage.

The ownership of our common shares by an accounting firm, legal firm or individual practitioner will not guarantee that such firm or individual will thereafter be able to obtain professional liability insurance under other policies reinsured by AMIC Ltd., or that such insurance will be competitively priced.

There is no market for our shares and our shares are subject to restrictions on transfer.

There is currently no market for our common shares and it is unlikely that a market will develop. Our common shares are not listed on any stock exchange or automated quotation system. Under our Bye-Laws, our Board of Directors has the authority to prohibit all transfers of our shares. Further, because an integral part of the value of our common shares is our commitment to utilize the insurance capacity of AMIC Ltd. for the benefit of our shareholders, it is unlikely that any individual or entity other than sole practitioners, accounting firms and legal firms would be interested in purchasing our common shares.

Reinsurance may not be available to us which could increase our risk of incurring losses.

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

Difficult conditions in the economy generally may materially and adversely affect our business and results of operations, and these conditions may not improve in the near future.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Despite the security measures taken by Cedar Management Limited, our management company, APSL and our consultants, their information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties and damage our reputation, which could adversely affect our business.

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

Actual claims may exceed our reserves for losses and loss expenses which could cause our earnings to be overstated.

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

We have estimated our net losses based on actuarial analysis of claims information. Actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves to reflect our changed expectations. Material additions to our reserves would adversely impact our net income and capital in future periods while having the effect of overstating our current period earnings.

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

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies rather than shareholders or noteholders. Among other things, those statutes and regulations require AMIC Ltd. to:

•	meet and maintain certain standards of liquidity and solvency,

•	file periodic reports in accordance with the Bermuda Statutory Accounting Rules,

•	produce annual audited statutory financial statements,

•	produce annual audited U.S. GAAP statements,

•	comply with the ICIC, and

•	comply with restrictions on payments of dividends and reductions of capital.

Our Bermuda entities could become subject to regulation or taxation in the United States.

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, we anticipate that in the near future the majority of our revenue will be derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

If AMIC Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that AMIC Ltd. has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might successfully assert that any of our Bermuda entities maintains a U.S. permanent establishment. In such case, such Bermuda entity may be subject to U.S. federal income tax at regular corporate rates and branch profit tax. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company as well.

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

Our new business plan met A.M. Best’s higher capitalization requirements, which mandate a more conservative level of risk based capital. A.M. Best is the most widely recognized insurance company rating agency. In September 2011, A.M. Best affirmed AMIC Ltd.’s financial strength rating of “A-” (Excellent). A.M. Best also affirmed that the outlook assigned to the rating is stable.

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

Similarly, if C&F’s A.M. Best’s rating should ever be downgraded, this could adversely affect our ability to solicit, underwrite, quote, bind, issue or endorse accountants’ professional liability and lawyers’ professional liability insurance coverage under our Agency Agreement with C&F or to reinsure under the Reinsurance Agreement a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Anti-takeover provisions could make it more difficult for a third party to acquire us, which makes your investment more illiquid.

Investco, our subsidiary, currently owns approximately 31.3% of our outstanding shares of common stock and has the ability to purchase additional shares. Shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2011, are as follows:

2012	$55,801
2013	57,646
2014	59,568
2015	61,553
2016	15,513

$250,081

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

AmerInst currently does not have a public market for its common stock, but the Company has historically caused Investco to purchase shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has historically been set to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by Company shareholders.

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

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2011, Investco had purchased 141,526 common shares from shareholders who had died or retired for a total purchase price of $3,860,345. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
October 2011	—	—	—	N/A
November 2011	—	—	—	N/A
December 2011	11,730	$36.52	11,730	N/A
Total	11,730	$36.52	11,730	N/A

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2011, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2011.

As of December 31, 2011, there were 1,816 holders of record of our common shares. Our Board of Directors had adopted a dividend policy to pay quarterly dividends subject to legally available funds and Board approval. Beginning in September 2005, our Board of Directors amended the dividend policy to pay semi-annual dividends of $0.47 per share. During 2011, the dividend amount paid was reduced by $39,513, which represented a write back of uncashed dividends issued prior to 2006 to shareholders that we have been unable to locate. During 2010, the total dividend amount paid was reduced by $38,611, which represented a write back of uncashed dividends issued prior to 2005 to shareholders that we were unable to locate. During 2011 and 2010, we total paid ordinary cash dividends of $615,993 and $647,913, respectively, net of the write back, representing two semi-annual payments of $0.47 per share. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources” and “Losses and Loss Adjustment Expenses.”

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. Through APSL, a Delaware corporation and a wholly-owned subsidiary of Mezco which is a wholly-owned subsidiary of AmerInst, we act as the exclusive agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. We conduct our reinsurance business through AMIC Ltd., our wholly-owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

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

The reinsurance segment had revenues of $2,601,937 for the year ended December 31, 2011 and $2,918,696 for the year ended December 31, 2010. Total losses and expenses for this segment were $1,379,756 for the year ended December 31, 2011 and $1,452,800 for the year ended December 31, 2010. This resulted in segment income of $1,222,181 and $1,465,896 for the years ended December 31, 2011 and 2010, respectively.

The insurance segment had revenues of $388,717 for the year ended December 31, 2011 and $85,249 for the year ended December 31, 2010. Operating and management expenses were $2,680,058 for the year ended December 31, 2011 and $2,652,938 for the year ended December 31, 2010. This resulted in segment losses of $2,291,341 and $2,567,689 for the years ended December 31, 2011 and 2010, respectively.

AmerInst has filed an application with the U.S. Patent and Trademark Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which will market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent, and even if so, may not be able to license such patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept will be marketed.

The disclosure of RINITS™ as a separate operating segment was discontinued in the fourth quarter of 2010 as it no longer met the quantitative thresholds prescribed by ASC 280, “Segment Reporting”.

Our results of operations for the years ended December 31, 2011 and December 31, 2010 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2011. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2011, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $0.8 million, the high estimate was $1.1 million, and the central estimate was $1.0 million. We selected reserves of $1,043,443 as of December 31, 2011, which is between the central and high end of the range. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively at the higher end of the actuarial estimates.

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

Results of Operations

We recorded a net loss of $1,069,160 and $1,101,793 in 2011 and 2010, respectively.

The net loss recorded for the year ended December 31, 2011 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration. The net loss recorded during the year ended December 31, 2010 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments.

Our net premiums earned were $412,840 for the year ended December 31, 2011 compared to $157,140 for the year ended December 31, 2010, an increase of $255,700 or 162.7%. The net premiums earned during 2011 and 2010 were attributable to net premium cessions from C&F under the Reinsurance Agreement in the amounts of $423,364 and $42,990 and to revisions to CAMICO premium estimates for prior years in the amounts of $(10,524) and $114,150, respectively. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2011, as a result of a higher level of underwriting activity under the Agency Agreement resulting from the continued and successful marketing of the program by APSL.

For the years ended December 31, 2011 and 2010, we recorded commission income under the Agency Agreement of $388,488 and $85,051, respectively, an increase of $303,437 or 356.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2011.

We recorded net investment income of $409,434 for the year ended December 31, 2011 compared to $405,210 for the year ended December 30, 2010, an increase of $4,224 or 1.0%. The increase is primarily attributable to the decrease in investment managers’ fees that resulted from the reduction in the investment portfolio and a decrease in the amortization of premium on fixed income securities in 2011 as a result of (1) the purchase of securities with lower coupon rates and premiums and (2) the maturity of older securities with higher coupon rates and premiums. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.6% in 2011, a marginal increase from the 1.4% yield earned in 2010.

Sales of securities during the year ended December 31, 2011 resulted in realized gains on investments net of impairment of $1,779,892 compared to $2,356,544 during the year ended December 31, 2010, a decrease of $576,652 or 24.5%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position in 2011 compared to 2010.

Unrealized gain on investments was $5,256,349 at December 31, 2011 compared to $6,477,553 at December 31, 2010. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The decrease in unrealized gain on investments was due primarily to the reduction in the value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. government agency securities	6%	7%
Obligations of state and political subdivisions	38	32
Corporate debt securities	1	2
Equity securities (including the hedge fund)	55	59

	100%	100%

For the year ended December 31, 2011, we recorded loss and loss adjustment recoveries of $153,028 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses that resulted from reserves of $328,580 established pursuant to the Reinsurance Agreement offset by favorable development on CAMICO and PDIC. For the year ended December 31, 2010, we recorded loss and loss adjustment expenses of $26,869 that resulted from reserves of $32,000 established pursuant to the Reinsurance Agreement offset by favorable development on CAMICO and PDIC.

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $156,599 for the year ended December 31, 2011 compared to policy acquisition recoveries of $12,209 for the year ended December 31, 2010. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the year ended December 31, 2011 were 37.3% of the premiums earned under the Reinsurance Agreement of $423,364, net of policy acquisition recoveries in the amount of $1,192 that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above. The policy acquisition recoveries recorded during the year ended December 31, 2010 were attributable to recoveries in the amount of $28,116 in relation to the revisions to the CAMICO premium estimates for prior years, net of policy acquisition costs representing 37.0% of the premiums earned under the Reinsurance Agreement of $42,990.

The Company expensed operating and management expenses of $4,056,243 and $4,091,078 during 2011 and 2010, respectively. The decline is largely attributable to a reduction in professional and marketing expenses incurred by APSL during the year compared to 2010 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2011 and 2010.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2011 and 2010.

	2011	2010
Balance classified as Level 3, beginning of year	$1,484,884	$1,389,737
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	(88,951)	95,147
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,395,933	$1,484,884

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2011 and 2010.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2011 and December 31, 2010, relating to two and six fixed maturity securities and two and no equity securities, amounted to $39,791 and $84,406, respectively. This decrease was primarily attributable to the increase in the fair value of fixed maturity securities as a result of the decline in interest rates during the year. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $152,450 and $123,310 on two equity securities during the years ended December 31, 2011 and 2010, respectively.

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

Our equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

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

Our hedge fund portfolio is managed to reduce overall portfolio risk and it is required to invest over all major strategies.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2011 and what level within the fair value hierarchy each valuation technique resides;

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

As of December 31, 2011, our total investments were $22,745,550, a decrease of $3,813,939, or 14.4%, from $26,559,489 at December 31, 2010. The decrease was primarily due to sales of certain equity securities, the maturity of two fixed maturity securities and the decrease in the fair value of certain equity securities as a result of adverse market conditions. The cash and cash equivalents balance decreased from $970,697 at December 31, 2010 to $904,485 at December 31, 2011, a decrease of $66,212 or 6.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $84,256 at December 31,

2010 to $435,924 at December 31, 2011, an increase of $351,668 or 417.4%. The increase is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2011 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at December 31, 2011 was 8.25:1, compared to a ratio of 11.04:1 at December 31, 2010.

The decrease in total cash and investments at December 31, 2011, compared to December 31, 2010 resulted primarily from (1) net cash outflows to fund the operations of APSL, (2) $576,789 related to share repurchases during 2011, (3) dividends of $615,993 paid during 2011 and (4) the decrease in the fair value of certain equity securities as a result of adverse market conditions. These reductions were partially offset by positive cash inflows in relation to net investment income.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. During the continued implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs which may arise without resorting to borrowing, subject to regulatory limitations.

Because of CNA’s election not to renew its reinsurance agreement with AMIC Ltd. in 2009, we experienced a significant decrease in our net premiums earned which has adversely affected our revenues over the past two years. As a result we have experienced a decrease in our total investments in 2010 and 2011 due to net cash outflows in order to fund our operational expenses. The reduction in the value of our investment portfolio has been accompanied by a corresponding reduction in our shareholders’ equity during this two-year period. Unless we are able to significantly increase our revenues under new or existing agency and/or reinsurance agreements in future periods, we would expect the value of our investment portfolio and our shareholders’ equity to continue to decrease as investment assets are used to cover our revenue shortfall.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers and recoveries in relation to reinsurance contacts. As of December 31, 2011, the balance was $183,518 compared to $45,909 as of December 31, 2010. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2011, the balance was $86,685 compared to $76,918 as of December 31, 2010. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $35,060 at December 31, 2010 to $146,226 at December 31, 2011. The increase in deferred policy acquisition costs in 2011 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is approximately 37%.

Prepaid expenses and other assets were $378,257 at December 31, 2011, an increase of 121.7% from December 31, 2010. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainer and (3) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL arising from a higher level of underwriting activity under the Agency Agreement in 2011

Accrued expense and other liabilities primarily represents premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,126,409 at December 31, 2010 to $1,396,332 at December 31, 2011, an increase of $269,923 or 24%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F as a result of a higher level of underwriting activity under the Agency Agreement in 2011.

AmerInst paid two semi-annual dividends of $0.47 per share during 2011 and 2010. During 2011, the total dividend amount was reduced by $39,513, which represents a write back of uncashed dividends issued prior to 2006 to shareholders that we have been unable to locate. During 2010, the total dividend amount was reduced by $38,611, which represents a write back of uncashed dividends issued prior to 2005 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $18.87 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.85% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $33.23 per share as of December 31, 2011.

Total dividends declared were $615,993 and $647,913 in 2011 and 2010, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our new business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2011 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2011, approximately $32 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2011 and 2010 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2011	$1,000,000	$33,315,313	$9,342,872	$10,815,518
December 31, 2010	$1,000,000	$32,209,291	$9,231,848	$10,869,403

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2012, Investco had purchased 141,526 common shares from shareholders who had died or retired for a total purchase price of $3,860,345. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2011. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate only to accountants’ and attorneys’ professional liability from PDIC, CAMICO and C&F programs, and were calculated under the methodologies described below.

PDIC was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. To calculate the policy year ultimate losses and allocated loss adjustment expenses for PDIC the actuary applied incurred loss development, incurred Bornhuetter-Ferguson (“BF”), and expected loss methods to the actual PDIC experience. In the calculations, the actuary used industry incurred loss and allocated loss adjustment expenses development patterns and an a priori loss and allocated loss adjustment expenses ratio for use in the BF and expected loss and allocated loss adjustment expenses method calculations. The a priori loss and allocated loss adjustment expenses ratio was selected judgmentally based on the Company’s unpaid claim liability review as of December 31, 2010. The actuary judgmentally selected low and high scenario loss ratio estimates around the central loss ratio estimates. The low and high scenario ultimate loss and allocated loss adjustment expenses estimates were calculated by multiplying net earned premium through December 31, 2011 by the low and high scenario loss ratio selections. The final reported claim was closed during 2011 and although we no longer anticipate we will be liable for further claims related to this period of coverage, there is a remote possibility further claims could be reported.

CAMICO was a new program for the Company in 2005. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred BF, and expected loss and allocated loss adjustment expenses ratio methods to the actual CAMICO experience as of December 31, 2011. In the calculations, the actuary used industry benchmark paid and incurred loss and allocated loss adjustment expenses development patterns. The a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expenses method calculations were selected judgmentally based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2010. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by selecting and applying lower and higher a priori loss and allocated loss adjustment expense ratios for use in the actuarial methods, and by selecting low and high estimates of ultimate loss and allocated loss adjustment expense amounts from the results of the applied actuarial methods.

C&F was a new program for the Company in 2010. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied incurred loss development, incurred BF, and expected loss and allocated loss adjustment expense ratio methods to the actual C&F experience as of December 31, 2011. In the calculations, the actuary used an industry benchmark incurred loss and allocated loss adjustment expense development pattern. The a priori loss and allocated loss adjustment expenses ratio used in the BF and expected loss and allocated loss adjustment expense method calculations was selected based on previous work performed for AmerInst related to the pricing of accountants’ professional liability insurance. The actuary judgmentally selected low and high scenario loss ratio estimates around the central loss ratio estimate. The low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by multiplying net earned premium through December 31, 2011 by the low and high scenario loss ratio selections.

The following table shows the development of the estimated liability for the previous ten years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of US Dollars)

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross Liability for Loss and LAE Reserves	$29,243	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	674	674	—	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$28,569	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Losses Re-estimated as of:
One Year Later	$27,993	$25,193	$27,210	$27,454	$26,323	$25,521	$22,139	$21,104	$1,490	$1,110	—
Two Years Later	23,514	23,676	24,962	24,893	23,493	19,780	18,006	20,957	1,399
Three Years Later	21,997	21,429	22,400	22,062	17,752	15,143	17,803	20,873
Four Years Later	19,750	18,867	19,570	16,321	13,916	15,011	17,740
Five Years Later	17,188	16,037	13,836	14,115	13,844	14,931
Six Years Later	14,688	11,783	12,976	14,076	13,784
Seven Years Later	11,221	11,120	12,953	13,974
Eight Years Later	10,707	11,120	12,894
Nine Years Later	10,707	11,120
Ten Years Later	10,707
Cumulative Redundancy (Deficiency)	17,862	18,685	15,830	15,728	15,101	13,230	9,671	3,543	111	93	—
Cumulative Amount Paid Through:
One Year Later	3,851	3,697	3,557	4,678	3,820	3,314	3,970	19,902	334	322	—
Two Years Later	6,600	6,165	6,943	7,729	6,166	6,310	17,208	20,195	656
Three Years Later	8,145	7,915	8,995	9,049	8,176	14,653	17,406	20,427
Four Years Later	8,736	8,954	9,690	10,225	13,675	14,759	17,540
Five Years Later	9,174	9,079	10,149	13,957	13,687	14,830
Six Years Later	9,240	9,205	12,885	13,969	13,747
Seven Years Later	9,299	11,120	12,892	13,974
Eight Years Later	10,707	11,120	12,894
Nine Years Later	10,707	11,120
Ten Years Later	10,707

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

The above table presents the development of balance sheet liabilities for 2001 through 2011 as of year-end 2011, and includes the CNA program liabilities through 2008. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years, both paid and unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company. The upper portion of the table shows the experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2005 liability has developed a $15,101,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2005 year end liability was originally $28,885,000. As of December 31, 2011, we had paid $13,747,000 of the currently estimated $13,784,000 of losses and LAE that had been incurred for 2005 and prior years through the end of 2011; thus an estimated $37,000 in losses incurred through 2005 remain unpaid as of the current financial statement date.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche Ltd.

Hamilton, Bermuda

March 29, 2012

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(expressed in U.S. dollars)

	2011	2010
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $9,914,515 and $10,739,265)	$10,448,847	$10,929,481
Equity securities, at fair value (cost $7,574,686 and $9,342,671)	12,296,703	15,630,008

TOTAL INVESTMENTS	22,745,550	26,559,489
Cash and cash equivalents	904,485	970,697
Restricted cash and cash equivalents	435,924	84,256
Assumed reinsurance premiums receivable	183,518	45,909
Accrued investment income	94,539	117,226
Property and equipment (Note 5)	745,784	716,230
Deferred policy acquisition costs	146,226	35,060
Prepaid expenses and other assets	378,257	170,606

TOTAL ASSETS	$25,634,283	$28,699,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 6)	$1,043,443	$1,203,016
Unearned premiums	392,595	94,756
Assumed reinsurance payable	86,685	76,918
Accrued expenses and other liabilities	1,396,332	1,126,409

TOTAL LIABILITIES	$2,919,055	$2,501,099

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2011 and 2010: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	17,411,533	19,096,686
Accumulated other comprehensive income	5,256,349	6,477,553
Shares held by Subsidiary (311,633 and 295,881 shares) at cost	(7,235,200)	(6,658,411)

TOTAL SHAREHOLDERS’ EQUITY	22,715,228	26,198,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,634,283	$28,699,473

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

years ended December 31, 2011 and 2010

(expressed in U.S. dollars)

	2011	2010
REVENUES
Net premiums earned	$412,840	$157,140
Commission income	388,488	85,051
Net investment income (Note 4)	409,434	405,210
Net realized gain on investments (Note 4)	1,779,892	2,356,544

TOTAL REVENUES	2,990,654	3,003,945

LOSSES AND EXPENSES
Losses and loss adjustment (recoveries) expenses (Note 6)	(153,028)	26,869
Policy acquisition costs (recoveries)	156,599	(12,209)
Operating and management expenses (Note 9)	4,056,243	4,091,078

TOTAL LOSSES AND EXPENSES	4,059,814	4,105,738

LOSS BEFORE TAX	(1,069,160)	(1,101,793)

Income tax expense (Note 10)	—	—
NET LOSS AFTER TAX	(1,069,160)	(1,101,793)
OTHER COMPREHENSIVE LOSS
Net unrealized holding gains arising during the period	558,688	2,223,044
Reclassification adjustment for (gains) included in net (loss)	(1,779,892)	(2,356,544)

OTHER COMPREHENSIVE LOSS	(1,221,204)	(133,500)

COMPREHENSIVE LOSS	$(2,290,364)	$(1,235,293)

BASIC AND DILUTED LOSS PER SHARE	$(1.54)	$(1.52)

Weighted average number of common shares outstanding for the year	693,423	723,690

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2011 and 2010

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2010	$995,253	$6,287,293	$20,846,392	$6,611,053	$(5,251,612)	$29,488,379
Net loss	—	—	(1,101,793)	—	—	(1,101,793)
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(133,500)	—	(133,500)
Purchase of shares by subsidiary	—	—	—	—	(1,406,799)	(1,406,799)
Dividends ($0.94 per share)	—	—	(647,913)	—	—	(647,913)

BALANCE AT DECEMBER 31, 2010	$995,253	$6,287,293	$19,096,686	$6,477,553	$(6,658,411)	$26,198,374

Net loss	—	—	(1,069,160)	—	—	(1,069,160)
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(1,221,204)	—	(1,221,204)
Purchase of shares by subsidiary	—	—	—	—	(576,789)	(576,789)
Dividends ($0.94 per share)	—	—	(615,993)	—	—	(615,993)

BALANCE AT DECEMBER 31, 2011	$995,253	$6,287,293	$17,411,533	$5,256,349	$(7,235,200)	$22,715,228

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2011 and 2010

(expressed in U.S. dollars)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,069,160)	$(1,101,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net premiums on investments	43,856	73,996
Depreciation and amortization on property and equipment	174,186	65,433
Net realized gains on sale of investments	(1,779,892)	(2,356,544)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(137,609)	(45,909)
Funds deposited with a reinsurer	—	113,382
Accrued investment income	22,687	(26,375)
Deferred policy acquisition costs	(111,166)	(35,060)
Prepaid expenses and other assets	(207,651)	44,492
Liability for losses and loss adjustment expenses	(159,573)	(307,462)
Unearned premiums	297,839	94,756
Assumed reinsurance payable	9,767	(71,932)
Accrued expenses and other liabilities	269,923	399,090

Net cash used in operating activities	(2,646,793)	(3,153,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(351,668)	649,764
Purchases of property and equipment	(203,740)	(681,506)
Purchases of available-for-sale securities	(3,036,872)	(6,724,710)
Proceeds from sales of available-for-sale securities	6,365,643	8,438,258
Proceeds from maturities of fixed maturity investments	1,000,000	1,025,000

Net cash provided by investing activities	3,773,363	2,706,806

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(615,993)	(647,913)
Purchase of shares by subsidiary, net	(576,789)	(1,406,799)

Net cash used in financing activities	(1,192,782)	(2,054,712)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,212)	(2,501,832)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	970,697	3,472,529

CASH AND CASH EQUIVALENTS, END OF YEAR	$904,485	$970,697

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

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals.

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from FFG Insurance Company, formerly known as Virginia Surety Company (“VSC”), in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989-1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses for the year ended December 31, 2009. Following this payment, the Company initiated arbitration with VSC (the “Arbitration”) to seek additional recoveries in respect of unpaid losses, unpaid premiums, fees and interest. During the arbitration, VSC conceded that $25,785 in unpaid premiums was due and a payment was remitted to the Company. On October 8, 2011, the Company was formally awarded $289,514 as a result of the Arbitration’s final outcome. The award represented unpaid losses of $241,943, fees of $11,280 and interest of $36,291. The total net award of $315,299 from VSC was recorded as a decrease in losses and loss adjustment expenses in the third quarter of 2011.

Attorney’s Professional Liability Coverage

On January 1, 2003, we entered into a 15% participation of Professionals Direct Insurance Company’s (PDIC) attorneys’ professional liability 1st excess cover. This participation terminated on December 31, 2003. The final reported claim was closed during 2011 and although we no longer anticipate we will be liable for further claims related to this period of coverage, there is a remote possibility further claims could be reported.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

Accounting Standards Not Yet Adopted

Fair Value Measurement and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement and disclosure under U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral to secure its obligations to them. At December 31, 2011 and 2010 AMIC Ltd. provided CAMICO with a Letter of Credit held by Comerica Bank with supporting investments with a carrying value of $2,813,484 and $2,713,631, respectively. Also, at December 31, 2011 and 2010, AMIC Ltd. had provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $7,321,378 and $7,039,652, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2011 and 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,446,223	$7,882	$—	$1,454,105
Obligations of states and political subdivisions	8,135,268	531,523	(1,257)	8,665,534
Corporate debt securities	333,024	—	(3,816)	329,208

Total fixed maturity investments	9,914,515	539,405	(5,073)	10,448,847

Equity securities	6,574,686	4,360,802	(34,718)	10,900,770
Hedge fund	1,000,000	395,933	—	1,395,933

Total equity securities	7,574,686	4,756,735	(34,718)	12,296,703

Total investments	$17,489,201	$5,296,140	$(39,791)	$22,745,550

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Fixed maturity investments:
U.S. government agency securities	$1,931,335	$28,253	$—	$1,959,588
Obligations of states and political subdivisions	8,307,102	243,041	(84,406)	8,465,737
Corporate debt securities	500,828	3,328	—	504,156

Total fixed maturity investments	10,739,265	274,622	(84,406)	10,929,481

Equity securities	8,342,671	5,802,453	—	14,145,124
Hedge fund	1,000,000	484,884	—	1,484,884

Total equity securities	9,342,671	6,287,337	—	15,630,008

Total investments	$20,081,936	$6,561,959	$(84,406)	$26,559,489

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	200,046	(1,257)	200,046	(1,257)
Corporate debt securities	—	—	329,208	(3,816)	329,208	(3,816)

Total fixed maturity investments	—	—	529,254	(5,073)	529,254	(5,073)

Equity securities	—	—	864,871	(34,718)	864,871	(34,718)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	864,871	(34,718)	864,871	(34,718)

Total investments	$—	$—	$1,394,125	$(39,791)	$1,394,125	$(39,791)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, there were approximately four securities in an unrealized loss position with an estimated fair value of $1,394,125. Of these securities, no securities have been in an unrealized loss position for 12 months or greater. As of December 31, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2011 and 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2011
Due in one year or less	$510,949	$516,938
Due after one year through five years	5,885,709	6,210,596
Due after five years through ten years	3,517,857	3,721,313
Due after ten years	—	—

Total	$9,914,515	$10,448,847

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Estimated Fair Value
December 31, 2010
Due in one year or less	$1,001,198	$1,002,080
Due after one year through five years	7,398,409	7,633,631
Due after five years through ten years	2,339,658	2,293,770
Due after ten years	—	—

Total	$10,739,265	$10,929,481

Information on sales and maturities of investments during the twelve months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Total proceeds on sales of available-for-sale securities	$6,365,643	$8,438,258
Total proceeds from maturities of fixed maturity investments	1,000,000	1,025,000
Gross gains on sales	1,955,672	3,394,772
Gross losses on sales	(23,330)	(914,918)
Impairment losses	(152,450)	(123,310)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2011 and 2010.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010
U.S. government agency securities	$1,959,588	$1,959,588	$—	$1,959,588	$—
Obligations of state and political subdivisions	8,465,737	8,465,737		8,465,737
Corporate debt securities	504,156	504,156		504,156

Total fixed maturity investments	10,929,481	10,929,481

Equity securities (excluding the hedge fund)	14,145,124	14,145,124	14,145,124
Hedge fund	1,484,884	1,484,884			1,484,884

Total equity securities	15,630,008	15,630,008

Total investments	$26,559,489	$26,559,489	$14,145,124	$10,929,481	$1,484,884

There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2011 and 2010.

	2011	2010
Balance classified as Level 3, beginning of year	$1,484,884	$1,389,737
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	(88,951)	95,147
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,395,933	$1,484,884

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2011 and 2010.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2011 and what level within the fair value hierarchy each valuation technique resides;

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Major categories of net interest and dividend income are summarized as follows:

	2011	2010
Interest earned:
Fixed maturity investments	$346,425	$339,113
Short term investments and cash and cash equivalents	342	1,957
Dividends earned	199,679	217,045
Investment expenses	(137,012)	(152,905)

Net investment income	$409,434	$405,210

5. PROPERTY AND EQUIPMENT

Property and equipment, associated with APSL, at December 31, 2011 and 2010 at cost, less accumulated depreciation and amortization, totaled $745,784 and $716,230, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2011
Leasehold improvements	$1,865	$1,083	$782
Furniture and fixtures	25,184	6,870	18,314
Office equipment	18,123	5,066	13,057
Computer equipment	10,829	3,703	7,126
Computer software	2,670	668	2,002
Internal use software	926,732	222,229	704,503

Total	$985,403	$239,619	$745,784

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2010
Leasehold improvements	$1,865	$518	$1,347
Furniture and fixtures	25,184	3,272	21,912
Office equipment	18,123	2,477	15,646
Computer equipment	10,829	1,537	9,292
Internal use software	725,662	57,629	668,033

Total	$781,663	$65,433	$716,230

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2011 and 2010 are as follows:

	2011	2010
Case basis estimates	$382,662	$523,889
Incurred But Not Reported	660,781	679,127

Totals	$1,043,443	$1,203,016

Liability for losses and loss adjustment expense activity is as follows:

	2011	2010
Liability—beginning of year	$1,203,016	$1,510,478

Incurred related to:
Current year	275,504	32,000
Prior years	(428,532)	(5,131)

Total incurred	(153,028)	26,869

Paid related to:
Current year	—	—
Prior years	(6,545)	(334,331)

Total paid	(6,545)	(334,331)

Liability—end of year	$1,043,443	$1,203,016

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses decreased by $428,532 and $5,131 in 2011 and 2010, respectively. The 2011 decrease resulted from (1) favorable development on the CAMICO and PDIC treaties and (2) the recoveries from VSC as a result of the Arbitration’s final outcome, partially offset by reserves established pursuant to the Reinsurance Agreement. The decrease in 2010 resulted from favorable development on CAMICO and PDIC treaties, partially offset by reserves established under the Reinsurance Agreement.

7. SHAREHOLDERS’ EQUITY

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s expenditures from year to year. Under the new policy that became effective immediately, the Company will limit Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco will only be authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Board, negotiated purchases that do not satisfy these criteria will be discontinued for the foreseeable future. At the Board meeting, the Board approved all outstanding requests for repurchase of shares amounting to $300,359, and for the remainder of 2011, authorized Investco to repurchase shares up to $500,000.

8. PREMIUMS WRITTEN

Premiums written were $710,679 and $251,896 during 2011 and 2010, respectively. The premiums written during the year ended December 31, 2011 and 2010 were attributable to premium cessions from C&F under the Reinsurance Agreement in the amount of $721,203 and $137,746 and to revisions to CAMICO premium estimates for prior years in the amount of $(10,524) and $114,150, respectively. The increase in premiums written under the Reinsurance Agreement resulted from increased cessions from C&F in 2011, as a result of a higher level of underwriting activity under the Agency Agreement resulting from the continued and successful marketing of the program by APSL.

9. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited. The company paid Cedar Management Limited $320,000 and $335,000 in fees during 2011 and 2010, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $466,247 in 2011 and $431,809 in 2010.

10. TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2035. However, APSL which is a Delaware corporation domiciled in the State of Illinois is subject to taxation in the United States.

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2011 and 2010, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2011	2010
Capitalized start-up expenses	$266,000	$286,221
Operating loss carryforwards	2,153,000	1,033,000
Depreciation and amortization	(184,000)	—

Deferred tax assets before valuation allowance	2,235,000	1,319,221
Valuation allowance	(2,235,000)	(1,319,221)

Deferred tax assets net of valuation allowance	$—	$—

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2011 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2011, approximately $32 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2011 and 2010 these requirements have been met. The minimum required statutory capital and surplus was $1,000,000 and $1,000,000 and actual statutory capital and surplus was $33,315,313 and $32,209,291 at December 31, 2011 and 2010, respectively. The minimum required level of relevant assets was $9,342,872 and $9,231,848 and actual relevant assets was $10,815,518 and $10,869,403 at December 31, 2011 and 2010, respectively. Statutory loss for the years ended December 31, 2011 and 2010 was $209,202 and $294,498, respectively.

12. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2011	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$45,490	$80,071	$96,283	$190,996
Commission income	72,609	71,736	91,529	152,614
Net investment income	95,344	117,481	96,128	100,481
Net realized gain	816,768	499,371	84,653	379,100

Total revenues	$1,030,211	$768,659	$368,593	$823,191

Net loss	$(178,925)	$(415,165)	$(333,209)	$(141,861)
Basic and diluted net loss per share	$(0.25)	$(0.60)	$(0.48)	$(0.21)

2010	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$96,410	$2,193	$29,555	$28,982
Commission income	1,257	11,064	29,281	43,449
Net investment income	77,172	117,699	70,739	139,600
Net realized gain	312,368	630,843	665,369	747,964

Total revenues	$487,207	$761,799	$794,944	$959,995

Net loss	$(434,829)	$(347,072)	$(114,595)	$(205,297)
Basic and diluted net loss per share	$(0.59)	$(0.47)	$(0.16)	$(0.30)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SEGMENT INFORMATION

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

	December 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,601,937	$388,717	$2,990,654
Total losses and expenses	$1,379,756	$2,680,058	$4,059,814
Segment income (loss)	$1,222,181	$(2,291,341)	$(1,069,160)
Identifiable assets	$—	$745,784	$745,784

	December 31, 2010
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,918,696	$85,249	$3,003,945
Total losses and expenses	$1,452,800	$2,652,938	$4,105,738
Segment income (loss)	$1,465,896	$(2,567,689)	$(1,101,793)
Identifiable assets	$—	$716,230	$716,230

14. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2011, 1,987 phantom shares were granted arising from the dividends declared on the Company’s common shares. 78,872 phantom shares were outstanding at December 31, 2011.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2011.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. COMMITMENTS AND CONTINGENCIES

In December 2009, APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2012	$55,801
2013	57,646
2014	59,568
2015	61,553
2016	15,513

$250,081

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure. Our retention of Deloitte & Touche Ltd. has been ratified by our Audit Committee and our shareholders. There have been no disagreements with Deloitte & Touche Ltd. with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2011.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

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

Change in Internal Control.

Our management, including the President and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on May 31, 2012 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of which is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on May 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on May 31, 2012.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on May 31, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 31.

(a)(2)	See Index to Financial Statements and Schedules on page 31.

(a)(3)	See Index to Exhibits set forth on pages 58 – 59.

(b)	See Index to Exhibits.

(c)	See Index to Financial Statements and Schedules on page 31.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2011

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturity investments:
Bonds:
U.S government and agencies and authorities	$1,446,223	$1,454,105	$1,454,105
States, municipalities and political subdivisions	8,135,268	8,665,534	8,665,534
Corporate debt securities	333,024	329,208	329,208

Total fixed maturities	9,914,515	10,448,847	10,448,847

Equities:
Common stocks:
Bank, trust and insurance companies	824,580	994,830	994,830
Hedge fund, industrial, miscellaneous and all other	6,750,106	11,301,873	11,301,873

Total equity securities	7,574,686	12,296,703	12,296,703

Total investments	$17,489,201	$22,745,550	$22,745,550

(1)	Adjusted cost of equity securities, taking into account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 29, 2012

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2012

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 29, 2012

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 29, 2012

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 29, 2012

/S/ DAVID R. KLUNK David R. Klunk	Director	March 29, 2012

/S/ THOMAS B. LILLIE Thomas P. Lillie	Director	March 29, 2012

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 29, 2012

INDEX TO EXHIBITS

Year ended December 31, 2011

Exhibit Number	Description
3(i)	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3(ii)	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.2	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.4	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98)
(No. 000-28249)

10.5	Director Compensation Summary*

10.6	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.7	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008—incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.8	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.9	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2011—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/25/11) (No. 000-28249)

10.10	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.11	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.12	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

Exhibit Number	Description
10.13	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012*

10.14	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2012*

21.1	Subsidiaries of the Registrant*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith