Form 10-Q
period 2012-03-31
AMERINST INSURANCE GROUP LTD
filed 2012-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012.

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

As of May 1, 2012, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•

the successful implementation of our new business plan without a significant depletion of our cash resources, the maintenance of sufficient capital levels and the retention of our current A.M. Best financial strength rating of
“A-” (Excellent);

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2012	As of December 31, 2011
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $9,707,322 and $9,914,515)	$10,208,777	$10,448,847
Equity securities, available for sale, at fair value (cost $7,722,045 and $7,574,686)	13,188,452	12,296,703

TOTAL INVESTMENTS	23,397,229	22,745,550
Cash and cash equivalents	937,256	904,485
Restricted cash and cash equivalents	280,418	435,924
Assumed reinsurance balances receivable	249,260	183,518
Accrued investment income	170,059	94,539
Property and equipment	696,995	745,784
Deferred policy acquisition costs	227,194	146,226
Prepaid expenses and other assets	291,153	378,257

TOTAL ASSETS	$26,249,564	$25,634,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,147,276	$1,043,443
Unearned premium	611,428	392,595
Assumed reinsurance balances payable	—	86,685
Accrued expenses and other liabilities	1,138,051	1,396,332

TOTAL LIABILITIES	$2,896,755	$2,919,055

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2012 and 2011: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	17,337,601	17,411,533
Accumulated other comprehensive income	5,967,862	5,256,349
Shares held by Subsidiary (311,633 and 311,633 shares) at cost	(7,235,200)	(7,235,200)

TOTAL SHAREHOLDERS’ EQUITY	23,352,809	22,715,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,249,564	$25,634,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
REVENUE
Net premiums earned	$176,821	$45,490
Commission income	214,944	72,609
Other income	98,156	—
Net investment income	95,266	95,344
Net realized gain on investments	609,093	816,768

TOTAL REVENUE	1,194,280	1,030,211
LOSSES AND EXPENSES
Losses and loss adjustment expenses	110,514	28,452
Policy acquisition costs	65,424	16,831
Operating and management expenses	935,954	1,163,853

TOTAL LOSSES AND EXPENSES	1,111,892	1,209,136

NET INCOME (LOSS) BEFORE TAX	$82,388	$(178,925)

Income tax expense	—	—
NET INCOME (LOSS) AFTER TAX	$82,388	$(178,925)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	1,320,606	673,220
Reclassification adjustment for (gains) included in net income (loss)	(609,093)	(816,768)

OTHER COMPREHENSIVE INCOME (LOSS)	711,513	(143,548)

COMPREHENSIVE INCOME (LOSS)	$793,901	$(322,473)

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,411,533	$19,096,686
Net income (loss)	82,388	(178,925)
Dividends	(156,320)	(328,691)

RETAINED EARNINGS, END OF PERIOD	17,337,601	18,589,070

Per share amounts
Basic and diluted income (loss) per share	$0.12	$(0.25)

Dividends	$0.25	$0.47

Weighted average number of shares outstanding for the entire period	689,485	714,278

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(628,148)	$(1,241,861)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	155,506	(84,085)
Purchases of property and equipment	—	(13,785)
Purchases of available-for-sale securities	(822,467)	(427,678)
Proceeds from sales of available-for-sale securities	1,284,200	1,673,979
Proceeds from maturities of fixed maturity investments	200,000	500,000

Net Cash provided by Investing Activities	817,239	1,648,431

FINANCING ACTIVITIES
Dividends paid	(156,320)	(328,691)

Net Cash used in Financing Activities	(156,320)	(328,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,771	77,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$904,485	$970,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$937,256	$1,048,576

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented. All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2011 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

(a) Adoption of New Accounting Standards

Fair Value Measurement and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), resulted in a common definition of fair value and common requirements for measurement and disclosure under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments have changed some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The option to report other comprehensive income and its components in the statement of changes in shareholders’ equity is eliminated. Components of comprehensive income may be reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new requirements were effective for the interim and annual periods beginning on or after December 15, 2011 and require retrospective application; early adoption was permitted. As the new guidance does not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, the adoption of this guidance has not impacted our results of operations, financial condition or liquidity.

(b) Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements do not apply to its operations.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2012 and December 31, 2011 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2012
Fixed maturity investments:
U.S. government agency securities	$1,446,346	$4,527	$(1,218)	$1,449,655
Obligations of states and political subdivisions	7,929,448	487,805	—	8,417,253
Corporate debt securities	331,528	10,341	—	341,869

Total fixed maturity investments	9,707,322	502,673	(1,218)	10,208,777

Equity securities*	6,722,045	5,012,106	—	11,734,151
Hedge fund	1,000,000	454,301	—	1,454,301

Total equity securities	7,722,045	5,466,407	—	13,188,452

Total investments	$17,429,367	$5,969,080	$(1,218)	$23,397,229

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,446,223	$7,882	$—	$1,454,105
Obligations of states and political subdivisions	8,135,268	531,523	(1,257)	8,665,534
Corporate debt securities	333,024	—	(3,816)	329,208

Total fixed maturity investments	9,914,515	539,405	(5,073)	10,448,847

Equity securities*	6,574,686	4,360,802	(34,718)	10,900,770
Hedge fund	1,000,000	395,933	—	1,395,933

Total equity securities	7,574,686	4,756,735	(34,718)	12,296,703

Total investments	$17,489,201	$5,296,140	$(39,791)	$22,745,550

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$445,128	$(1,218)	$445,128	$(1,218)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	445,128	(1,218)	445,128	(1,218)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$445,128	$(1,218)	$445,128	$(1,218)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	200,046	(1,257)	200,046	(1,257)
Corporate debt securities	—	—	329,208	(3,816)	329,208	(3,816)

Total fixed maturity investments	—	—	529,254	(5,073)	529,254	(5,073)

Equity securities	—	—	864,871	(34,718)	864,871	(34,718)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	864,871	(34,718)	864,871	(34,718)

Total investments	$—	$—	$1,394,125	$(39,791)	$1,394,125	$(39,791)

As of March 31, 2012 and December 31, 2011, there were one and four securities in an unrealized loss position with an estimated fair value of $445,128 and $1,394,125, respectively. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of March 31, 2012 and December 31, 2011, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2012, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2012 and December 31, 2011, relating to one and two fixed maturity securities and none and two equity securities, amounted to $1,218 and $39,791, respectively. This decrease was primarily attributable to the increase in the fair values of certain equity securities as a result of favorable market conditions during the quarter. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the quarter ended March 31, 2012, the Company recorded total other-than-temporary impairment charge of $64,189 on one equity security, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the quarter ended March 31, 2011.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2012 and what level within the fair value hierarchy each valuation technique resides:

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are included in the Level 2 fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationships, and are included in the Level 2 fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2011. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2012 and December 31, 2011:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2012
U.S. government agency securities	$1,449,655	$1,449,655	$—	$1,449,655	$—
Obligations of state and political subdivisions	8,417,253	8,417,253		8,417,253
Corporate debt securities	341,869	341,869		341,869

Total fixed maturity investments	10,208,777	10,208,777

Equity securities (excluding the hedge fund)	11,734,151	11,734,151	11,734,151
Hedge fund	1,454,301	1,454,301			1,454,301

Total equity securities	13,188,452	13,188,452

Total investments	$23,397,229	$23,397,229	$11,734,151	$10,208,777	$1,454,301

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

There were no transfers between Levels 1 and 2 during the quarter ended March 31, 2012 and the year ended December 31, 2011.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2012 and 2011:

	Hedge Fund Investment Three Months ended
	March 31, 2012	March 31, 2011
Balance classified as Level 3, beginning of period	$1,395,933	$1,484,884
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	58,368	18,219
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,454,301	$1,503,103

There were no transfers into or from the Level 3 hierarchy during the three months ended March 31, 2012 and 2011.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2012
Due in one year or less	$509,179	$512,228
Due after one year through five years	6,013,455	6,327,432
Due after five years through ten years	3,184,688	3,369,117
Due after ten years	—	—

Total	$9,707,322	$10,208,777

	Amortized Cost	Estimated Fair Value
As of December 31, 2011
Due in one year or less	$510,949	$516,938
Due after one year through five years	5,885,709	6,210,596
Due after five years through ten years	3,517,857	3,721,313
Due after ten years	—	—

Total	$9,914,515	$10,448,847

Information on sales and maturities of investments during the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Total proceeds on sales of available-for-sale securities	$1,284,200	$1,673,979
Total proceeds from maturities of fixed maturity investments	200,000	500,000
Gross gains on sales	673,282	843,007
Gross losses on sales	—	(26,239)
Impairment losses	(64,189)	—

Major categories of net interest and dividend income during the three months ended March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Interest earned:
Fixed maturity investments	$87,377	$88,982
Cash and cash equivalents	157	52
Dividends earned	39,673	42,512
Investment expenses	(31,941)	(36,202)

Net investment income	$95,266	$95,344

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$979,199	$215,081	$1,194,280
Total losses and expenses	$440,423	$671,469	$1,111,892
Segment income (loss)	$538,776	$(456,388)	$82,388
Identifiable assets	$—	$696,995	$696,995

	Three Months Ended March 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$957,558	$72,653	$1,030,211
Total losses and expenses	$396,107	$813,029	$1,209,136
Segment income (loss)	$561,451	$(740,376)	$(178,925)
Identifiable assets	$—	$730,015	$730,015

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2012, 593 phantom shares were granted arising from the dividends declared on the Company’s common shares. 79,466 phantom shares were outstanding at March 31, 2012.

The employees’ interest in the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015. The liability payable to the employees under this phantom share plan is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2015.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2012.

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

Certain statements contained in this Form 10-Q, including this MD&A section, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2011 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $979,199 and $215,081 for the three months ended March 31, 2012 compared to $957,558 and $72,653 for the three months ended March 31, 2011, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

VSC Payment

On July 22, 2009, the Company received a payment of $500,891 from FFG Insurance Company, formerly known as Virginia Surety Company (“VSC”), in satisfaction of certain recoveries not previously remitted by VSC under retrocession contracts between the Company and VSC for the years 1989 through 1993. The $500,891 payment was recorded as a decrease in losses and loss adjustment expenses for the year ended December 31, 2009. Following this payment, the Company initiated arbitration with VSC (the “Arbitration”) to seek additional recoveries in respect of unpaid losses, unpaid premiums, fees and interest. During the arbitration, VSC conceded that $25,785 in unpaid premiums was due and a payment was remitted to the Company. On October 8, 2011, the Company was formally awarded $289,514 as a result of the Arbitration’s final outcome. The award represented unpaid losses of $241,943, fees of $11,280 and interest of $36,291. The total net award of $315,299 from VSC was recorded as a decrease in losses and loss adjustment expenses in the third quarter of 2011.

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

OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We recorded net income of $82,388 during the first quarter of 2012 compared to a net loss of $178,925 for the same period in 2011. The net income recorded during the first quarter of 2012 was largely attributable to (1) net realized gains on investments, (2) increased net premiums and commission income earned and (3) the reduction in operating and management expenses, as discussed below in further detail. The net loss recorded during the first quarter of 2011 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned during the first quarter of 2012 were $176,821 compared to $45,490 during the first quarter of 2011, an increase of $131,331 or 288.7%. The net premiums earned during the quarters ended March 31, 2012 and 2011 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the continued successful marketing of the program by APSL.

For the quarters ended March 31, 2012 and 2011, we recorded commission income under the Agency Agreement of $214,944 and $72,609, respectively, an increase of $142,335 or 196.0%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded other income of $98,156 during the quarter ended March 31, 2012, which represents (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded for the quarter ended March 31, 2011.

We recorded net investment income of $95,266 for the quarter ended March 31, 2012 compared to $95,344 for the quarter ended March 31, 2011. The marginal decrease resulted from lower yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2012 compared to the same period of 2011, partially offset by the decrease in investment managers’ fees that resulted from the reduction in the amount of assets under management in the total investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.6% for the quarter ended March 31, 2012, compared to the 1.4% yield earned for the quarter ended March 31, 2011.

Sales of securities during the quarter ended March 31, 2012 resulted in realized gains on investments net of impairment of $609,093 compared to $816,768 during the quarter ended March 31, 2011, a decrease of $207,675 or 25.4%. The decrease in realized gains recorded in the first quarter of 2012 primarily related to decreased sales of equity securities in an unrealized gain position compared to 2011.

For the quarters ended March 31, 2012 and 2011, we recorded loss and loss adjustment expenses of $110,514 and $28,452, respectively, derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $176,821 and $45,490, respectively.

We recorded policy acquisition costs of $65,424 in the first quarter of 2012 compared to $16,831 for the same period in 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2012 and 2011 were 37% of the net premiums earned under the Reinsurance Agreement of $176,821 and 45,490.

We expensed operating and management expenses of $935,954 in the first quarter of 2012 compared to $1,163,853 for the same period in 2011, a decrease of $227,899 or 19.6%. The decline is largely attributable to (1) a reduction in professional and marketing expenses incurred by APSL during the quarter compared to 2011 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers and, (2) a reduction in legal expenses associated with the Arbitration during the quarter compared to the same quarter in 2011.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Three Months Ended March 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$979,199	$215,081	$1,194,280
Total losses and expenses	$440,423	$671,469	$1,111,892
Segment income (loss)	$538,776	$(456,388)	$82,388
Identifiable assets	$—	$696,995	$696,995

	Three Months Ended March 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$957,558	$72,653	$1,030,211
Total losses and expenses	$396,107	$813,029	$1,209,136
Segment income (loss)	$561,451	$(740,376)	$(178,925)
Identifiable assets	$—	$730,015	$730,015

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

As of March 31, 2012, our total investments were $23,397,229, an increase of $651,679, or 2.9%, from $22,745,550 at December 31, 2011. The increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities. The cash and cash equivalents balance increased from $904,485 at December 31, 2011 to $937,256 at March 31, 2012, an increase of $32,771 or 3.6%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $435,924 at December 31, 2011 to $280,418 at March 31, 2012, a decrease of $155,506 or 35.7%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2012 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at March 31, 2012 was 8.50:1, compared to a ratio of 8.25:1 at December 31, 2011.

The increase in total cash and investments at March 31, 2012, compared to December 31, 2011 resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $183,518. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $156,320 paid during the first quarter of 2012.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2012, the balance was $249,260 compared to $183,518 as of December 31, 2011. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2012, the balance was $0 compared to $86,685 as of December 31, 2011. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $146,226 at December 31, 2011 to $227,194 at March 31, 2012. The increase in deferred policy acquisition costs in 2012 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $291,153 at March 31, 2012, a decrease of 23.0% from December 31, 2011. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainer and (3) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,396,332 at December 31, 2011 to $1,138,051 at March 31, 2012, a decrease of $258,281 or 18.5%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the quarter ended March 31, 2012, no such transactions occurred. Through March 31, 2012, Investco had purchased 141,526 common shares from shareholders who had died or retired for a total purchase price of $3,860,345. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2012, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid a dividend of $0.25 per share during the first quarter of 2012, which amounted to total ordinary cash dividends of $170,905. The dividends paid during the first quarter of 2012 have been reduced by $14,585, which represents a write back of uncashed dividends issued prior to 2007 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $19.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.88% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $34.16 per share as of March 31, 2012. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2011 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 14, 2012	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012

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