Form 10-Q
period 2012-06-30
AMERINST INSURANCE GROUP LTD
filed 2012-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012.

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

As of August 1, 2012, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2012	As of December 31, 2011
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $9,787,181 and $9,914,515)	$10,320,450	$10,448,847
Equity securities, available for sale, at fair value (cost $7,543,711 and $7,574,686)	12,637,363	12,296,703

TOTAL INVESTMENTS	22,957,813	22,745,550
Cash and cash equivalents	753,542	904,485
Restricted cash and cash equivalents	236,071	435,924
Assumed reinsurance balances receivable	235,656	183,518
Accrued investment income	101,900	94,539
Property and equipment	648,207	745,784
Deferred policy acquisition costs	259,698	146,226
Prepaid expenses and other assets	488,829	378,257

TOTAL ASSETS	$25,681,716	$25,634,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,303,825	$1,043,443
Unearned premium	701,857	392,595
Assumed reinsurance balances payable	—	86,685
Accrued expenses and other liabilities	1,260,701	1,396,332

TOTAL LIABILITIES	$3,266,383	$2,919,055

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2012 and 2011: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	16,636,066	17,411,533
Accumulated other comprehensive income	5,626,921	5,256,349
Shares held by Subsidiary (308,560 and 311,633 shares) at cost	(7,130,200)	(7,235,200)

TOTAL SHAREHOLDERS’ EQUITY	22,415,333	22,715,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,681,716	$25,634,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
REVENUE
Net premiums earned	$453,272	$125,561	$276,451	$80,071
Commission income	405,576	144,345	190,632	71,736
Other income	98,156	—	—	—
Net investment income	207,120	212,825	111,854	117,481
Net realized gain on investments	612,028	1,316,139	2,935	499,371

TOTAL REVENUE	1,776,152	1,798,870	581,872	768,659

LOSSES AND EXPENSES
Losses and loss adjustment expenses	283,295	78,466	172,781	50,014
Policy acquisition costs	168,667	47,336	103,243	30,505
Operating and management expenses	1,943,337	2,267,158	1,007,383	1,103,305

TOTAL LOSSES AND EXPENSES	2,395,299	2,392,960	1,283,407	1,183,824

NET LOSS BEFORE TAX	(619,147)	(594,090)	(701,535)	(415,165)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(619,147)	$(594,090)	$(701,535)	$(415,165)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) arising during the period	982,600	1,044,193	(338,006)	370,973
Reclassification adjustment for (gain) included in net (loss)	(612,028)	(1,316,139)	(2,935)	(499,371)

OTHER COMPREHENSIVE INCOME (LOSS)	370,572	(271,946)	(340,941)	(128,398)

COMPREHENSIVE LOSS	$(248,575)	$(866,036)	$(1,042,476)	$(543,563)

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,411,533	$19,096,686	$17,337,601	$18,589,070
Net loss	(619,147)	(594,090)	(701,535)	(415,165)
Dividends	(156,320)	(289,178)	—	39,513

RETAINED EARNINGS, END OF PERIOD	$16,636,066	$18,213,418	$16,636,066	$18,213,418

Per share amounts
Basic and diluted loss	$(0.90)	$(0.85)	$(1.02)	$(0.60)

Dividends	$0.25	$0.47	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	687,321	698,031	685,157	697,361

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(950,825)	$(2,106,819)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	199,853	(48,796)
Purchases of property and equipment	—	(126,167)
Purchases of available-for-sale securities	(1,457,483)	(844,512)
Proceeds from sales of available-for-sale securities	1,513,832	3,047,595
Proceeds from redemptions of fixed maturity investments	500,000	—
Proceeds from maturities of fixed maturity investments	200,000	500,000

Net Cash provided by Investing Activities	956,202	2,528,120

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	(148,409)
Dividends paid	(156,320)	(289,178)

Net Cash used in Financing Activities	(156,320)	(437,587)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(150,943)	(16,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$904,485	$970,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$753,542	$954,411

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

New Accounting Pronouncements

(a) Adoption of New Accounting Standards

Fair Value Measurement and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), resulted in a common definition of fair value and common requirements for measurement and disclosure under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments have changed some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2012 and December 31, 2011 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2012
Fixed maturity investments:
U.S. government agency securities	$946,468	$17,477	$—	$963,945
Obligations of states and political subdivisions	8,510,692	521,262	(14,952)	9,017,002
Corporate debt securities	330,021	9,482	—	339,503

Total fixed maturity investments	9,787,181	548,221	(14,952)	10,320,450

Equity securities*	6,543,711	4,661,031	—	11,204,742
Hedge fund	1,000,000	432,621	—	1,432,621

Total equity securities	7,543,711	5,093,652	—	12,637,363

Total investments	$17,330,892	$5,641,873	$(14,952)	$22,957,813

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,446,223	$7,882	$—	$1,454,105
Obligations of states and political subdivisions	8,135,268	531,523	(1,257)	8,665,534
Corporate debt securities	333,024	—	(3,816)	329,208

Total fixed maturity investments	9,914,515	539,405	(5,073)	10,448,847

Equity securities*	6,574,686	4,360,802	(34,718)	10,900,770
Hedge fund	1,000,000	395,933	—	1,395,933

Total equity securities	7,574,686	4,756,735	(34,718)	12,296,703

Total investments	$17,489,201	$5,296,140	$(39,791)	$22,745,550

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	570,849	(14,952)	570,849	(14,952)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	570,849	(14,952)	570,849	(14,952)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$570,849	$(14,952)	$570,849	$(14,952)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	200,046	(1,257)	200,046	(1,257)
Corporate debt securities	—	—	329,208	(3,816)	329,208	(3,816)

Total fixed maturity investments	—	—	529,254	(5,073)	529,254	(5,073)

Equity securities	—	—	864,871	(34,718)	864,871	(34,718)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	864,871	(34,718)	864,871	(34,718)

Total investments	$—	$—	$1,394,125	$(39,791)	$1,394,125	$(39,791)

As of June 30, 2012 and December 31, 2011, there were one and four securities in an unrealized loss position with an estimated fair value of $570,849 and $1,394,125, respectively. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of June 30, 2012 and December 31, 2011, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2012, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2012 and December 31, 2011, relating to one and two fixed maturity securities and none and two equity securities, amounted to $14,952 and $39,791, respectively. This decrease was attributable to equity securities which we determined were not other than temporarily impaired based on the process described above. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2012, the Company recorded a total other-than-temporary impairment charge of $165,611 and $101,422, respectively, on two equity securities, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the six months and three months ended June 30, 2011.

Fair Value of Investments

Under existing U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of FASB’s Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2012 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2011. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2012 and December 31, 2011:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2012
U.S. government agency securities	$963,945	$963,945	$—	$963,945	$—
Obligations of state and political subdivisions	9,017,002	9,017,002		9,017,002
Corporate debt securities	339,503	339,503		339,503

Total fixed maturity investments	10,320,450	10,320,450

Equity securities (excluding the hedge fund)	11,204,742	11,204,742	11,204,742
Hedge fund	1,432,621	1,432,621			1,432,621

Total equity securities	12,637,363	12,637,363

Total investments	$22,957,813	$22,957,813	$11,204,742	$10,320,450	$1,432,621

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2012 and the year ended December 31, 2011.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2012 and 2011:

	Hedge Fund Investment Six Months ended
	June 30, 2012	June 30, 2011
Balance classified as Level 3, beginning of period	$1,395,933	$1,484,884
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	36,688	21,525
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,432,621	$1,506,409

There were no transfers into or from the Level 3 hierarchy during the six months ended June 30, 2012 and 2011.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2012 and 2011:

	Hedge Fund Investment Three Months ended
	June 30, 2012	June 30, 2011
Balance classified as Level 3, beginning of period	$1,454,301	$1,503,103
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	(21,680)	3,306
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,432,621	$1,506,409

There were no transfers into or from the Level 3 hierarchy during the three months ended June 30, 2012 and 2011.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2012
Due in one year or less	$1,088,797	$1,104,780
Due after one year through five years	4,928,044	5,210,360
Due after five years through ten years	3,770,340	4,005,310
Due after ten years	—	—

Total	$9,787,181	$10,320,450

	Amortized Cost	Estimated Fair Value
As of December 31, 2011
Due in one year or less	$510,949	$516,938
Due after one year through five years	5,885,709	6,210,596
Due after five years through ten years	3,517,857	3,721,313
Due after ten years	—	—

Total	$9,914,515	$10,448,847

Information on sales and maturities of investments during the six months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Total proceeds on sales of available-for-sale securities	$1,513,832	$3,047,595
Proceeds from redemptions of fixed maturity investments	500,000	—
Total proceeds from maturities of fixed maturity investments	200,000	500,000
Gross gains on sales	777,639	1,342,378
Gross losses on sales	—	(26,239)
Impairment losses	(165,611)	—

Information on sales and maturities of investments during the three months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Total proceeds on sales of available-for-sale securities	$229,632	$1,373,616
Proceeds from redemptions of fixed maturity investments	500,000	—
Total proceeds from maturities of fixed maturity investments	—	—
Gross gains on sales	104,357	499,371
Gross losses on sales	—	—
Impairment losses	(101,422)	—

Major categories of net interest and dividend income during the six months ended June 30, 2012 and 2011 are summarized as follows:

	June 30, 2012	June 30, 2011
Interest earned:
Fixed maturity investments	$174,355	$174,247
Cash and cash equivalents	325	190
Dividends earned	97,297	109,982
Investment expenses	(64,857)	(71,594)

Net investment income	$207,120	$212,825

Major categories of net interest and dividend income during the three months ended June 30, 2012 and 2011 are summarized as follows:

	June 30, 2012	June 30, 2011
Interest earned:
Fixed maturity investments	$86,978	$85,265
Cash and cash equivalents	168	138
Dividends earned	57,624	67,470
Investment expenses	(32,916)	(35,392)

Net investment income	$111,854	$117,481

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,370,328	$405,824	$1,776,152
Total losses and expenses	1,126,450	1,268,849	2,395,299
Segment income (loss)	$243,878	$(863,025)	$(619,147)
Identifiable assets	$—	$648,207	$648,207

	Six Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,654,442	$144,428	$1,798,870
Total losses and expenses	908,525	1,484,435	2,392,960
Segment income (loss)	$745,917	$(1,340,007)	$(594,090)
Identifiable assets	$—	$842,397	$842,397

The tables below summarize the results of our operating segments for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$391,129	$190,743	$581,872
Total losses and expenses	686,027	597,380	1,283,407
Segment loss	$(294,898)	$(406,637)	$(701,535)
Identifiable assets	$—	$648,207	$648,207

	Three Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$696,884	$71,775	$768,659
Total losses and expenses	512,418	671,406	1,183,824
Segment income (loss)	$184,466	$(599,631)	$(415,165)
Identifiable assets	$—	$842,397	$842,397

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2012, no phantom shares were granted since no dividends were declared on the Company’s common shares. During the six months ended June 30, 2012, 593 phantom shares were granted arising from the dividends declared on the Company’s common shares. 79,466 phantom shares were outstanding at June 30, 2012.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2012.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $1,370,328 and $405,824 for the six months ended June 30, 2012 compared to $1,654,442 and $144,428 for the six months ended June 30, 2011, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

OPERATIONS

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We recorded a net loss of $619,147 during the six months ended June 30, 2012 compared to a net loss of $594,090 for the same period in 2011. The net loss recorded during the six months ended June 30, 2012 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments and other income, as discussed below in further detail. The net loss recorded during the six months ended June 30, 2011 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned for the six months ended June 30, 2012 were $453,272 compared to $125,561 for the six months ended June 30, 2011, an increase of $327,711 or 261.0%. The net premiums earned during the six months ended June 30, 2012 and 2011 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the continued successful marketing of the program by APSL.

During the six months ended June 30, 2012 and 2011, we recorded commission income under the Agency Agreement of $405,576 and $144,345, respectively, an increase of $261,231 or 181.0%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded other income of $98,156 during the six months ended June 30, 2012, which represents (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded for the six months ended June 30, 2011.

We recorded net investment income of $207,120 during the six months ended June 30, 2012 compared to $212,825 for the six months ended June 30, 2011. The marginal decline in net investment income is due to the reduction in the investment portfolio due to sales of certain equity securities. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.7% for the six months ended June 30, 2012, compared to the 1.6% yield earned for the six months ended June 30, 2011.

Sales of securities during the six months ended June 30, 2012 resulted in realized gains on investments net of impairment of $612,028 compared to $1,316,139 during the six months ended June 30, 2011, a decrease of $704,111 or 53.4%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2011 and to other-than-temporary impairment charges recorded during the six months ended June 30, 2012 in the amount of $165,611. No other-than-temporary impairment charges were recorded during the six months ended June 30, 2011.

For the six months ended June 30, 2012 and 2011, we recorded loss and loss adjustment expenses of $283,295 and $78,466, respectively, derived by multiplying our estimated loss ratio of 62.5% by the net premiums earned under the Reinsurance Agreement of $453,272 and $125,561, respectively.

We recorded policy acquisition costs of $168,667 during the six months ended June 30, 2012 compared to $47,336 for the same period in 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2012 and 2011 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $453,272 and $125,561, respectively.

We expensed operating and management expenses of $1,943,337 for the six months ended June 30, 2012 compared to $2,267,158 for the same period in 2011, a decrease of $323,821 or 14.3%. The decline is largely attributable to (1) a reduction in professional and marketing expenses incurred by APSL during the six months to June 30, 2012 compared to 2011 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers and, (2) a reduction in legal expenses associated with the Arbitration during the six months ended June 30, 2012 compared to the same period in 2011.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Six Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,370,328	$405,824	$1,776,152
Total losses and expenses	1,126,450	1,268,849	2,395,299
Segment income (loss)	$243,878	$(863,025)	$(619,147)
Identifiable assets	$—	$648,207	$648,207

	Six Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,654,442	$144,428	$1,798,870
Total losses and expenses	908,525	1,484,435	2,392,960
Segment income (loss)	$745,917	$(1,340,007)	$(594,090)
Identifiable assets	$—	$842,397	$842,397

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We recorded a net loss of $701,535 during the second quarter of 2012 compared to a net loss of $415,165 for the same period in 2011. The net loss recorded during the second quarter of 2012 was largely attributable to operating and management expenses incurred by APSL, partially offset by net premiums earned under the Reinsurance Agreement and commission income recorded under the Agency Agreement. The net loss recorded during the second quarter of 2011 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments.

Our net premiums earned during the second quarter of 2012 were $276,451 compared to $80,071 during the second quarter of 2011, an increase of $196,380 or 245.3%. The net premiums earned during the quarters ended June 30, 2012 and 2011 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the continued successful marketing of the program by APSL.

For the quarters ended June 30, 2012 and 2011, we recorded commission income under the Agency Agreement of $190,632 and $71,736, respectively, an increase of $118,896 or 165.7%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded net investment income of $111,854 for the quarter ended June 30, 2012 compared to $117,481 for the quarter ended June 30, 2011. The marginal decline in net investment income is due to the reduction in the investment portfolio due to sales of certain equity securities. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.8% for the quarter ended June 30, 2012, compared to the 1.8% yield earned for the quarter ended June 30, 2011.

Sales of securities during the quarter ended June 30, 2012 resulted in realized gains on investments net of impairment of $2,935 compared to $499,371 during the quarter ended June 30, 2011, a decrease of $496,436 or 99.4%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2011 and to other-than-temporary impairment charges recorded during the three months ended June 30, 2012 in the amount of $101,422. No other-than-temporary impairment charges were recorded during the three months ended June 30, 2011.

For the quarters ended June 30, 2012 and 2011, we recorded loss and loss adjustment expenses of $172,781 and $50,014, respectively, derived by multiplying our estimated loss ratio of 62.5% by the net premiums earned under the Reinsurance Agreement of $276,451 and $80,071, respectively.

We recorded policy acquisition costs of $103,243 in the second quarter of 2012 compared to $30,505 for the same period in 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2012 and 2011 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $276,451 and $80,071, respectively.

We expensed operating and management expenses of $1,007,383 in the second quarter of 2012 compared to $1,103,305 for the same period in 2011, a decrease of $95,922 or 8.7%. The decline is largely attributable to (1) a reduction in professional and marketing expenses incurred by APSL during the quarter compared to 2011 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers and, (2) a reduction in legal expenses associated with the Arbitration during the quarter compared to the same period in 2011.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Three Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$391,129	$190,743	$581,872
Total losses and expenses	686,027	597,380	1,283,407
Segment loss	$(294,898)	$(406,637)	$(701,535)
Identifiable assets	$—	$648,207	$648,207

	Three Months Ended June 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$696,884	$71,775	$768,659
Total losses and expenses	512,418	671,406	1,183,824
Segment income (loss)	$184,466	$(599,631)	$(415,165)
Identifiable assets	$—	$842,397	$842,397

FINANCIAL CONDITION

As of June 30, 2012, our total investments were $22,957,813, an increase of $212,263, or 0.9%, from $22,745,550 at December 31, 2011. The increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities. The cash and cash equivalents balance decreased from $904,485 at December 31, 2011 to $753,542 at June 30, 2012, a decrease of $150,943 or 16.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $435,924 at December 31, 2011 to $236,071 at June 30, 2012, a decrease of $199,853 or 45.8%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2012 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at June 30, 2012 was 7.33:1, compared to a ratio of 8.25:1 at December 31, 2011.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2012, the balance was $235,656 compared to $183,518 as of December 31, 2011. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2012, the balance was $0 compared to $86,685 as of December 31, 2011. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $146,226 at December 31, 2011 to $259,698 at June 30, 2012. The increase in deferred policy acquisition costs in 2012 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $488,829 at June 30, 2012, an increase of 29.2% from December 31, 2011. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer and (3) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to the directors’ retainer payments made in May 2012 relating to the period from June 1, 2012 to May 31, 2013.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,396,332 at December 31, 2011 to $1,260,701 at June 30, 2012, a decrease of $135,631 or 9.7%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash and investments decreased from $24,085,959 at December 31, 2011 to $23,947,426 at June 30, 2012, a decrease of $138,533 or 0.6%. The net decrease resulted primarily from net cash outflows to fund the operations of APSL and dividends of $156,320 paid during the first quarter of 2012. These cash outflows were partially offset by the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $422,602.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the six months and three months ended June 30, 2012, no such transactions occurred. Through June 30, 2012, Investco had purchased 141,526 common shares from shareholders who had died or retired for a total purchase price of $3,860,345. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2012, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid a dividend of $0.25 per share during the first quarter of 2012, which amounted to total ordinary cash dividends of $170,905. The dividends paid during the first quarter of 2012 have been reduced by $14,585, which represents a write back of uncashed dividends issued prior to 2007 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $19.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.70% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.64 per share as of June 30, 2012. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document