Form 10-Q
period 2012-09-30
AMERINST INSURANCE GROUP LTD
filed 2012-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012.

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

As of November 1, 2012, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2012	As of December 31, 2011
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $7,853,501 and $9,914,515)	$8,222,018	$10,448,847
Equity securities, available for sale, at fair value (cost $7,212,486 and $7,574,686)	12,840,652	12,296,703

TOTAL INVESTMENTS	21,062,670	22,745,550
Cash and cash equivalents	1,002,060	904,485
Restricted cash and cash equivalents	2,318,808	435,924
Assumed reinsurance balances receivable	283,775	183,518
Accrued investment income	88,599	94,539
Property and equipment	599,418	745,784
Deferred policy acquisition costs	251,294	146,226
Prepaid expenses and other assets	269,316	378,257

TOTAL ASSETS	$25,875,940	$25,634,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,489,900	$1,043,443
Unearned premium	679,144	392,595
Assumed reinsurance balances payable	—	86,685
Accrued expenses and other liabilities	1,144,699	1,396,332

TOTAL LIABILITIES	$3,313,743	$2,919,055

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2012 and 2011: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	16,413,168	17,411,533
Accumulated other comprehensive income	5,996,683	5,256,349
Shares held by Subsidiary (308,560 and 311,633 shares) at cost	(7,130,200)	(7,235,200)

TOTAL SHAREHOLDERS’ EQUITY	22,562,197	22,715,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,875,940	$25,634,283

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
REVENUE
Net premiums earned	$878,616	$221,844	$425,344	$96,283
Commission income	615,239	235,874	209,663	91,529
Other income	98,156	—	—	—
Net investment income	299,256	308,953	92,136	96,128
Net realized gain on investments	1,106,299	1,400,792	494,271	84,653

TOTAL REVENUE	2,997,566	2,167,463	1,221,414	368,593

LOSSES AND EXPENSES
Losses and loss adjustment expenses (recoveries)	526,614	(170,078)	243,319	(248,544)
Policy acquisition costs	313,073	85,818	144,406	38,482
Operating and management expenses	2,828,252	3,179,022	884,915	911,864

TOTAL LOSSES AND EXPENSES	3,667,939	3,094,762	1,272,640	701,802

NET LOSS BEFORE TAX	(670,373)	(927,299)	(51,226)	(333,209)
Income tax expense	—	—	—	—

NET LOSS AFTER TAX	$(670,373)	$(927,299)	$(51,226)	$(333,209)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) arising during the period	1,846,633	(696,544)	864,033	(1,740,737)
Reclassification adjustment for (gain) included in net (loss)	(1,106,299)	(1,400,792)	(494,271)	(84,653)

OTHER COMPREHENSIVE INCOME (LOSS)	740,334	(2,097,336)	369,762	(1,825,390)

COMPREHENSIVE INCOME (LOSS)	$69,961	$(3,024,635)	$318,536	$(2,158,599)

RETAINED EARNINGS, BEGINNING OF PERIOD	$17,411,533	$19,096,686	$16,636,066	$18,213,418
Net loss	(670,373)	(927,299)	(51,226)	(333,209)
Dividends	(327,992)	(615,993)	(171,672)	(326,815)

RETAINED EARNINGS, END OF PERIOD	$16,413,168	$17,553,394	$16,413,168	$17,553,394

Per share amounts
Basic and diluted loss	$(0.98)	$(1.33)	$(0.07)	$(0.48)

Dividends	$0.50	$0.94	$0.25	$0.47

Weighted average number of shares outstanding for the entire period (for basic and diluted)	685,157	697,361	686,693	695,350

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,198,510)	$(2,671,669)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(1,882,884)	29,137
Purchases of property and equipment	—	(78,343)
Purchases of available-for-sale securities	(2,689,710)	(1,562,478)
Proceeds from sales of available-for-sale securities	4,996,671	4,338,292
Proceeds from redemptions of fixed maturity investments	1,000,000	—
Proceeds from maturities of fixed maturity investments	200,000	500,000

Net Cash provided by Investing Activities	1,624,077	3,226,608

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	(148,409)
Dividends paid	(327,992)	(289,178)

Net Cash used in Financing Activities	(327,992)	(437,587)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,575	117,352
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$904,485	$970,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,002,060	$1,088,049

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2012 and December 31, 2011 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2012
Fixed maturity investments:
U.S. government agency securities	$446,591	$18,466	$—	$465,057
Obligations of states and political subdivisions	7,078,407	345,447	(13,252)	7,410,602
Corporate debt securities	328,503	17,856	—	346,359

Total fixed maturity investments	7,853,501	381,769	(13,252)	8,222,018

Equity securities*	6,212,486	5,181,647	—	11,394,133
Hedge fund	1,000,000	446,519	—	1,446,519

Total equity securities	7,212,486	5,628,166	—	12,840,652

Total investments	$15,065,987	$6,009,935	$(13,252)	$21,062,670

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,446,223	$7,882	$—	$1,454,105
Obligations of states and political subdivisions	8,135,268	531,523	(1,257)	8,665,534
Corporate debt securities	333,024	—	(3,816)	329,208

Total fixed maturity investments	9,914,515	539,405	(5,073)	10,448,847

Equity securities*	6,574,686	4,360,802	(34,718)	10,900,770
Hedge fund	1,000,000	395,933	—	1,395,933

Total equity securities	7,574,686	4,756,735	(34,718)	12,296,703

Total investments	$17,489,201	$5,296,140	$(39,791)	$22,745,550

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	1,168,797	(13,252)	1,168,797	(13,252)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	1,168,797	(13,252)	1,168,797	(13,252)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$1,168,797	$(13,252)	$1,168,797	$(13,252)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	200,046	(1,257)	200,046	(1,257)
Corporate debt securities	—	—	329,208	(3,816)	329,208	(3,816)

Total fixed maturity investments	—	—	529,254	(5,073)	529,254	(5,073)

Equity securities	—	—	864,871	(34,718)	864,871	(34,718)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	864,871	(34,718)	864,871	(34,718)

Total investments	$—	$—	$1,394,125	$(39,791)	$1,394,125	$(39,791)

As of September 30, 2012 and December 31, 2011, there were four securities in an unrealized loss position with an estimated fair value of $1,168,797 and $1,394,125, respectively. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of September 30, 2012 and December 31, 2011, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2012, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2012 and December 31, 2011, relating to four and two fixed maturity securities and none and two equity securities, amounted to $13,252 and $39,791, respectively. This decrease was attributable to equity securities which we determined were not other than temporarily impaired based on the process described above. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months and three months ended September 30, 2012, the Company recorded a total other-than-temporary impairment charge of $198,579 and $32,968 on three equity securities and one equity security, respectively, as a result of the decline in fair value below cost. During the nine months and three months ended September 30, 2011, the Company recorded a total other-than-temporary impairment charge of $152,450 on two equity securities, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2012 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2011. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2012 and December 31, 2011:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
U.S. government agency securities	$465,057	$465,057	$—	$465,057	$—
Obligations of state and political subdivisions	7,410,602	7,410,602		7,410,602
Corporate debt securities	346,359	346,359		346,359

Total fixed maturity investments	8,222,018	8,222,018

Equity securities (excluding the hedge fund)	11,394,133	11,394,133	11,394,133
Hedge fund	1,446,519	1,446,519			1,446,519

Total equity securities	12,840,652	12,840,652

Total investments	$21,062,670	$21,062,670	$11,394,133	$8,222,018	$1,446,519

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2012 and the year ended December 31, 2011.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2012 and 2011:

	Hedge Fund Investment Nine Months ended
	September 30, 2012	September 30, 2011
Balance classified as Level 3, beginning of period	$1,395,933	$1,484,884
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	50,586	(47,218)
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,446,519	$1,437,666

There were no transfers into or from the Level 3 category during the nine months ended September 30, 2012 and 2011.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2012 and 2011:

	Hedge Fund Investment Three Months ended
	September 30, 2012	September 30, 2011
Balance classified as Level 3, beginning of period	$1,432,621	$1,506,409
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	13,898	(68,743)
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,446,519	$1,437,666

There were no transfers into or from the Level 3 category during the three months ended September 30, 2012 and 2011.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2012 and December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2012
Due in one year or less	$1,587,212	$1,610,417
Due after one year through five years	3,413,787	3,629,319
Due after five years through ten years	2,852,502	2,982,282
Due after ten years	—	—

Total	$7,853,501	$8,222,018

	Amortized Cost	Estimated Fair Value
As of December 31, 2011
Due in one year or less	$510,949	$516,938
Due after one year through five years	5,885,709	6,210,596
Due after five years through ten years	3,517,857	3,721,313
Due after ten years	—	—

Total	$9,914,515	$10,448,847

Information on sales and maturities of investments during the nine months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Total proceeds on sales of available-for-sale securities	$4,996,671	$4,338,292
Proceeds from redemptions of fixed maturity investments	1,000,000	—
Total proceeds from maturities of fixed maturity investments	200,000	500,000
Gross gains on sales	1,304,878	1,565,380
Gross losses on sales	—	(12,138)
Impairment losses	(198,579)	(152,450)

Information on sales and maturities of investments during the three months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Total proceeds on sales of available-for-sale securities	$3,482,839	$1,290,697
Proceeds from redemptions of fixed maturity investments	500,000	—
Total proceeds from maturities of fixed maturity investments	—	—
Gross gains on sales	527,239	249,241
Gross losses on sales	—	(12,138)
Impairment losses	(32,968)	(152,450)

Major categories of net interest and dividend income during the nine months ended September 30, 2012 and 2011 are summarized as follows:

	September 30, 2012	September 30, 2011
Interest earned:
Fixed maturity investments	$259,794	$258,828
Cash and cash equivalents	463	259
Dividends earned	135,611	155,994
Investment expenses	(96,612)	(106,128)

Net investment income	$299,256	$308,953

Major categories of net interest and dividend income during the three months ended September 30, 2012 and 2011 are summarized as follows:

	September 30, 2012	September 30, 2011
Interest earned:
Fixed maturity investments	$85,439	$84,581
Cash and cash equivalents	138	69
Dividends earned	38,314	46,012
Investment expenses	(31,755)	(34,534)

Net investment income	$92,136	$96,128

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,381,972	$615,594	$2,997,566
Total losses and expenses	1,811,075	1,856,864	3,667,939
Segment income (loss)	$570,897	$(1,241,270)	$(670,373)
Identifiable assets	$—	$599,418	$599,418

	Nine Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,931,448	$236,015	$2,167,463
Total losses and expenses	994,895	2,099,867	3,094,762
Segment income (loss)	$936,553	$(1,863,852)	$(927,299)
Identifiable assets	$—	$794,573	$794,573

The tables below summarize the results of our operating segments for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,011,644	$209,770	$1,221,414
Total losses and expenses	684,625	588,015	1,272,640
Segment income (loss)	$327,019	$(378,245)	$(51,226)
Identifiable assets	$—	$599,418	$599,418

	Three Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$277,006	$91,587	$368,593
Total losses and expenses	86,370	615,432	701,802
Segment income (loss)	$190,636	$(523,845)	$(333,209)
Identifiable assets	$—	$794,573	$794,573

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months and nine months ended September 30, 2012, 609 and 1,202 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 80,074 phantom shares were outstanding at September 30, 2012.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2012.

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

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly-owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $2,381,972 and $615,594 for the nine months ended September 30, 2012 compared to $1,931,448 and $236,015 for the nine months ended September 30, 2011, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provided primary accounting functions to APSL through August 1, 2012. Subsequent to August 1, 2012 accounting functions were provided by an independent contractor, L. Carlson Consulting, Inc., although a formal contract between APSL and L. Carlson Consulting, Inc. was not in place until October 12, 2012. While the contract with L. Carlson Consulting, Inc., has no ending date, it can be terminated by either party upon 30 days written notice. Mowery & Schoenfeld, LLC, will continue to provide accounting and tax advisory services through the year-ended December 31, 2012 pursuant to its letter of understanding dated February 20, 2012.

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

OPERATIONS

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

We incurred a net loss of $670,373 during the nine months ended September 30, 2012 compared to a net loss of $927,299 for the same period in 2011. The net loss incurred during the nine months ended September 30, 2012 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by (1) net realized gains on investments, (2) net premiums earned under the Reinsurance Agreement, (3) commission income earned under the Agency Agreement, and (4) other income, as discussed below in further detail. The net loss incurred during the nine months ended September 30, 2011 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration.

Our net premiums earned for the nine months ended September 30, 2012 were $878,616 compared to $221,844 for the nine months ended September 30, 2011, an increase of $656,772 or 296.1%. The net premiums earned during the nine months ended September 30, 2012 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $842,582 and to revisions to CAMICO premium estimates for prior years in the amounts of $36,034. The net premiums earned during the nine months ended September 30, 2011 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $232,368 and to revisions to CAMICO premium estimates for prior years in the amount of $(10,524). The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the continued successful marketing of the program by APSL.

During the nine months ended September 30, 2012 and 2011, we recorded commission income under the Agency Agreement of $615,239 and $235,874, respectively, an increase of $379,365 or 160.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded other income of $98,156 during the nine months ended September 30, 2012, which represents (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded for the nine months ended September 30, 2011.

We recorded net investment income of $299,256 during the nine months ended September 30, 2012 compared to $308,953 for the nine months ended September 30, 2011. The marginal decline in net investment income was due to the reduction in the investment portfolio due to sales of certain equity securities. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.6% for the nine months ended September 30, 2012, similar to the 1.6% yield earned for the nine months ended September 30, 2011.

Sales of securities during the nine months ended September 30, 2012 resulted in realized gains on investments net of impairment of $1,106,299 compared to $1,400,792 during the nine months ended September 30, 2011, a decrease of $294,493 or 21.0%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2011.

For the nine months ended September 30, 2012, we recorded loss and loss adjustment expenses of $526,614 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $842,582. For the nine months ended September 30, 2011, we recorded loss and loss adjustment recoveries of $170,078 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses of $145,221 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $232,368.

We recorded policy acquisition costs of $313,073 during the nine months ended September 30, 2012 compared to $85,818 for the same period in 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2012 were approximately 37% of the premiums earned under the Reinsurance Agreement of $842,582 plus some immaterial policy acquisition costs that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above. The policy acquisition costs recorded during the nine months ended September 30, 2011 were approximately 37% of the premiums earned under the Reinsurance Agreement of $232,368, net of policy acquisition recoveries in the amount of $1,192 that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above.

We expensed operating and management expenses of $2,828,252 for the nine months ended September 30, 2012 compared to $3,179,022 for the same period in 2011, a decrease of $350,770 or 11.0%. The decline is largely attributable to (1) a reduction in professional and marketing expenses incurred by APSL during the nine months to September 30, 2012 compared to 2011 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers and, (2) a reduction in legal expenses associated with the Arbitration during the nine months ended September 30, 2012 compared to the same period in 2011.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Nine Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,381,972	$615,594	$2,997,566
Total losses and expenses	1,811,075	1,856,864	3,667,939
Segment income (loss)	$570,897	$(1,241,270)	$(670,373)
Identifiable assets	$—	$599,418	$599,418

	Nine Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,931,448	$236,015	$2,167,463
Total losses and expenses	994,895	2,099,867	3,094,762
Segment income (loss)	$936,553	$(1,863,852)	$(927,299)
Identifiable assets	$—	$794,573	$794,573

Three months ended September 30, 2012 compared to three months ended September 30, 2011

We incurred a net loss of $51,226 during the third quarter of 2012 compared to a net loss of $333,209 for the same period in 2011. The net loss incurred during the third quarter of 2012 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by (1) net realized gains on investments, (2) net premiums earned under the Reinsurance Agreement and (3) commission income earned under the Agency Agreement. The net loss incurred during the third quarter of 2011 was largely attributable to operating and management expenses incurred by APSL, partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration.

Our net premiums earned during the third quarter of 2012 were $425,344 compared to $96,283 during the third quarter of 2011, an increase of $329,061 or 341.8%. The net premiums earned during the quarter ended September 30, 2012 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $389,310 and to revisions to CAMICO premium estimates for prior years in the amount of $36,034. The net premiums earned during the quarter ended September 30, 2011 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $106,807 and to revisions to CAMICO premium estimates for prior years in the amount of $(10,524). The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the continued successful marketing of the program by APSL.

For the quarters ended September 30, 2012 and 2011, we recorded commission income under the Agency Agreement of $209,663 and $91,529, respectively, an increase of $118,134 or 129.1%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded net investment income of $92,136 for the quarter ended September 30, 2012 compared to $96,128 for the quarter ended September 30, 2011. The marginal decline in net investment income is due to the reduction in the investment portfolio due to sales of certain equity securities. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.5% for the quarter ended September 30, 2012, similar to the 1.5% yield earned for the quarter ended September 30, 2011.

Sales of securities during the quarter ended September 30, 2012 resulted in realized gains on investments net of impairment of $494,271 compared to $84,653 during the quarter ended September 30, 2011, an increase of $409,618. The increase in realized gains primarily related to increased sales of fixed income securities in an unrealized gain position compared to 2011 and to the decrease in other-than-temporary impairment charges compared to 2011.

For the quarters ended September 30, 2012, we recorded loss and loss adjustment expenses of $243,319 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $389,310. For the quarter ended September 30, 2011, we recorded loss and loss adjustment recoveries of $248,544 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses of $66,755 derived by multiplying our estimated loss ratio of 62.5% and the premiums earned under the Reinsurance Agreement of $106,807.

We recorded policy acquisition costs of $144,406 in the third quarter of 2012 compared to $38,482 for the same period in 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2012 were approximately 37% of the premium earned under the Reinsurance Agreement of $389,310 plus some immaterial policy acquisition costs that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above. The policy acquisition costs recorded during the third quarter of 2011 were approximately 37% of the premium earned under the Reinsurance Agreement of $106,807, net of policy acquisition recoveries in the amount of $1,192 that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above.

We expensed operating and management expenses of $884,915 in the third quarter of 2012 compared to $911,864 for the same period in 2011, a decrease of $26,949 or 3.0%. The decline is largely attributable to (1) a reduction in professional and marketing expenses incurred by APSL during the quarter compared to 2011 as a result of APSL bringing in-house most of its marketing and promotional work and reducing its reliance on third party contractors and service providers and, (2) a reduction in legal expenses associated with the Arbitration during the quarter compared to the same period in 2011.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Three Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,011,644	$209,770	$1,221,414
Total losses and expenses	684,625	588,015	1,272,640
Segment income (loss)	$327,019	$(378,245)	$(51,226)
Identifiable assets	$—	$599,418	$599,418

	Three Months Ended September 30, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$277,006	$91,587	$368,593
Total losses and expenses	86,370	615,432	701,802
Segment income (loss)	$190,636	$(523,845)	$(333,209)
Identifiable assets	$—	$794,573	$794,573

FINANCIAL CONDITION

As of September 30, 2012, our total investments were $21,062,670, a decrease of $1,682,880, or 7.4%, from $22,745,550 at December 31, 2011. The decrease was primarily due to the sales of certain equity and fixed income securities. The cash and cash equivalents balance increased from $904,485 at December 31, 2011 to $1,002,060 at September 30, 2012, an increase of $97,575 or 10.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $435,924 at December 31, 2011 to $2,318,808 at September 30, 2012, an increase of $1,882,884. The increase is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2012 that have not yet been reinvested. The ratio of cash and total investments to total liabilities at September 30, 2012 was 7.36:1, compared to a ratio of 8.25:1 at December 31, 2011.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2012, the balance was $283,755 compared to $183,518 as of December 31, 2011. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement and to revisions to the CAMICO premium estimates for prior years as noted above.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $146,226 at December 31, 2011 to $251,294 at September 30, 2012. The increase in deferred policy acquisition costs in 2012 was primarily due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $269,316 at September 30, 2012, a decrease of 28.8% from December 31, 2011. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer and (3) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,396,332 at December 31, 2011 to $1,144,699 at September 30, 2012, a decrease of $251,633 or 18.0%. The decrease in the balance was attributable to a reduction in expenses accrued in relation to professional fees. This balance fluctuates due to the timing of the payments.

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

Total cash and investments increased from $24,085,959 at December 31, 2011 to $24,383,538 at September 30, 2012, an increase of $297,579 or 1.2%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $585,656. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $327,992 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the nine months and three months ended September 30, 2012, no such transactions occurred. Through September 30, 2012, Investco had purchased 141,526 common shares from shareholders who had died or retired for a total purchase price of $3,860,345. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2012, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first and third quarters of 2012, which amounted to total ordinary cash dividends of $170,905 and $171,672, respectively. The dividends paid in 2012 have been reduced by $14,585, which represents a write back of uncashed dividends issued prior to 2007 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $19.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.68% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.86 per share as of September 30, 2012. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 14, 2012	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012

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