Form 10-K
period 2012-12-31
AMERINST INSURANCE GROUP LTD
filed 2013-03-28
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2013, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $22,415,333 based on book value as of June 30, 2012.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 5, 2013	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2012

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

•

the continued execution of our business plan without a significant depletion of our cash resources, the maintenance of sufficient capital levels and the retention of our current A.M. Best financial strength rating of “A-” (Excellent);

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $3,373,308 and $856,085 for the year ended December 31, 2012 compared to $2,601,937 and $388,717 for the year ended December 31, 2011, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Attorneys’ Professional Liability Coverage

On January 1, 2003, we entered into a 15% participation of Professionals Direct Insurance Company’s (“PDIC”) attorneys’ professional liability first excess cover. This participation terminated on December 31, 2003. The final reported claim was closed during 2011. Although we no longer anticipate any claims, we may be liable for further claims related to this period of coverage.

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2013 and ending December 31, 2013. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

Mowery & Schoenfeld, LLC, an accounting firm affiliated with a former director and chairman emeritus, provided primary accounting functions to APSL through August 1, 2012. Subsequent to August 1, 2012 accounting functions were provided by an independent contractor, L. Carlson Consulting, Inc., although a formal contract between APSL and L. Carlson Consulting, Inc. was not in place until October 12, 2012. While the contract with L. Carlson Consulting, Inc., has no ending date, it can be terminated by either party upon 30 days written notice. Mowery & Schoenfeld, LLC, continued to provide accounting and tax advisory services through the year-ended December 31, 2012 pursuant to its letter of understanding dated February 20, 2012.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys; for accountants, the insurance companies primarily are CNA and CAMICO. In the lawyers area, there are several competitors including CNA, Hanover, Travelers, Darwin and State Bar programs.

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

AmerInst, through its wholly owned subsidiary, AMIC Ltd., is subject to regulation under the insurance laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

APSL, a Delaware corporation, subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms has received regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (x) $1,000,000, (y) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, or (z) 15% of loss reserves; (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements prepared in accordance with U.S. GAAP or IFRS, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of AMIC Ltd. becoming insolvent or that AMIC Ltd. is in violation of the Insurance Act or any conditions imposed upon AMIC Ltd.’s registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict AMIC Ltd. from making such payments to such extent as the BMA deems appropriate.

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

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AMIC Ltd. in an investment subsidiary, Investco, requires the specific approval of the BMA for classification as a relevant asset, which we have received up to an amount sufficient to meet the minimum liquidity ratio.

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

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to him within 14 days. Examples of such an “event” include, but not limited to, failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

Except for business related to APSL, our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for and conduct of meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for the APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2012 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2012, approximately $33 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2012 and 2011 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789
December 31, 2011	$1,000,000	$33,315,313	$14,430,343	$14,430,343

As stated above, AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

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

Employees

At December 31, 2012, APSL had 11 employees, 8 full-time salaried employees and 3 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last two years, and loss reserve development as of the end of each of the last ten years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, and Note 7 to our Consolidated Financial Statements.

Developing Business

AmerInst has filed an application with the U.S. Patent and Trade Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept may be marketed.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader®, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 295-6015. The information on our internet site is not incorporated by reference into this report.

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

We have incurred net losses in 2012 and 2011 and may incur further losses if we are unable to generate significant revenues under our existing agency and reinsurance agreements.

We incurred net losses of $0.7 million and $1.1 million for the years ended December 31, 2012 and December 31, 2011, respectively, due to the costs incurred in the development of, and subsequent implementation of our new business plan, following the loss of our of our most significant customer in 2009. On January 5, 2009, AMIC Ltd., our wholly owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

Effective September 25, 2009, APSL, a wholly owned subsidiary of AmerInst Mezco, Ltd. which is a wholly owned subsidiary of AmerInst, entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Although our business plan has been in place for approximately three years, the Agency Agreement and Reinsurance Agreement and our ability to generate material revenue under either agreement remains unproven. Neither agreement may result in material revenue or profit which would adversely affect our financial condition and results of operations.

If our agreements with C&F are terminated or C&F chooses not to renew them, our ability to generate revenue would be adversely affected.

We anticipate that the great majority of our revenue in the near future will be derived from (i) the commissions earned by APSL, a wholly owned subsidiary of Mezco which is a wholly owned subsidiary of AmerInst, through the Agency Agreement with C&F and (ii) the reinsurance activity under the Reinsurance Agreement between AMIC Ltd., our wholly owned subsidiary, and C&F. Therefore if C&F should terminate or choose not to renew one or both of those agreements or should renew them on terms less favorable to us, our ability to generate revenue may be adversely affected.

We participate in a potentially unprofitable, unstable industry.

The professional liability insurance industry is volatile and often sees fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The combination of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. As a reinsurer, we are directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we are directly dependent on the underwriting results of our cedants. Consequently, our revenue could be adversely affected by factors beyond our control.

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

The successful implementation of our new business plan is dependent upon our ability to retain APSL senior executives and other qualified employees. In 2009, we entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 25 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and our key employees were not to renew their relationship with us, or only upon terms that were not acceptable to us, our business could be harmed.

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

We may be impacted by claims relating to financial market turmoil.

We reinsure professional liability insurance for certified public accountants and attorneys. The financial institutions and financial services segment has been particularly impacted by financial market turmoil. As a result, accountants and lawyers that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds, ceding insurance companies and noteholders rather than shareholders. Among other things, those statutes and regulations require AMIC Ltd. to:

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

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our revenue is derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we would not be in compliance with the requirements of those laws.

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

The Companies Act, which applies to us and our Bermuda subsidiaries, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. These differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with the Company, what approvals are required for business combinations by the Company with a large shareholder or a wholly owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

A downgrade in our A.M. Best rating or that of C&F could impair our ability to sell insurance policies or those of C&F.

Our new business plan met A.M. Best’s higher capitalization requirements, which mandate a more conservative level of risk based capital. A.M. Best is the most widely recognized insurance company rating agency. In September 2012, A.M. Best affirmed AMIC Ltd.’s financial strength rating of “A-” (Excellent) and indicated that the outlook assigned to the rating is stable.

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

Investco, our subsidiary, currently owns approximately 32.1% of our outstanding shares of common stock and has the ability to purchase additional shares. Shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2012, are as follows:

2013	$57,646
2014	59,568
2015	61,553
2016	63,605
2017	16,031

$258,403

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the new policy, the Company limits Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco is only authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria are discontinued for the foreseeable future.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2012, Investco had purchased 152,801 common shares from shareholders who had died or retired for a total purchase price of $4,229,376. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2012	—	—	—	N/A
November 2012	—	—	—	N/A
December 2012	11,275	$32.73	11,275	N/A
Total	11,275	$32.73	11,275	N/A

(1)	As stated above, it is the Company’s policy to limit Investco’s repurchase of Company stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2012, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2012.

As of December 31, 2012, there were 1,799 holders of record of our common shares. During 2012 and 2011, we paid total ordinary cash dividends of $342,577 and $655,506, representing two semi-annual payments of $0.25 per share and two semi-annual payments of $0.47 per share, respectively. During 2012, the dividend amount paid was reduced by $14,585, which represented a write back of uncashed dividends issued prior to 2007 to shareholders that we have been unable to locate. During 2011, the total dividend amount paid was reduced by $39,513, which represented a write back of uncashed dividends issued prior to 2006 to shareholders that we were unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. Through APSL, a Delaware corporation and a wholly owned subsidiary of Mezco which is a wholly owned subsidiary of AmerInst, we act as the exclusive agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the

District of Columbia. We conduct our reinsurance business through AMIC Ltd., our wholly owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. See Note 13, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

The reinsurance segment had revenues of $3,373,308 for the year ended December 31, 2012 and $2,601,937 for the year ended December 31, 2011. Total losses and expenses for this segment were $2,428,293 for the year ended December 31, 2012 and $1,379,756 for the year ended December 31, 2011. This resulted in segment income of $945,015 and $1,222,181 for the years ended December 31, 2012 and 2011, respectively.

The insurance segment had revenues of $856,085 for the year ended December 31, 2012 and $388,717 for the year ended December 31, 2011. Operating and management expenses were $2,535,193 for the year ended December 31, 2012 and $2,680,058 for the year ended December 31, 2011. This resulted in segment losses of $1,679,108 and $2,291,341 for the years ended December 31, 2012 and 2011, respectively.

AmerInst has filed an application with the U.S. Patent and Trademark Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent, and even if so, may not be able to license such patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept would be marketed.

Our results of operations for the years ended December 31, 2012 and December 31, 2011 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment

Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2012. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2012, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $1.2 million, the high estimate was $1.6 million, and the central estimate was $1.4 million. We selected reserves of $1,408,190 as of December 31, 2012, which approximates the central estimate of our independent actuary. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively, slightly above the actuarial central estimate.

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

Results of Operations

We recorded a net loss of $734,093 and $1,069,160 in 2012 and 2011, respectively. The decrease in the net loss is mainly attributable to (i) the reduction of operating and management expenses from $4,056,243 in 2011 to $3,795,409 in 2012 as a result of the Company’s focus on reducing operating expenses and (ii) the increase in commission income from $388,488 in 2011 to $855,597 in 2012 as a result of a higher volume of premiums written under the Agency Agreement in 2012, as discussed in further detail below.

The net loss recorded for the year ended December 31, 2012 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by (1) net realized gains on investments, (2) net premiums earned under the Reinsurance Agreement, (3) commission income earned under the Agency Agreement, and (4) other income, as discussed below in further detail. The net loss recorded during the year ended December 31, 2011 was largely attributable to operating and management expenses incurred by APSL, which were partially offset by net realized gains on investments and the recognition of the additional recoveries associated with the Arbitration.

Our net premiums earned were $1,267,470 for the year ended December 31, 2012 compared to $412,840 for the year ended December 31, 2011, an increase of $854,630 or 207%. The net premiums earned during 2012 and 2011 were attributable to net premium cessions from C&F under the Reinsurance Agreement in the amounts of $1,231,436 and $423,364 and to revisions to CAMICO premium estimates for prior years in the amounts of $36,034 and $(10,524), respectively. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, arising from a higher level of underwriting activity under the Agency Agreement due to the marketing of the program by APSL.

For the years ended December 31, 2012 and 2011, we recorded commission income under the Agency Agreement of $855,597 and $388,488, respectively, an increase of $467,109 or 120.2%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2012.

We recorded other income of $98,156 for the year ended December 31, 2012, which represents (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded for the year ended December 31, 2011.

We recorded net investment income of $392,542 for the year ended December 31, 2012 compared to $409,434 for the year ended December 30, 2011, a decrease of $16,892 or 4.1%. The marginal decline in net investment income was due to the reduction in the investment portfolio due to sales of certain equity securities. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.7% in 2012, a marginal increase from the 1.6% yield earned in 2011.

Sales of securities during the year ended December 31, 2012 resulted in realized gains on investments net of impairment of $1,615,628 compared to $1,779,892 during the year ended December 31, 2011, a decrease of $164,264 or 9.2%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position in 2012 compared to 2011.

Unrealized gain on investments was $5,789,076 at December 31, 2012 compared to $5,256,349 at December 31, 2011. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The increase in unrealized gain on investments was due primarily to an improvement in the market value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. government agency securities	2%	6%
Obligations of state and political subdivisions	34	38
Corporate debt securities	2	1
Equity securities (including the hedge fund)	62	55

	100%	100%

For the year ended December 31, 2012, we recorded loss and loss adjustment expenses of $711,124, derived by multiplying a loss ratio of 57.9% and the net premiums earned under the Reinsurance Agreement of $1,231,436, partially offset by favorable development on PDIC. For the year ended December 31, 2011, we recorded loss and loss adjustment recoveries of $153,028 as a result of the recognition of the additional recoveries awarded to the Company following the Arbitration in the amount of $315,299, net of loss and loss adjustment expenses of $162,271, derived by multiplying a loss ratio of 77.6% and the net premiums earned under the Reinsurance Agreement of $423,364, offset by favorable development on CAMICO and PDIC. The reduction in the loss ratio associated with the Reinsurance Agreement resulted from favorable development in the 2010 and 2011 policy years.

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $456,953 for the year ended December 31, 2012 compared to policy acquisition costs of $156,599 for the year ended December 31, 2011. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2012 and 2011 were approximately 37% of the premiums earned under the Reinsurance Agreement of $1,231,436 and $423,364, net of some immaterial policy acquisition costs and recoveries that were attributable to the revisions to the CAMICO premium estimates for prior years, respectively, as noted above.

The Company expensed operating and management expenses of $3,795,409 for the year ended December 31, 2012 compared to $4,056,243 for the year ended December 31, 2011, a decrease of $260,834 or 6.4%. The decrease is largely attributable to (1) a reduction in overall marketing expenses incurred by APSL during the year ended December 31, 2012 compared to 2011, (2) a decrease in salary expense incurred by APSL during the year ended December 31, 2012 compared to 2011 as a result of a reduction in the number of full-time salaried employees and employees who are paid hourly wages and (3) a reduction in legal expenses associated with the Arbitration during the year ended December 31, 2012 compared to 2011.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2012 and 2011.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2012 and 2011.

	2012	2011
Balance classified as Level 3, beginning of year	$1,395,933	$1,484,884
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	89,218	(88,951)
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,485,151	$1,395,933

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2012 and 2011.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2012, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2012 and December 31, 2011, relating to three and two fixed maturity securities and one and two equity securities, amounted to $17,440 and $39,791, respectively. This decrease was attributable to equity securities which we determined were not other than temporarily impaired based on the process described above. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $229,697 and $152,450 on three and two equity securities during the years ended December 31, 2012 and 2011, respectively.

Our fixed income, equity and hedge fund portfolios are invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. We engage professional advisors to manage day-to-day investment matters under the oversight of our Investment Committee.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2012 and what level within the fair value hierarchy each valuation technique resides:

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

While we obtain pricing from independent pricing services, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we periodically update our understanding of the pricing methodologies used by the independent pricing services. We also challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

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

Though current market conditions appear to have improved, there is still the potential for further instability. This could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

During 2012, the Company invested in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

As of December 31, 2012, our total investments were $20,249,302, a decrease of $2,496,248, or 11%, from $22,745,550 at December 31, 2011. The decrease was primarily due to sales of certain equity securities, the maturity of two fixed maturity securities and the increase in time deposits placed with FDIC insured commercial banks and saving associations classified as other invested assets. The cash and cash equivalents balance increased from $904,485 at December 31, 2011 to $1,034,485 at December 31, 2012, an increase of $130,000 or 14.4%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $435,924 at December 31, 2011 to $1,349,744 at December 31, 2012, an increase of $913,820 or 209.6%. The increase is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2012 that have not yet been reinvested. As discussed above, during 2012, the Company invested in CDs classified as other invested assets in the amount of $1,470,000. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2012 was 6.34:1, compared to a ratio of 8.25:1 at December 31, 2011.

The decrease in total cash and investments at December 31, 2012, compared to December 31, 2011 resulted primarily from (1) net cash outflows to fund the operations of APSL, (2) $369,031 related to share repurchases during 2012, and (3) dividends of $327,992 paid during 2012. These reductions were partially offset by the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $833,757.

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

Because of CNA’s election not to renew its reinsurance agreement with AMIC Ltd. in 2009, we experienced a significant decrease in our net premiums earned which has adversely affected our revenues over the past three years. As a result we have experienced a decrease in our total investments in 2010, 2011 and 2012 due to net cash outflows in order to fund our operational expenses. The reduction in the value of our investment portfolio has been accompanied by a corresponding reduction in our shareholders’ equity during this three-year period. Unless we are able to significantly increase our revenues under new or existing agency and/or reinsurance agreements in future periods, we would expect the value of our investment portfolio and our shareholders’ equity to continue to decrease as investment assets are used to cover our revenue shortfall.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2012, the balance was $274,526 compared to $183,518 as of December 31, 2011. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2012.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2012, the balance was $178,880 compared to $86,685 as of December 31, 2011. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $146,226 at December 31, 2011 to $268,643 at December 31, 2012. The increase in deferred policy acquisition costs in 2012 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is approximately 37%.

Prepaid expenses and other assets were $412,065 at December 31, 2012, an increase of 8.9% from December 31, 2011. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in prepaid professional fees. This balance fluctuates due to the timing of the prepayments.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,396,332 at December 31, 2011 to $1,490,727 at December 31, 2012, an increase of $94,395 or 6.8%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement, which were partially offset by a reduction in expenses accrued in relation to professional fees. This balance fluctuates due to the timing of the (1) premium payments to C&F and (2) payments of professional fees.

AmerInst paid two semi-annual dividends of $0.25 and $0.47 per share during 2012 and 2011, respectively. During 2012, the total dividend amount was reduced by $14,585 which represents a write back of uncashed dividends issued prior to 2007 to shareholders that we have been unable to locate. During 2011, the total dividend amount was reduced by $39,513, which represents a write back of uncashed dividends issued prior to 2006 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $19.37 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.38% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $32.46 per share as of December 31, 2012.

Total dividends declared were $327,992 and $615,993 in 2012 and 2011, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our new business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2012 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2012, approximately $33 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2012 and 2011 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789
December 31, 2011	$1,000,000	$33,315,313	$14,430,343	$14,430,343

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2013, Investco had purchased 152,801 common shares from shareholders who had died or retired for a total purchase price of $4,229,376. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2012. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate only to accountants’ and attorneys’ professional liability from PDIC, CAMICO and C&F programs, and were calculated under the methodologies described below.

PDIC was a new program for the Company in 2003. The relationship with the carrier of that insurance ended on December 31, 2003. Therefore, policies written during 2003 are the only ones we have reinsured. To calculate the policy year ultimate losses and allocated loss adjustment expenses for PDIC the actuary applied incurred loss development, incurred Bornhuetter-Ferguson (“BF”), and expected loss methods to the actual PDIC experience. In the calculations, the actuary used industry incurred loss and allocated loss adjustment expenses development patterns and an a priori loss and allocated loss adjustment expenses ratio for use in the BF and expected loss and allocated loss adjustment expenses method calculations. The a priori loss and allocated loss adjustment expenses ratio was selected judgmentally based on the Company’s unpaid claim liability review as of December 31, 2011. The actuary selected low and high scenario loss ratio estimates around the central loss ratio estimates. The low and high scenario ultimate loss and allocated loss adjustment expenses estimates were calculated by multiplying net earned premium through December 31, 2012 by the low and high scenario loss ratio selections. The final reported claim was closed during 2011 and although we no longer anticipate any liability for further claims related to this period of coverage, there is a remote possibility further claims could be reported.

CAMICO was a new program for the Company in 2005. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred BF, and expected loss and allocated loss adjustment expenses ratio methods to the actual CAMICO experience as of December 31, 2012. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expenses development information. The a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expenses method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2011. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by selecting and applying lower and higher a priori loss and allocated loss adjustment expense ratios for use in the actuarial methods, and by selecting low and high estimates of ultimate loss and allocated loss adjustment expense amounts from the results of the applied actuarial methods.

C&F was a new program for the Company in 2010. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied incurred loss development, incurred BF, and expected loss and allocated loss adjustment expense ratio methods to the actual C&F experience as of December 31, 2012. In the calculations, the actuary used an industry benchmark incurred loss and allocated loss adjustment expense development patterns. The Low, Central, and High a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expense method calculations were selected based on previous work performed for AmerInst related to the pricing of accountants’ professional liability insurance as well as on a review of industry ultimate loss ratios for accountants’ professional liability and lawyers’ professional liability coverages from publicly available data. The low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by applying the selected Low and High a priori loss and allocated loss adjustment expense ratios in the actuarial methods, and by selecting low and high estimates of ultimate loss and allocated loss adjustment expense amounts from the results of the applied actuarial methods.

The following table shows the development of the estimated liability for the previous 10 years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of U.S. Dollars)

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross Liability for Loss and LAE Reserves	$30,479	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	674	—	—	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$29,805	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Losses Re-estimated as of:
One Year Later	$25,193	$27,210	$27,454	$26,323	$25,251	$22,139	$21,104	$1,490	$1,110	$939	—
Two Years Later	23,676	24,962	24,893	23,493	19,780	18,006	20,980	1,399	1,006
Three Years Later	21,429	22,400	22,062	17,752	15,143	17,832	20,873	1,296
Four Years Later	18,867	19,570	16,321	13,916	15,011	17,740	20,786
Five Years Later	16,037	13,836	14,115	13,844	14,931	17,682
Six Years Later	11,783	12,976	14,076	13,784	14,899
Seven Years Later	11,120	12,953	13,974	13,782
Eight Years Later	11,120	12,894	13,974
Nine Years Later	11,120	12,894
Ten Years Later	11,120
Cumulative Redundancy (Deficiency)	18,685	15,830	15,728	15,103	13,262	9,729	3,630	214	197	104	—
Cumulative Amount Paid Through:
One Year Later	3,697	3,557	4,678	3,820	3,314	3,970	19,902	334	322	217	—
Two Years Later	6,165	6,943	7,729	6,166	6,310	17,208	20,195	656	444
Three Years Later	7,195	8,995	9,049	8,176	14,653	17,406	20,427	773
Four Years Later	8,954	9,690	10,225	13,675	14,759	17,540	20,480
Five Years Later	9,079	10,149	13,957	13,687	14,830	17,553
Six Years Later	9,205	12,885	13,969	13,747	14,839
Seven Years Later	11,120	12,892	13,974	13,752
Eight Years Later	11,120	12,895	13,974
Nine Years Later	11,120	12,895
Ten Years Later	11,120

The above table of losses re-estimated has been prepared on a net basis (i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up. The table has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 2002 through 2012 as of year-end 2012, and includes the CNA program liabilities through 2008. The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2005 liability has developed a $15,103,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2005 year end liability was originally $28,885,000. As of December 31, 2012, we had paid $13,752,000 of the currently estimated $13,782,000 of losses and LAE that had been incurred for 2005 and prior years through the end of 2012; thus an estimated $30,000 in losses incurred through 2005 remain unpaid as of the current financial statement date.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements required to be disclosed under Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index and included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche Ltd.

Hamilton, Bermuda

March 28, 2013

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(expressed in U.S. dollars)

	2012	2011
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $7,340,536 and $9,914,515)	$7,665,482	$10,448,847
Equity securities, at fair value (cost $7,119,690 and $7,574,686)	12,583,820	12,296,703

TOTAL INVESTMENTS	20,249,302	22,745,550
Cash and cash equivalents	1,034,485	904,485
Restricted cash and cash equivalents	1,349,744	435,924
Other invested assets (Note 5)	1,470,000	—
Assumed reinsurance premiums receivable	274,526	183,518
Accrued investment income	77,620	94,539
Property and equipment (Note 6)	589,296	745,784
Deferred policy acquisition costs	268,643	146,226
Prepaid expenses and other assets	412,065	378,257

TOTAL ASSETS	$25,725,681	$25,634,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$1,408,190	$1,043,443
Unearned premiums	726,044	392,595
Assumed reinsurance payable	178,880	86,685
Accrued expenses and other liabilities	1,490,727	1,396,332

TOTAL LIABILITIES	$3,803,841	$2,919,055

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2012 and 2011: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	16,349,448	17,411,533
Accumulated other comprehensive income	5,789,076	5,256,349
Shares held by Subsidiary (319,835 and 311,633 shares) at cost	(7,499,230)	(7,235,200)

TOTAL SHAREHOLDERS’ EQUITY	21,921,840	22,715,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,725,681	$25,634,283

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2012 and 2011

(expressed in U.S. dollars)

	2012	2011
REVENUES
Net premiums earned	$1,267,470	$412,840
Commission income	855,597	388,488
Other income	98,156	—
Net investment income (Note 4)	392,542	409,434
Net realized gain on investments (Note 4)	1,615,628	1,779,892

TOTAL REVENUES	4,229,393	2,990,654

LOSSES AND EXPENSES
Losses and loss adjustment expenses (recoveries) (Note 7)	711,124	(153,028)
Policy acquisition costs	456,953	156,599
Operating and management expenses (Note 10)	3,795,409	4,056,243

TOTAL LOSSES AND EXPENSES	4,963,486	4,059,814

LOSS BEFORE TAX	(734,093)	(1,069,160)

Income tax expense (Note 11)	—	—

NET LOSS AFTER TAX	(734,093)	(1,069,160)

BASIC AND DILUTED LOSS PER SHARE	$(1.07)	$(1.54)

Weighted average number of common shares outstanding for the year	683,106	693,423

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

years ended December 31, 2012 and 2011

(expressed in U.S. dollars)

	2012	2011
NET LOSS AFTER TAX	$(734,093)	$(1,069,160)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	2,148,355	558,688
Reclassification adjustment for (gains) included in net (loss)	(1,615,628)	(1,779,892)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	532,727	(1,221,204)

COMPREHENSIVE LOSS	$(201,366)	$(2,290,364)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2012 and 2011

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2011	$995,253	$6,287,293	$19,096,686	$6,477,553	$(6,658,411)	$26,198,374
Net loss	—	—	(1,069,160)	—	—	(1,069,160)
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(1,221,204)	—	(1,221,204)
Purchase of shares by subsidiary, net	—	—	—	—	(576,789)	(576,789)
Dividends ($0.94 per share)	—	—	(615,993)	—	—	(615,993)

BALANCE AT DECEMBER 31, 2011	$995,253	$6,287,293	$17,411,533	$5,256,349	$(7,235,200)	$22,715,228

Net loss	—	—	(734,093)	—	—	(734,093)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	532,727	—	532,727
Purchase of shares by subsidiary, net	—	—	—	—	(264,030)	(264,030)
Dividends ($0.50 per share)	—	—	(327,992)	—	—	(327,992)

BALANCE AT DECEMBER 31, 2012	$995,253	$6,287,293	$16,349,448	$5,789,076	$(7,499,230)	$21,921,840

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2012 and 2011

(expressed in U.S. dollars)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(734,093)	$(1,069,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net premiums on investments	30,518	43,856
Depreciation and amortization on property and equipment	196,488	174,186
Net realized gains on sale of investments	(1,615,628)	(1,779,892)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(91,008)	(137,609)
Accrued investment income	16,919	22,687
Deferred policy acquisition costs	(122,417)	(111,166)
Prepaid expenses and other assets	(33,808)	(207,651)
Liability for losses and loss adjustment expenses	364,747	(159,573)
Unearned premiums	333,449	297,839
Assumed reinsurance payable	92,195	9,767
Accrued expenses and other liabilities	94,395	269,923

Net cash used in operating activities	(1,468,243)	(2,646,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(913,820)	(351,668)
Purchases of property and equipment	(40,000)	(203,740)
Purchases of available-for-sale securities	(3,028,858)	(3,036,872)
Investment in other invested assets	(1,470,000)	—
Proceeds from sales of available-for-sale securities	5,937,943	6,365,643
Proceeds from redemptions of fixed maturity investments	1,000,000	—
Proceeds from maturities of fixed maturity investments	705,000	1,000,000

Net cash provided by investing activities	2,190,265	3,773,363

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(327,992)	(615,993)
Purchase of shares by subsidiary, net	(264,030)	(576,789)

Net cash used in financing activities	(592,022)	(1,192,782)

NET CHANGE IN CASH AND CASH EQUIVALENTS	130,000	(66,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	904,485	970,697

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,034,485	$904,485

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst” or the “Company”) was formed under the laws of Bermuda in 1998. The Company, through its wholly owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement is for four years with automatic one year renewals thereafter.

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

Attorney’s Professional Liability Coverage

On January 1, 2003, we entered into a 15% participation of Professionals Direct Insurance Company’s (“PDIC”) attorneys’ professional liability 1st excess cover. This participation terminated on December 31, 2003. The final reported claim was closed during 2011 and although we no longer anticipate we will be liable for further claims related to this period of coverage, there is a remote possibility further claims could be reported.

RINITS™

AmerInst has filed an application for a U.S. patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health. Such securitization would be by equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee and at its option could invest in them as well. However, AmerInst may not be issued a patent, and, even if so, may not be able to license such patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept would be marketed.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of AmerInst and its operating wholly owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., APSL and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

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

We review the independent actuaries’ reports for consistency and appropriateness of methodology and assumptions, including assumptions of industry benchmarks and discuss any concerns or changes with them. Our Underwriting Committee then considers the reasonableness of loss reserves recommended by our independent actuaries, in light of actual loss development during the year and approve the loss reserves to be recorded by AMIC Ltd.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

(a) Adoption of New Accounting Standards

Fair Value Measurement and Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods beginning on or after December 15, 2011 (early adoption was prohibited), resulted in a common definition of fair value and common requirements for measurement and disclosure under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments have changed some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The option to report other comprehensive income and its components in the statement of changes in shareholders’ equity was eliminated. Components of comprehensive income may be reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new requirements were effective for the interim and annual periods beginning on or after December 15, 2011 and require retrospective application; early adoption was permitted. As the new guidance does not change the items that constitute net income and/or other comprehensive income, the timing of reclassifications from other comprehensive income to net income or the earnings per share computation, the adoption of this guidance has not impacted our results of operations, financial condition or liquidity.

(b) Accounting Standards Not Yet Adopted

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

3. PLEDGED ASSETS

Pursuant to the reinsurance agreements, AMIC Ltd. is required to provide the ceding companies with collateral to secure its obligations to them. At December 31, 2012 and 2011, AMIC Ltd. provided CAMICO with a Letter of Credit held by Comerica Bank with supporting investments with a carrying value of $1,664,407 and $2,813,484, respectively. Also, at December 31, 2012 and 2011, AMIC Ltd. had provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $7,030,415 and $7,321,378, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2012 and 2011 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$446,713	$19,644	$—	$466,357
Obligations of states and political subdivisions	6,566,849	302,324	(14,604)	6,854,569
Corporate debt securities	326,974	17,582	—	344,556

Total fixed maturity investments	7,340,536	339,550	(14,604)	7,665,482

Equity securities	6,119,690	4,981,815	(2,836)	11,098,669
Hedge fund	1,000,000	485,151	—	1,485,151

Total equity securities	7,119,690	5,466,966	(2,836)	12,583,820

Total investments	$14,460,226	$5,806,516	$(17,440)	$20,249,302

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Fixed maturity investments:
U.S. government agency securities	$1,446,223	$7,882	$—	$1,454,105
Obligations of states and political subdivisions	8,135,268	531,523	(1,257)	8,665,534
Corporate debt securities	333,024	—	(3,816)	329,208

Total fixed maturity investments	9,914,515	539,405	(5,073)	10,448,847

Equity securities	6,574,686	4,360,802	(34,718)	10,900,770
Hedge fund	1,000,000	395,933	—	1,395,933

Total equity securities	7,574,686	4,756,735	(34,718)	12,296,703

Total investments	$17,489,201	$5,296,140	$(39,791)	$22,745,550

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	660,084	(14,604)	660,084	(14,604)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	660,084	(14,604)	660,084	(14,604)

Equity securities	—	—	45,526	(2,836)	45,526	(2,836)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	45,526	(2,836)	45,526	(2,836)

Total investments	$—	$—	$705,610	$(17,440)	$705,610	$(17,440)

As of December 31, 2012, there were four securities in an unrealized loss position with an estimated fair value of $705,610. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of December 31, 2012, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

As of December 31, 2011, there were four securities in an unrealized loss position with an estimated fair value of $1,394,125. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of December 31, 2011, none of these securities were considered to be other than temporarily impaired. The

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2012 and 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2012
Due in one year or less	$1,081,039	$1,094,775
Due after one year through five years	3,410,272	3,603,525
Due after five years through ten years	2,658,925	2,775,483
Due after ten years	190,300	191,699

Total	$7,340,536	$7,665,482

	Amortized Cost	Estimated Fair Value
December 31, 2011
Due in one year or less	$510,949	$516,938
Due after one year through five years	5,885,709	6,210,596
Due after five years through ten years	3,517,857	3,721,313
Due after ten years	—	—

Total	$9,914,515	$10,448,847

Information on sales and maturities of investments during the twelve months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Total proceeds on sales of available-for-sale securities	$5,937,943	$6,365,643
Total proceeds from redemptions of fixed maturity investments	1,000,000	—
Total proceeds from maturities of fixed maturity investments	705,000	1,000,000
Gross gains on sales	1,849,363	1,955,672
Gross losses on sales	(4,038)	(23,330)
Impairment losses	(229,697)	(152,450)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2012 and 2011.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
U.S. government agency securities	$1,454,105	$1,454,105	$—	$1,454,105	$—
Obligations of state and political subdivisions	8,665,534	8,665,534		8,665,534
Corporate debt securities	329,208	329,208		329,208

Total fixed maturity investments	10,448,847	10,448,847

Equity securities (excluding the hedge fund)	10,900,770	10,900,770	10,900,770
Hedge fund	1,395,933	1,395,933			1,395,933

Total equity securities	12,296,703	12,296,703

Total investments	$22,745,550	$22,745,550	$10,900,770	$10,448,847	$1,395,933

There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2012 and 2011.

	2012	2011
Balance classified as Level 3, beginning of year	$1,395,933	$1,484,884
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investments	89,218	(88,951)
Purchases or sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,485,151	$1,395,933

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2012 and 2011.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2012 and what level within the fair value hierarchy each valuation technique resides:

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

While we obtain pricing from independent pricing services, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we periodically update our understanding of the pricing methodologies used by the independent pricing services. We also challenge any prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

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

Though current market conditions appear to have improved, there is still the potential for further instability which could present additional risks and uncertainties for our business and make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions and estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major categories of net interest and dividend income are summarized as follows:

	2012	2011
Interest earned:
Fixed maturity investments	$330,502	$346,425
Short term investments and cash and cash equivalents	650	342
Dividends earned	190,133	199,679
Investment expenses	(128,743)	(137,012)

Net investment income	$392,542	$409,434

5. OTHER INVESTED ASSETS

During 2012, the Company invested in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

6. PROPERTY AND EQUIPMENT

Property and equipment, associated with APSL, at December 31, 2012 and 2011 at cost, less accumulated depreciation and amortization, totaled $589,296 and $745,784, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2012
Leasehold improvements	$1,865	$1,649	$216
Furniture and fixtures	25,184	10,468	14,716
Office equipment	18,123	7,655	10,468
Computer equipment	10,829	5,868	4,961
Computer software	2,670	1,558	1,112
Internal use software	966,732	408,909	557,823

Total	$1,025,403	$436,107	$589,296

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2011
Leasehold improvements	$1,865	$1,083	$782
Furniture and fixtures	25,184	6,870	18,314
Office equipment	18,123	5,066	13,057
Computer equipment	10,829	3,703	7,126
Computer software	2,670	668	2,002
Internal use software	926,732	222,229	704,503

Total	$985,403	$239,619	$745,784

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2012 and 2011 are as follows:

	2012	2011
Case basis estimates	$630,190	$382,662
Incurred But Not Reported	778,000	660,781

Totals	$1,408,190	$1,043,443

Liability for losses and loss adjustment expense activity is as follows:

	2012	2011
Liability—beginning of year	$1,043,443	$1,203,016
Incurred related to:
Current year	508,571	275,504
Prior years	202,553	(428,532)

Total incurred	711,124	(153,028)

Paid related to:
Current year	(14,061)	—
Prior years	(332,316)	(6,545)

Total paid	(346,377)	(6,545)

Liability—end of year	$1,408,190	$1,043,443

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $202,553 and decreased by $428,532 in 2012 and 2011, respectively. The 2012 increase resulted from reserves established under the Reinsurance Agreement, partially offset by favorable development on the PDIC treaty. The 2011 decrease resulted from (1) favorable development on the CAMICO and PDIC treaties and (2) the recoveries from VSC as a result of the Arbitration’s final outcome, partially offset by reserves established pursuant to the Reinsurance Agreement.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically caused Investco to purchase shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the Bermuda Monetary Authority (“BMA”) has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the new policy that became effective immediately, the Company limits Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco will only be authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria will be discontinued for the foreseeable future.

9. PREMIUMS WRITTEN

Premiums written were $1,600,919 and $710,679 during 2012 and 2011, respectively. The premiums written during the year ended December 31, 2012 and 2011 were attributable to premium cessions from C&F under the Reinsurance Agreement in the amount of $1,564,885 and $721,203 and to revisions to CAMICO premium estimates for prior years in the amount of $36,034 and $(10,524), respectively. The increase in premiums written under the Reinsurance Agreement resulted from increased cessions from C&F in 2012, as a result of a higher level of underwriting activity under the Agency Agreement resulting from the marketing of the program by APSL.

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst, AMIC Ltd., Mezco and Investco have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited. The company paid Cedar Management Limited $320,000 in fees during 2012 and 2011.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $525,317 in 2012 and $466,247 in 2011.

11. TAXATION

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2012 and 2011, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2012	2011
Capitalized start-up expenses	$245,000	$266,000
Operating loss carryforwards	2,815,000	2,153,000
Depreciation and amortization	(163,000)	(184,000)

Deferred tax assets before valuation allowance	2,897,000	2,235,000
Valuation allowance	(2,897,000)	(2,235,000)

Deferred tax assets net of valuation allowance	$—	$—

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2012 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2012, approximately $33 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2012 and 2011 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789
December 31, 2011	$1,000,000	$33,315,313	$14,430,343	$14,430,343

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2012 and 2011 was $340,078 and $209,202, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2012	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$176,821	$276,451	$425,344	$388,854
Commission income	214,944	190,632	209,663	240,358
Other income	98,156	—	—	—
Net investment income	95,266	111,854	92,136	93,286
Net realized gain	609,093	2,935	494,271	509,329

Total revenues	$1,194,280	$581,872	$1,221,414	$1,231,827

Net income (loss)	$82,388	$(701,535)	$(51,226)	$(63,720)
Basic and diluted net income (loss) per share	$0.12	$(1.02)	$(0.07)	$(0.10)

2011	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$45,490	$80,071	$96,283	$190,996
Commission income	72,609	71,736	91,529	152,614
Net investment income	95,344	117,481	96,128	100,481
Net realized gain	816,768	499,371	84,653	379,100

Total revenues	$1,030,211	$768,659	$368,593	$823,191

Net loss	$(178,925)	$(415,165)	$(333,209)	$(141,861)
Basic and diluted net loss per share	$(0.25)	$(0.60)	$(0.48)	$(0.21)

14. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	December 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,373,308	$856,085	$4,229,393
Total losses and expenses	$2,428,293	$2,535,193	$4,963,486
Segment income (loss)	$945,015	$(1,679,108)	$(734,093)
Identifiable assets	$—	$589,296	$589,296

	December 31, 2011
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,601,937	$388,717	$2,990,654
Total losses and expenses	$1,379,756	$2,680,058	$4,059,814
Segment income (loss)	$1,222,181	$(2,291,341)	$(1,069,160)
Identifiable assets	$—	$745,784	$745,784

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has entered into employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2012, 1,202 phantom shares were granted arising from the dividends declared on the Company’s common shares. 80,074 phantom shares were outstanding at December 31, 2012.

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

Upon the vesting of the phantom shares, should the net book value of the Company’s common shares be lower than the initial net book value of the common shares at the point of the initial grant, then the phantom shares would vest at no value.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2012.

16. COMMITMENTS AND CONTINGENCIES

In December 2009, APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2013	$57,646
2014	59,568
2015	61,553
2016	63,605
2017	16,031

$258,403

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2012.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 5, 2013 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of which is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 32.

(a)(2)	See Index to Financial Statements and Schedules on page 32.

(a)(3)	See Index to Exhibits set forth on pages 61 – 62 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 32.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2012

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Bonds:
U.S government and agencies and authorities	$446,713	$466,357	$466,357
States, municipalities and political subdivisions	6,566,849	6,854,569	6,854,569
Corporate debt securities	326,974	344,556	344,556

Total bonds	7,340,536	7,665,482	7,665,482

Total fixed maturity investments	7,340,536	7,665,482	7,665,482

Equities:
Common stocks:
Bank, trust and insurance companies	750,320	1,162,447	1,162,447
Hedge fund, industrial, miscellaneous and all other	6,369,370	11,421,373	11,421,373

Total equity securities	7,119,690	12,583,820	12,583,820

Total investments	$14,460,226	$20,249,302	$20,249,302

(1)	Adjusted cost of equity securities, taking into account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 28, 2013

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2013

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 28, 2013

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 28, 2013

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 28, 2013

/S/ DAVID R. KLUNK David R. Klunk	Director	March 28, 2013

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 28, 2013

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 28, 2013

INDEX TO EXHIBITS

Year ended December 31, 2012

Exhibit Number	Description
3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)

10.3	Director Compensation Summary*

10.4	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.5	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008—incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.6	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2011—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/25/11) (No. 000-28249)

10.8	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.9	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.10	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

Exhibit Number	Description
10.11	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.12	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.13	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2013*

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith