Form 10-Q
period 2013-03-31
AMERINST INSURANCE GROUP LTD
filed 2013-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013.

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

As of May 1, 2013, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2013	As of December 31, 2012
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $7,583,013 and $7,340,536)	$7,942,088	$7,665,482
Equity securities, available for sale, at fair value (cost $7,004,516 and $7,119,690)	12,898,446	12,583,820

TOTAL INVESTMENTS	20,840,534	20,249,302
Cash and cash equivalents	869,385	1,034,485
Restricted cash and cash equivalents	1,136,771	1,349,744
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	368,171	274,526
Accrued investment income	82,369	77,620
Property and equipment	543,307	589,296
Deferred policy acquisition costs	362,808	268,643
Prepaid expenses and other assets	399,220	412,065

TOTAL ASSETS	$26,072,565	$25,725,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,571,275	$1,408,190
Unearned premium	980,565	726,044
Assumed reinsurance balances payable	15,665	178,880
Accrued expenses and other liabilities	1,167,175	1,490,727

TOTAL LIABILITIES	$3,734,680	$3,803,841

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2013 and 2012: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	16,301,564	16,349,448
Accumulated other comprehensive income	6,253,005	5,789,076
Shares held by Subsidiary (319,835 and 319,835 shares) at cost	(7,499,230)	(7,499,230)

TOTAL SHAREHOLDERS’ EQUITY	22,337,885	21,921,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,072,565	$25,725,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
REVENUE
Net premiums earned	$329,876	$176,821
Commission income	303,562	214,944
Other income	—	98,156
Net investment income	65,292	95,266
Net realized gain on investments	760,702	609,093

TOTAL REVENUE	1,459,432	1,194,280
LOSSES AND EXPENSES
Losses and loss adjustment expenses	206,173	110,514
Policy acquisition costs	122,061	65,424
Operating and management expenses	1,010,228	935,954

TOTAL LOSSES AND EXPENSES	1,338,462	1,111,892

NET INCOME BEFORE TAX	$120,970	$82,388

Income tax expense	—	—
NET INCOME AFTER TAX	$120,970	$82,388
OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	1,224,631	1,320,606
Reclassification adjustment for gains included in net income	(760,702)	(609,093)

OTHER COMPREHENSIVE INCOME	463,929	711,513

COMPREHENSIVE INCOME	$584,899	$793,901

RETAINED EARNINGS, BEGINNING OF PERIOD	$16,349,448	$17,411,533
Net income	120,970	82,388
Dividends	(168,854)	(156,320)

RETAINED EARNINGS, END OF PERIOD	16,301,564	17,337,601

Per share amounts
Basic and diluted income per share	$0.18	$0.12

Dividends	$0.25	$0.25

Weighted average number of shares outstanding for the entire period	675,418	689,485

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(831,964)	$(628,148)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	212,973	155,506
Purchases of property and equipment	(3,132)	—
Purchases of available-for-sale securities	(1,086,822)	(822,467)
Proceeds from sales of available-for-sale securities	1,462,699	1,284,200
Proceeds from maturities of fixed maturity investments	250,000	200,000

Net Cash provided by Investing Activities	835,718	817,239

FINANCING ACTIVITIES
Dividends paid	(168,854)	(156,320)

Net Cash used in Financing Activities	(168,854)	(156,320)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165,100)	32,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,034,485	$904,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$869,385	$937,256

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”), and reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented. All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under generally accepted accounting principles to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2012 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

Adoption of New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 was to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 was effective for interim and annual periods beginning on or after January 1, 2013. As the new guidance affects disclosures only, its adoption did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all recently issued accounting pronouncements do not apply to its operations.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2013 and December 31, 2012 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2013
Fixed maturity investments:
U.S. government agency securities	$446,837	$19,611	$—	$466,448
Obligations of states and political subdivisions	6,810,744	325,018	(4,510)	7,131,252
Corporate debt securities	325,432	18,956	—	344,388

Total fixed maturity investments	7,583,013	363,585	(4,510)	7,942,088

Equity securities*	6,004,516	5,370,495	—	11,375,011
Hedge fund	1,000,000	523,435	—	1,523,435

Total equity securities	7,004,516	5,893,930	—	12,898,446

Total investments	$14,587,529	$6,257,515	$(4,510)	$20,840,534

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$446,713	$19,644	$—	$466,357
Obligations of states and political subdivisions	6,566,849	302,324	(14,604)	6,854,569
Corporate debt securities	326,974	17,582	—	344,556

Total fixed maturity investments	7,340,536	339,550	(14,604)	7,665,482

Equity securities*	6,119,690	4,981,815	(2,836)	11,098,669
Hedge fund	1,000,000	485,151	—	1,485,151

Total equity securities	7,119,690	5,466,966	(2,836)	12,583,820

Total investments	$14,460,226	$5,806,516	$(17,440)	$20,249,302

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	727,990	(4,510)	727,990	(4,510)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	727,990	(4,510)	727,990	(4,510)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$727,990	$(4,510)	$727,990	$(4,510)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	660,084	(14,604)	660,084	(14,604)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	660,084	(14,604)	660,084	(14,604)

Equity securities	—	—	45,526	(2,836)	45,526	(2,836)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	45,526	(2,836)	45,526	(2,836)

Total investments	$—	$—	$705,610	$(17,440)	$705,610	$(17,440)

As of March 31, 2013 and December 31, 2012, there were two and four securities in an unrealized loss position with an estimated fair value of $727,990 and $705,610, respectively. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of March 31, 2013 and December 31, 2012, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At March 31, 2013 and December 31, 2012, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2013. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2013, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2013 and December 31, 2012, relating to two and three fixed maturity securities and none and one equity security, amounted to $4,510 and $17,440, respectively. This decrease was attributable to the increase in the fair value of certain fixed maturity securities as a result of a strong performance in the bond market during the quarter. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the quarters ended March 31, 2013 and 2012, the Company recorded a total other-than-temporary impairment charge of $81,154 and $64,189, respectively, on one equity security, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2013 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2012. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2013 and December 31, 2012:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2013
U.S. government agency securities	$466,448	$466,448	$—	$466,448	$—
Obligations of state and political subdivisions	7,131,252	7,131,252		7,131,252
Corporate debt securities	344,388	344,388		344,388

Total fixed maturity investments	7,942,088	7,942,088

Equity securities (excluding the hedge fund)	11,375,011	11,375,011	11,375,011
Hedge fund	1,523,435	1,523,435			1,523,435

Total equity securities	12,898,446	12,898,446

Total investments	$20,840,534	$20,840,534	$11,375,011	$7,942,088	$1,523,435

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2012
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013 and the year ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2013 and 2012:

	Hedge Fund Investment Three Months ended
	March 31, 2013	March 31, 2012
Balance classified as Level 3, beginning of period	$1,485,151	$1,395,933
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	38,284	58,368
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,523,435	$1,454,301

There were no transfers into or from the Level 3 category during the three months ended March 31, 2013 and 2012.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
March 31, 2013
Due in one year or less	$830,360	$835,324
Due after one year through five years	3,406,727	3,598,381
Due after five years through ten years	3,156,998	3,314,491
Due after ten years	188,928	193,892

Total	$7,583,013	$7,942,088

	Amortized Cost	Estimated Fair Value
December 31, 2012
Due in one year or less	$1,081,039	$1,094,775
Due after one year through five years	3,410,272	3,603,525
Due after five years through ten years	2,658,925	2,775,483
Due after ten years	190,300	191,699

Total	$7,340,536	$7,665,482

Information on sales and maturities of investments during the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Total proceeds on sales of available-for-sale securities	$1,462,699	$1,284,200
Total proceeds from maturities of fixed maturity investments	250,000	200,000
Gross gains on sales	841,856	673,282
Impairment losses	(81,154)	(64,189)

Major categories of net interest and dividend income during the three months ended March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013	March 31, 2012
Interest earned:
Fixed maturity investments	$68,037	$87,377
Short term investments and cash and cash equivalents	152	157
Dividends earned	28,617	39,673
Investment expenses	(31,514)	(31,941)

Net investment income	$65,292	$95,266

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,155,745	$303,687	$1,459,432
Total losses and expenses	634,652	703,810	1,338,462
Segment income (loss)	$521,093	$(400,123)	$120,970
Identifiable assets	$—	$543,307	$543,307

	Three Months Ended March 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$979,199	$215,081	$1,194,280
Total losses and expenses	440,423	671,469	1,111,892
Segment income (loss)	$538,776	$(456,388)	$82,388
Identifiable assets	$—	$696,995	$696,995

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2013, 610 phantom shares were granted arising from the dividends declared on the Company’s common shares. 79,927 phantom shares were outstanding at March 31, 2013.

Three employees’ and one employee’s interest in the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015 and January 1, 2018, respectively. The liability payable to the three employees and one employee under this phantom share plan is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2015 and January 1, 2018, respectively.

During the first quarter of 2013, one key member of APSL’s senior management forfeited his interest in his 12,009 phantom shares as a result of his departure from APSL prior to the phantom share’s January 1, 2015 vesting date. Also during the first quarter of 2013, a new key member of APSL’s senior management entered into an employment agreement with APSL and was granted 11,252 phantom shares of the Company on the date of their employment.

The following table provides a reconciliation of the beginning and ending balance of non-vested phantom shares for the three months ended March 31, 2013:

Number of Phantom Shares
Outstanding - beginning	80,074
Granted – initial grant on the employment date	11,252
Granted – arising from dividends declared during the quarter	610
Forfeited – due to departure from APSL prior to vesting date	(12,009)

Outstanding - ending	79,927

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2013.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2012 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $1,155,745 and $303,687 for the three months ended March 31, 2013 compared to $979,199 and $215,081 for the three months ended March 31, 2012, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Lawrence Carlson, an independent contractor, provides the primary accounting functions to APSL. Our agreement with him, which was effective January 1, 2013, has no ending date but can be terminated by either party upon 30 days written notice.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We recorded a net income of $120,970 during the first quarter of 2013 compared to net income of $82,388 for the same period in 2012. The increase in net income is mainly attributable to (i) the increase in commission income from $214,944 in the first quarter of 2012 to $303,562 in the first quarter of 2013 as a result of a higher volume of premiums written under the Agency Agreement and (ii) the increase in net realized gains on investments from $609,093 in 2012 to $760,702 in 2013, as discussed in further detail below.

Our net premiums earned during the first quarter of 2013 were $329,876 compared to $176,821 during the first quarter of 2012, an increase of $153,055 or 86.6%. The net premiums earned during the quarters ended March 31, 2013 and 2012 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL.

For the quarters ended March 31, 2013 and 2012, we recorded commission income under the Agency Agreement of $303,562 and $214,944, respectively, an increase of $88,618 or 41.2%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded other income of $98,156 during the quarter ended March 31, 2012, which represented (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded for the quarter ended March 31, 2013.

We recorded net investment income of $65,292 for the quarter ended March 31, 2013 compared to $95,266 for the quarter ended March 31, 2012. The decline in net investment income is due to (i) the reduction in the investment portfolio due to sales of certain fixed income and equity securities and (ii) from lower yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2013 compared to the same period in 2012. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% for the quarter ended March 31, 2013, compared to the 1.6% yield earned for the quarter ended March 31, 2012.

Sales of securities during the quarter ended March 31, 2013 resulted in realized gains on investments net of impairment of $760,702 compared to $609,093 during the quarter ended March 31, 2012, an increase of $151,609. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position compared to 2012.

For the quarters ended March 31, 2013 and 2012, we recorded loss and loss adjustment expenses of $206,173 and $110,514, respectively, derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $329,876 and $176,821, respectively.

We recorded policy acquisition costs of $122,061 in the first quarter of 2013 compared to $65,424 for the same period in 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2013 and 2012 were 37% of the net premiums earned under the Reinsurance Agreement of $329,876 and $176,821, respectively.

We expensed operating and management expenses of $1,010,228 in the first quarter of 2013 compared to $935,954 for the same period in 2012, an increase of $74,274 or 7.9%. The primary reason for this increase was due to an increase in directors’ fees and expenses.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Three Months Ended March 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,155,745	$303,687	$1,459,432
Total losses and expenses	634,652	703,810	1,338,462
Segment income (loss)	$521,093	$(400,123)	$120,970
Identifiable assets	$—	$543,307	$543,307

	Three Months Ended March 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$979,199	$215,081	$1,194,280
Total losses and expenses	440,423	671,469	1,111,892
Segment income (loss)	$538,776	$(456,388)	$82,388
Identifiable assets	$—	$696,995	$696,995

FINANCIAL CONDITION

As of March 31, 2013, our total investments were $20,840,534, an increase of $591,232, or 2.9%, from $20,249,302 at December 31, 2012. The increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities. The cash and cash equivalents balance decreased from $1,034,485 at December 31, 2012 to $869,385 at March 31, 2013, a decrease of $165,100 or 16%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,349,744 at December 31, 2012 to $1,136,771 at March 31, 2013, a decrease of $212,973. The decrease is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2013 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as at March 31, 2013 and December 31, 2012. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2013 was 6.51:1, compared to a ratio of 6.34:1 at December 31, 2012.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2013, the balance was $368,171 compared to $274,526 as of December 31, 2012. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2013, the balance was $15,665 compared to $178,880 as of December 31, 2012. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $268,643 at December 31, 2012 to $362,808 at March 31, 2013. The increase in deferred policy acquisition costs in 2013 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $399,220 at March 31, 2013, a decrease of 3.1% from December 31, 2012. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,490,727 at December 31, 2012 to $1,167,175 at March 31, 2013, a decrease of $323,552 or 21.7%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement and to a reduction in expenses accrued in relation to professional fees. This balance fluctuates due to the timing of the (1) premium payments to C&F and (2) payments of professional fees.

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

Total cash, investments and other invested assets increased from $24,103,531 at December 31, 2012 to $24,316,690 at March 31, 2013, an increase of $213,159 or 0.9%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $106,036. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $168,854 paid during the first quarter of 2013.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the three months ended March 31, 2013, no such transactions occurred. Through March 31, 2013, Investco had purchased 152,801 common shares from shareholders who had died or retired for a total purchase price of $4,229,376. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2013, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2013, which amounted to total ordinary cash dividends of $168,854. Since we began paying dividends in 1995, our original shareholders have received $19.62 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.6% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $33.07 per share as of March 31, 2013. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

We are party to various legal proceedings generally arising in the normal course of our business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party will have a material adverse effect on our financial condition or business. Pursuant to our insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2012 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 14, 2013	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013

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