Form 10-Q
period 2013-06-30
AMERINST INSURANCE GROUP LTD
filed 2013-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013.

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

As of August 1, 2013, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to continue to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•

the continued execution of our business plan without a significant depletion of our cash resources, the maintenance of sufficient capital levels and the retention of our current A.M. Best financial strength rating of “A-” (Excellent);

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2013	As of December 31, 2012
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,078,432 and $7,340,536)	$8,192,166	$7,665,482
Equity securities, available for sale, at fair value (cost $7,205,853 and $7,119,690)	12,914,081	12,583,820

TOTAL INVESTMENTS	21,106,247	20,249,302
Cash and cash equivalents	1,458,465	1,034,485
Restricted cash and cash equivalents	684,008	1,349,744
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	372,241	274,526
Accrued investment income	73,134	77,620
Property and equipment	492,544	589,296
Deferred policy acquisition costs	398,068	268,643
Prepaid expenses and other assets	594,131	412,065

TOTAL ASSETS	$26,648,838	$25,725,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$1,897,146	$1,408,190
Unearned premium	1,075,859	726,044
Assumed reinsurance balances payable	171,348	178,880
Accrued expenses and other liabilities	1,362,430	1,490,727

TOTAL LIABILITIES	$4,506,783	$3,803,841

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2013 and 2012: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	16,431,777	16,349,448
Accumulated other comprehensive income	5,821,962	5,789,076
Shares held by Subsidiary (316,580 and 319,835 shares) at cost	(7,394,230)	(7,499,230)

TOTAL SHAREHOLDERS’ EQUITY	22,142,055	21,921,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,648,838	$25,725,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
REVENUE
Net premiums earned	$790,333	$453,272	$460,457	$276,451
Commission income	601,910	405,576	298,348	190,632
Other income	—	98,156	—	—
Net investment income	148,076	207,120	82,784	111,854
Net realized gain on investments	1,827,747	612,028	1,067,045	2,935

TOTAL REVENUE	3,368,066	1,776,152	1,908,634	581,872

LOSSES AND EXPENSES
Losses and loss adjustment expenses	704,725	283,295	498,552	172,781
Policy acquisition costs	292,431	168,667	170,370	103,243
Operating and management expenses	2,119,727	1,943,337	1,109,499	1,007,383

TOTAL LOSSES AND EXPENSES	3,116,883	2,395,299	1,778,421	1,283,407

NET INCOME (LOSS) BEFORE TAX	251,183	(619,147)	130,213	(701,535)
Income tax expense	—	—	—	—
NET INCOME (LOSS) AFTER TAX	$251,183	$(619,147)	$130,213	$(701,535)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	1,860,633	982,600	636,002	(338,006)
Reclassification adjustment for gains included in net income (loss)	(1,827,747)	(612,028)	(1,067,045)	(2,935)

OTHER COMPREHENSIVE INCOME (LOSS)	32,886	370,572	(431,043)	(340,941)

COMPREHENSIVE INCOME (LOSS)	$284,069	$(248,575)	$(300,830)	$(1,042,476)

RETAINED EARNINGS, BEGINNING OF PERIOD	$16,349,448	$17,411,533	$16,301,564	$17,337,601
Net income (loss)	251,183	(619,147)	130,213	(701,535)
Dividends	(168,854)	(156,320)	—	—

RETAINED EARNINGS, END OF PERIOD	$16,431,777	$16,636,066	$16,431,777	$16,636,066

Per share amounts
Basic and diluted income (loss)	$0.37	$(0.90)	$0.19	$(1.02)

Dividends	$0.25	$0.25	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	676,503	687,321	677,046	685,157

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,053,640)	$(950,825)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	665,736	199,853
Purchases of property and equipment	(5,132)	—
Purchases of available-for-sale securities	(3,308,013)	(1,457,483)
Proceeds from sales of available-for-sale securities	3,463,883	1,513,832
Proceeds from redemptions of fixed maturity investments	—	500,000
Proceeds from maturities of fixed maturity investments	830,000	200,000

Net Cash provided by Investing Activities	1,646,474	956,202

FINANCING ACTIVITIES
Dividends paid	(168,854)	(156,320)

Net Cash used in Financing Activities	(168,854)	(156,320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	423,980	(150,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,034,485	$904,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,458,465	$753,542

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Balance Sheet Offsetting

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

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)

Effective January 1, 2013, we adopted FASB’s guidance requiring additional disclosures about reclassification adjustments from AOCI. As this guidance is disclosure-related only and did not amend existing guidance on the reporting of net income available to common shareholders or other comprehensive income, adoption did not impact our results of operations, financial condition or liquidity.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2013 and December 31, 2012 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2013
Fixed maturity investments:
U.S. government agency securities	$446,961	$2,823	$—	$449,784
Obligations of states and political subdivisions	7,307,592	176,998	(76,990)	7,407,600
Corporate debt securities	323,879	10,903	—	334,782

Total fixed maturity investments	8,078,432	190,724	(76,990)	8,192,166

Equity securities*	6,205,853	5,146,004	—	11,351,857
Hedge fund	1,000,000	562,224	—	1,562,224

Total equity securities	7,205,853	5,708,228	—	12,914,081

Total investments	$15,284,285	$5,898,952	$(76,990)	$21,106,247

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$446,713	$19,644	$—	$466,357
Obligations of states and political subdivisions	6,566,849	302,324	(14,604)	6,854,569
Corporate debt securities	326,974	17,582	—	344,556

Total fixed maturity investments	7,340,536	339,550	(14,604)	7,665,482

Equity securities*	6,119,690	4,981,815	(2,836)	11,098,669
Hedge fund	1,000,000	485,151	—	1,485,151

Total equity securities	7,119,690	5,466,966	(2,836)	12,583,820

Total investments	$14,460,226	$5,806,516	$(17,440)	$20,249,302

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	2,614,367	(76,990)	2,614,367	(76,990)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	2,614,367	(76,990)	2,614,367	(76,990)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$2,614,367	$(76,990)	$2,614,367	$(76,990)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	660,084	(14,604)	660,084	(14,604)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	660,084	(14,604)	660,084	(14,604)

Equity securities	—	—	45,526	(2,836)	45,526	(2,836)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	45,526	(2,836)	45,526	(2,836)

Total investments	$—	$—	$705,610	$(17,440)	$705,610	$(17,440)

As of June 30, 2013 and December 31, 2012, there were ten and four securities in an unrealized loss position with an estimated fair value of $2,614,367 and $705,610, respectively. Of these securities, none had been in an unrealized loss position for 12 months or greater. As of June 30, 2013 and December 31, 2012, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At June 30, 2013 and December 31, 2012, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2013. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2013, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2013 and December 31, 2012, relating to ten and three fixed maturity securities and none and one equity security, amounted to $76,990 and $17,440, respectively. The reduction in the fair values of our fixed maturity securities was attributable to higher interest rates combined with the widening of credit spreads on our fixed income portfolio during the three months ended June 30, 2013 compared to the same period in 2012. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended June 30, 2013, the Company recorded a total other-than-temporary impairment charge of $81,154 on one equity security, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended June 30, 2013. During the six months ended and three months ended June 30, 2012, the Company recorded a total other-than-temporary impairment charge of $165,611 and $101,422, respectively, on two equity securities, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2013 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2012. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2013 and December 31, 2012:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2013
U.S. government agency securities	$449,784	$449,784	$—	$449,784	$—
Obligations of state and political subdivisions	7,407,600	7,407,600		7,407,600
Corporate debt securities	334,782	334,782		334,782

Total fixed maturity investments	8,192,166	8,192,166

Equity securities (excluding the hedge fund)	11,351,857	11,351,857	11,351,857
Hedge fund	1,562,224	1,562,224			1,562,224

Total equity securities	12,914,081	12,914,081

Total investments	$21,106,247	$21,106,247	$11,351,857	$8,192,166	$1,562,224

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2012
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2013 and the year ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2013 and 2012:

	Hedge Fund Investment Six Months ended
	June 30, 2013	June 30, 2012
Balance classified as Level 3, beginning of period	$1,485,151	$1,395,933
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	77,073	36,688
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,562,224	$1,432,621

There were no transfers into or from the Level 3 category during the six months ended June 30, 2013 and 2012.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2013 and 2012:

	Hedge Fund Investment Three Months ended
	June 30, 2013	June 30, 2012
Balance classified as Level 3, beginning of period	$1,523,435	$1,454,301
Total gains or losses included in earnings:	—	—
Net realized gains	—	—
Change in fair value of hedge fund investment	38,789	(21,680)
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,562,224	$1,432,621

There were no transfers into or from the Level 3 category during the three months ended June 30, 2013 and 2012.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2013
Due in one year or less	$695,915	$709,146
Due after one year through five years	5,313,346	5,422,096
Due after five years through ten years	1,881,622	1,890,297
Due after ten years	187,549	170,627

Total	$8,078,432	$8,192,166

	Amortized Cost	Estimated Fair Value
As of December 31, 2012
Due in one year or less	$1,081,039	$1,094,775
Due after one year through five years	3,410,272	3,603,525
Due after five years through ten years	2,658,925	2,775,483
Due after ten years	190,300	191,699

Total	$7,340,536	$7,665,482

Information on sales and maturities of investments during the six months ended June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Total proceeds on sales of available-for-sale securities	$3,463,883	$1,513,832
Proceeds from redemptions of fixed maturity investments	—	500,000
Total proceeds from maturities of fixed maturity investments	830,000	200,000
Gross gains on sales	1,908,901	777,639
Impairment losses	(81,154)	(165,611)

Information on sales and maturities of investments during the three months ended June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Total proceeds on sales of available-for-sale securities	$2,001,184	$229,632
Proceeds from redemptions of fixed maturity investments	—	500,000
Total proceeds from maturities of fixed maturity investments	580,000	—
Gross gains on sales	1,067,045	104,357
Impairment losses	—	(101,422)

Major categories of net interest and dividend income during the six months ended June 30, 2013 and 2012 are summarized as follows:

	June 30, 2013	June 30, 2012
Interest earned:
Fixed maturity investments	$137,371	$174,355
Short term investments and cash and cash equivalents	230	325
Dividends earned	73,848	97,297
Investment expenses	(63,373)	(64,857)

Net investment income	$148,076	$207,120

Major categories of net interest and dividend income during the three months ended June 30, 2013 and 2012 are summarized as follows:

	June 30, 2013	June 30, 2012
Interest earned:
Fixed maturity investments	$69,334	$86,978
Short term investments and cash and cash equivalents	78	168
Dividends earned	45,231	57,624
Investment expenses	(31,859)	(32,916)

Net investment income	$82,784	$111,854

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,765,968	$602,098	$3,368,066
Total losses and expenses	1,696,573	1,420,310	3,116,883
Segment income (loss)	$1,069,395	$(818,212)	$251,183
Identifiable assets	$—	$492,544	$492,544

	Six Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,370,328	$405,824	$1,776,152
Total losses and expenses	1,126,450	1,268,849	2,395,299
Segment income (loss)	$243,878	$(863,025)	$(619,147)
Identifiable assets	$—	$648,207	$648,207

The tables below summarize the results of our operating segments for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,610,223	$298,411	$1,908,634
Total losses and expenses	1,061,921	716,500	1,778,421
Segment income (loss)	$548,302	$(418,089)	$130,213
Identifiable assets	$—	$492,544	$492,544

	Three Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$391,129	$190,743	$581,872
Total losses and expenses	686,027	597,380	1,283,407
Segment loss	$(294,898)	$(406,637)	$(701,535)
Identifiable assets	$—	$648,207	$648,207

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2013, no phantom shares were granted because no dividends were declared on the Company’s common shares. During the six months ended June 30, 2013, 610 phantom shares were granted arising from the dividends declared on the Company’s common shares. 79,927 phantom shares were outstanding at June 30, 2013.

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

During the first quarter of 2013, one key member of APSL’s senior management forfeited his interest in his 12,009 phantom shares as a result of his departure from APSL prior to the phantom shares’ January 1, 2015 vesting date. Also during the first quarter of 2013, a new key member of APSL’s senior management entered into an employment agreement with APSL and was granted 11,252 phantom shares of the Company on the date of his employment.

The following table provides a reconciliation of the beginning and ending balance of non-vested phantom shares for the six months ended June 30, 2013:

Number of Phantom Shares
Outstanding - beginning	80,074
Granted – initial grant on the employment date	11,252
Granted – arising from dividends declared during the quarter	610
Forfeited – due to departure from APSL prior to vesting date	(12,009)

Outstanding - ending	79,927

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2013.

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

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly-owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $2,765,968 and $602,098 for the six months ended June 30, 2013 compared to $1,370,328 and $405,824 for the six months ended June 30, 2012, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement was for four years with automatic one-year renewals thereafter.

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

Lawrence Carlson, a certified public accountant and an independent contractor, provides the primary accounting functions to APSL. Our agreement with him, which was effective January 1, 2013, has no ending date but can be terminated by either party upon 30 days written notice.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2013 compared to six months ended June 30, 2012

We recorded a net income of $251,183 for the six months ended June 30, 2013 compared to a net loss of $619,147 for the same period in 2012. The increase in net income is attributable to (i) the increase in commission income from $405,576 for the six months ended June 30, 2012 to $601,910 for the six months ended June 30, 2013 as a result of a higher volume of premiums written under the Agency Agreement and (ii) the increase in net realized gains on investments from $612,028 in 2012 to $1,827,747 in 2013, as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2013 were $790,333 compared to $453,272 for the six months ended June 30, 2012, an increase of $337,061 or 74.4%. The net premiums earned for the six months ended June 30, 2013 and 2012 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2013 compared to the corresponding period in 2012 resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the six months ended June 30, 2013 and 2012, we recorded commission income under the Agency Agreement of $601,910 and $405,576, respectively, an increase of $196,334 or 48.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded other income of $98,156 for the six months ended June 30, 2012, which included (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded during the six months ended June 30, 2013.

We recorded net investment income of $148,076 for the six months ended June 30, 2013 compared to $207,120 for the six months ended June 30, 2012. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the six months ended June 30, 2013 compared to the same period in 2012. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the six months ended June 30, 2013, compared to the 1.7% yield earned for the six months ended June 30, 2012.

Sales of securities during the six months ended June 30, 2013 resulted in realized gains on investments net of impairment of $1,827,747 compared to $612,028 for the six months ended June 30, 2012, an increase of $1,215,719. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the first six months of 2013 compared to the same period in 2012.

For the six months ended June 30, 2013, we recorded loss and loss adjustment expenses of $704,725, which represents (i) $493,958 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $790,333 and (ii) a $210,767 increase in CAMICO Incurred But Not Reported (“IBNR”) loss reserves which resulted from unfavorable development in policy years 2007/2008 and 2008/2009 during the second quarter. For the six months ended June 30, 2012, we recorded loss and loss adjustment expenses of $283,295 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $453,272.

We recorded policy acquisition costs of $292,431 for the six months ended June 30, 2013 compared to $168,667 for the same period in 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2013 and 2012 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $790,333 and $453,272, respectively.

We expensed operating and management expenses of $2,119,727 for the six months ended June 30, 2013 compared to $1,943,337 for the same period in 2012, an increase of $176,390 or 9.1%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional marketing personnel in 2013.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Six Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,765,968	$602,098	$3,368,066
Total losses and expenses	1,696,573	1,420,310	3,116,883
Segment income (loss)	$1,069,395	$(818,212)	$251,183
Identifiable assets	$—	$492,544	$492,544

	Six Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,370,328	$405,824	$1,776,152
Total losses and expenses	1,126,450	1,268,849	2,395,299
Segment income (loss)	$243,878	$(863,025)	$(619,147)
Identifiable assets	$—	$648,207	$648,207

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We recorded a net income of $130,213 for the second quarter of 2013 compared to a net loss of $701,535 for the same period in 2012. The increase in net income is mainly attributable to (i) the increase in commission income from $190,632 in the second quarter of 2012 to $298,348 in the second quarter of 2013 as a result of a higher volume of premiums written under the Agency Agreement and (ii) the increase in net realized gains on investments from $2,935 in 2012 to $1,067,045 in 2013, as discussed in further detail below.

Our net premiums earned for the second quarter of 2013 were $460,457 compared to $276,451 for the second quarter of 2012, an increase of $184,006 or 66.6%. The net premiums earned for the quarters ended June 30, 2013 and 2012 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the second quarter of 2013 compared to the same period in 2012 resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the quarters ended June 30, 2013 and 2012, we recorded commission income under the Agency Agreement of $298,348 and $190,632, respectively, an increase of $107,716 or 56.5%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded net investment income of $82,784 for the quarter ended June 30, 2013 compared to $111,854 for the quarter ended June 30, 2012. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2013 compared to the same period in 2012. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.4% for the quarter ended June 30, 2013, compared to the 1.8% yield earned for the quarter ended June 30, 2012.

Sales of securities for the quarter ended June 30, 2013 resulted in realized gains on investments net of impairment of $1,067,045 compared to $2,935 during the quarter ended June 30, 2012, an increase of $1,064,110. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position compared to 2012 and to the decrease in other-than-temporary impairment charges during the second quarter of 2013 compared to the second quarter of 2012.

For the quarter ended June 30, 2013, we recorded loss and loss adjustment expenses of $498,552, which represents (i) $287,785 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $460,457 and (ii) a $210,767 increase in CAMICO IBNR loss reserves which resulted from unfavorable development in policy years 2007/2008 and 2008/2009 during the second quarter. For the quarter ended June 30, 2012, we recorded loss and loss adjustment expenses of $172,781 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $276,451.

We recorded policy acquisition costs of $170,370 in the second quarter of 2013 compared to $103,243 for the same period in 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2013 and 2012 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $460,457 and $276,451, respectively.

We expensed operating and management expenses of $1,109,499 in the second quarter 2013 compared to $1,007,383 for the same period in 2012, an increase of $102,116 or 10.1%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional marketing personnel in 2013.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	Three Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,610,223	$298,411	$1,908,634
Total losses and expenses	1,061,921	716,500	1,778,421
Segment income (loss)	$548,302	$(418,089)	$130,213
Identifiable assets	$—	$492,544	$492,544

	Three Months Ended June 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$391,129	$190,743	$581,872
Total losses and expenses	686,027	597,380	1,283,407
Segment income (loss)	$(294,898)	$(406,637)	$(701,535)
Identifiable assets	$—	$648,207	$648,207

FINANCIAL CONDITION

As of June 30, 2013, our total investments were $21,106,247, an increase of $856,945 or 4.2%, from $20,249,302 at December 31, 2012. This was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities in an unrealized gain position. The cash and cash equivalents balance increased from $1,034,485 at December 31, 2012 to $1,458,465 at June 30, 2013, an increase of $423,980 or 41%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,349,744 at December 31, 2012 to $684,008 at June 30, 2013, a decrease of $665,736. The decrease is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2013 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as at June 30, 2013 and December 31, 2012. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2013 was 5.48:1, compared to a ratio of 6.34:1 at December 31, 2012.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2013, the balance was $372,241 compared to $274,526 as of December 31, 2012. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2013, the balance was $171,348 compared to $178,880 as of December 31, 2012. This balance fluctuates due to the timing of reported losses under the policies we insure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $268,643 at December 31, 2012 to $398,068 at June 30, 2013. The increase in deferred policy acquisition costs in 2013 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $594,131 at June 30, 2013, an increase of 44.2% from December 31, 2012. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was mainly attributable to the directors’ retainer payments made in May 2013 relating to the period from June 1, 2013 to May 31, 2014.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,490,727 at December 31, 2012 to $1,362,430 at June 30, 2013, a decrease of $128,297 or 8.6%. The decrease in the balance was attributable to a reduction in expenses accrued in relation to professional fees.

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

Total cash, investments and other invested assets increased from $24,103,531 at December 31, 2012 to $24,718,720 at June 30, 2013, an increase of $615,189 or 2.6%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $435,091. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $168,854 paid during the first quarter of 2013.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the six months and three months ended June 30, 2013, no such transactions occurred. Through June 30, 2013, Investco had purchased 152,801 common shares from shareholders who had died or retired for a total purchase price of $4,229,376. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2013, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2013, which amounted to total ordinary cash dividends of $168,854. Since we began paying dividends in 1995, our original shareholders have received $19.62 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.5% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.63 per share as of June 30, 2013. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: August 14, 2013	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013

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