Form 10-Q
period 2013-09-30
AMERINST INSURANCE GROUP LTD
filed 2013-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013.

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

As of November 1, 2013, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources and while maintaining sufficient capital levels;

•	our ability to maintain our current A.M. Best financial rating strength of “A-” (Excellent) in light of A.M. Best’s recent downgrading of our outlook from “stable” to “negative”;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2013	As of December 31, 2012
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,198,447 and $7,340,536)	$8,248,720	$7,665,482
Equity securities, available for sale, at fair value (cost $7,055,584 and $7,119,690)	12,940,065	12,583,820

TOTAL INVESTMENTS	21,188,785	20,249,302
Cash and cash equivalents	1,724,184	1,034,485
Restricted cash and cash equivalents	589,986	1,349,744
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	459,293	274,526
Accrued investment income	80,687	77,620
Property and equipment	502,807	589,296
Deferred policy acquisition costs	443,942	268,643
Prepaid expenses and other assets	424,913	412,065

TOTAL ASSETS	$26,884,597	$25,725,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$2,056,914	$1,408,190
Unearned premium	1,199,843	726,044
Assumed reinsurance balances payable	344,587	178,880
Accrued expenses and other liabilities	1,567,890	1,490,727

TOTAL LIABILITIES	$5,169,234	$3,803,841

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2013 and 2012: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,892,293	16,349,448
Accumulated other comprehensive income	5,934,754	5,789,076
Shares held by Subsidiary (316,580 and 319,835 shares) at cost	(7,394,230)	(7,499,230)

TOTAL SHAREHOLDERS’ EQUITY	21,715,363	21,921,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,884,597	$25,725,681

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
REVENUE
Net premiums earned	$1,286,902	$878,616	$496,569	$425,344
Commission income	968,204	615,239	366,294	209,663
Other income	—	98,156	—	—
Net investment income	211,871	299,256	63,795	92,136
Net realized gain on investments	2,156,947	1,106,299	329,200	494,271

TOTAL REVENUE	4,623,924	2,997,566	1,255,858	1,221,414

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,124,148	526,614	419,423	243,319
Policy acquisition costs	476,162	313,073	183,731	144,406
Operating and management expenses	3,164,343	2,828,252	1,044,616	884,915

TOTAL LOSSES AND EXPENSES	4,764,653	3,667,939	1,647,770	1,272,640

NET LOSS BEFORE TAX	(140,729)	(670,373)	(391,912)	(51,226)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(140,729)	$(670,373)	$(391,912)	$(51,226)

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	2,302,625	1,846,633	441,992	864,033
Reclassification adjustment for gains included in net loss	(2,156,947)	(1,106,299)	(329,200)	(494,271)

OTHER COMPREHENSIVE INCOME	145,678	740,334	112,792	369,762

COMPREHENSIVE INCOME (LOSS)	$4,949	$69,961	$(279,120)	$318,536

RETAINED EARNINGS, BEGINNING OF PERIOD	$16,349,448	$17,411,533	$16,431,777	$16,636,066
Net loss	(140,729)	(670,373)	(391,912)	(51,226)
Dividends	(316,426)	(327,992)	(147,572)	(171,672)

RETAINED EARNINGS, END OF PERIOD	$15,892,293	$16,413,168	$15,892,293	$16,413,168

Per share amounts
Basic and diluted loss	$(0.21)	$(0.98)	$(0.58)	$(0.07)

Dividends	$0.50	$0.50	$0.25	$0.25

Weighted average number of shares outstanding for the entire period (for basic and diluted)	677,046	685,157	678,673	686,693

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,018,166)	$(1,198,510)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	759,758	(1,882,884)
Purchases of property and equipment	(69,282)	—
Purchases of available-for-sale securities	(3,806,278)	(2,689,710)
Proceeds from sales of available-for-sale securities	4,060,093	4,996,671
Proceeds from redemptions of fixed maturity investments	—	1,000,000
Proceeds from maturities of fixed maturity investments	1,080,000	200,000

Net Cash provided by Investing Activities	2,024,291	1,624,077

FINANCING ACTIVITIES
Dividends paid	(316,426)	(327,992)

Net Cash used in Financing Activities	(316,426)	(327,992)

NET INCREASE IN CASH AND CASH EQUIVALENTS	689,699	97,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,034,485	$904,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,724,184	$1,002,060

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) . All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2012 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2013 and December 31, 2012 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2013
Fixed maturity investments:
U.S. government agency securities	$447,086	$—	$(907)	$446,179
Obligations of states and political subdivisions	7,429,046	138,305	(101,323)	7,466,028
Corporate debt securities	322,315	14,198	—	336,513

Total fixed maturity investments	8,198,447	152,503	(102,230)	8,248,720

Equity securities*	6,055,584	5,334,690	—	11,390,274
Hedge fund	1,000,000	549,791	—	1,549,791

Total equity securities	7,055,584	5,884,481	—	12,940,065

Total investments	$15,254,031	$6,036,984	$(102,230)	$21,188,785

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$446,713	$19,644	$—	$466,357
Obligations of states and political subdivisions	6,566,849	302,324	(14,604)	6,854,569
Corporate debt securities	326,974	17,582	—	344,556

Total fixed maturity investments	7,340,536	339,550	(14,604)	7,665,482

Equity securities*	6,119,690	4,981,815	(2,836)	11,098,669
Hedge fund	1,000,000	485,151	—	1,485,151

Total equity securities	7,119,690	5,466,966	(2,836)	12,583,820

Total investments	$14,460,226	$5,806,516	$(17,440)	$20,249,302

*	The Company’s equity securities are managed by an external large cap value advisor. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$446,180	$(907)	$446,180	$(907)
Obligations of states and political subdivisions	216,298	(15,123)	2,497,518	(86,200)	2,713,816	(101,323)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	216,298	(15,123)	2,943,698	(87,107)	3,159,996	(102,230)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$216,298	$(15,123)	$2,943,698	$(87,107)	$3,159,996	$(102,230)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	660,084	(14,604)	660,084	(14,604)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	660,084	(14,604)	660,084	(14,604)

Equity securities	—	—	45,526	(2,836)	45,526	(2,836)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	45,526	(2,836)	45,526	(2,836)

Total investments	$—	$—	$705,610	$(17,440)	$705,610	$(17,440)

As of September 30, 2013 and December 31, 2012, there were eleven and four securities in an unrealized loss position with an estimated fair value of $3,159,996 and $705,610, respectively. As of September 30, 2013 and December 31, 2012, one and none of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2013 and December 31, 2012, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At September 30, 2013 and December 31, 2012, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2013. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2013, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2013 and December 31, 2012, relating to eleven and three fixed maturity securities and none and one equity security, amounted to $102,230 and $17,440, respectively. The reduction in the fair values of our fixed maturity securities was attributable to higher interest rates combined with the widening of credit spreads on our fixed income portfolio during the nine months ended September 30, 2013 compared to the same period in 2012. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended September 30, 2013, the Company recorded a total other-than-temporary impairment charge of $81,154 on one equity security, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended September 30, 2013. During the nine months ended and three months ended September 30, 2012, the Company recorded a total other-than-temporary impairment charge of $198,579 and $32,968 on three equity securities and one equity security, respectively, as a result of the decline in fair value below cost.

Fair Value of Investments

Under existing U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of FASB’s Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the inputs that are significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2013 and what level within the fair value hierarchy each valuation technique resides:

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2 in the fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities are classified as Level 1 in the fair value hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

•

Hedge fund: Comprised of a hedge fund whose objective is to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fund invests in a diversified pool of hedge fund managers, generally across six different strategies: long/short equities, long/short credit, macro, multi-strategy opportunistic, event-driven, and portfolio hedge. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The fair value of our hedge fund is classified as Level 3 in the fair value hierarchy.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2012. Since the fair value of a security is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2013 and December 31, 2012:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
U.S. government agency securities	$446,179	$446,179	$—	$446,179	$—
Obligations of state and political subdivisions	7,466,028	7,466,028		7,466,028
Corporate debt securities	336,513	336,513		336,513

Total fixed maturity investments	8,248,720	8,248,720

Equity securities (excluding the hedge fund)	11,390,274	11,390,274	11,390,274
Hedge fund	1,549,791	1,549,791			1,549,791

Total equity securities	12,940,065	12,940,065

Total investments	$21,188,785	$21,188,785	$11,390,274	$8,248,720	$1,549,791

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2012
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2013 and 2012:

	Hedge Fund Investment Nine Months ended
	September 30, 2013	September 30, 2012
Balance classified as Level 3, beginning of period	$1,485,151	$1,395,933
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	64,640	50,586
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,549,791	$1,446,519

There were no transfers into or from Level 3 during the nine months ended September 30, 2013 and 2012.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2013 and 2012:

	Hedge Fund Investment Three Months ended
	September 30, 2013	September 30, 2012
Balance classified as Level 3, beginning of period	$1,562,224	$1,432,621
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	(12,433)	13,898
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,549,791	$1,446,519

There were no transfers into or from Level 3 during the three months ended September 30, 2013 and 2012.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2013
Due in one year or less	$950,308	$971,296
Due after one year through five years	5,182,141	5,249,851
Due after five years through ten years	1,879,834	1,862,107
Due after ten years	186,164	165,466

Total	$8,198,447	$8,248,720

	Amortized Cost	Estimated Fair Value
As of December 31, 2012
Due in one year or less	$1,081,039	$1,094,775
Due after one year through five years	3,410,272	3,603,525
Due after five years through ten years	2,658,925	2,775,483
Due after ten years	190,300	191,699

Total	$7,340,536	$7,665,482

Information on sales and maturities of investments during the nine months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Total proceeds on sales of available-for-sale securities	$4,060,093	$4,996,671
Proceeds from redemptions of fixed maturity investments	—	1,000,000
Total proceeds from maturities of fixed maturity investments	1,080,000	200,000
Gross gains on sales	2,238,101	1,304,878
Gross losses on sales	—	—
Impairment losses	(81,154)	(198,579)

Information on sales and maturities of investments during the three months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Total proceeds on sales of available-for-sale securities	$596,210	$3,482,839
Proceeds from redemptions of fixed maturity investments	—	500,000
Total proceeds from maturities of fixed maturity investments	250,000	—
Gross gains on sales	329,200	527,239
Gross losses on sales	—	—
Impairment losses	—	(32,968)

Major categories of net investment income during the nine months ended September 30, 2013 and 2012 are summarized as follows:

	September 30, 2013	September 30, 2012
Interest earned:
Fixed maturity investments	$201,095	$259,794
Short term investments and cash and cash equivalents	330	463
Dividends earned	105,554	135,611
Investment expenses	(95,108)	(96,612)

Net investment income	$211,871	$299,256

Major categories of net investment income during the three months ended September 30, 2013 and 2012 are summarized as follows:

	September 30, 2013	September 30, 2012
Interest earned:
Fixed maturity investments	$63,724	$85,439
Short term investments and cash and cash equivalents	100	138
Dividends earned	31,706	38,314
Investment expenses	(31,735)	(31,755)

Net investment income	$63,795	$92,136

3. SEGMENT INFORMATION

AmerInst has two operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our operating segments as of and for the nine months ended September 30, 2013 and 2012.

	As of and for the Nine Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,655,446	$968,478	$4,623,924
Total losses and expenses	2,535,746	2,228,907	4,764,653
Segment income (loss)	1,119,700	(1,260,429)	(140,729)
Identifiable assets	—	502,807	502,807

	As of and for the Nine Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,381,972	$615,594	$2,997,566
Total losses and expenses	1,811,075	1,856,864	3,667,939
Segment income (loss)	570,897	(1,241,270)	(670,373)
Identifiable assets	—	599,418	599,418

The tables below summarize the results of our operating segments as of and for the three months ended September 30, 2013 and 2012.

	As of and for the Three Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$889,478	$366,380	$1,255,858
Total losses and expenses	839,173	808,597	1,647,770
Segment income (loss)	50,305	(442,217)	(391,912)
Identifiable assets	—	502,807	502,807

	As of and for the Three Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,011,644	$209,770	$1,221,414
Total losses and expenses	684,625	588,015	1,272,640
Segment loss	327,019	(378,245)	(51,226)
Identifiable assets	—	599,418	599,418

4. STOCK COMPENSATION

AmerInst Professional Services Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three and nine months ended September 30, 2013, 612 and 1,222 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 80,539 phantom shares were outstanding at September 30, 2013.

For three of these employees, including Mr. Nieman, the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2015. For the fourth employee, the phantom shares initially granted as well as any additional shares granted from dividends declared will vest on January 1, 2018. The liability payable to these employees under this phantom share plan is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2015 for three of these employees and January 1, 2018 for the fourth employee.

During the first quarter of 2013, one former key member of APSL’s senior management forfeited his interest in his 12,009 phantom shares as a result of his departure from APSL prior to the phantom shares’ January 1, 2015 vesting date. Also during the first quarter of 2013, a new key member of APSL’s senior management entered into an employment agreement with APSL and was granted 11,252 phantom shares of the Company on the date of his employment.

The following table provides a reconciliation of the beginning and ending balance of non-vested phantom shares for the nine months ended September 30, 2013:

Number of Phantom Shares
Outstanding - beginning	80,074
Granted – initial grant on the employment date	11,252
Granted – arising from dividends declared during the quarter	1,222
Forfeited – due to departure from APSL prior to vesting date	(12,009)

Outstanding - ending	80,539

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2013.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $3,655,446 and $968,478 for the nine months ended September 30, 2013 compared to $2,381,972 and $615,594 for the nine months ended September 30, 2012, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2013.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The initial term of the Reinsurance Agreement was for four years with automatic one-year renewals thereafter. The Reinsurance Agreement automatically renewed on September 25, 2013.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We recorded a net loss of $140,729 for the nine months ended September 30, 2013 compared to a net loss of $670,373 for the same period in 2012. The decrease in net loss is attributable to (i) the increase in commission income from $615,239 for the nine months ended September 30, 2012 to $968,204 for the nine months ended September 30, 2013 as a result of a higher volume of premiums written under the Agency Agreement and (ii) the increase in net realized gains on investments from $1,106,299 in 2012 to $2,156,947 in 2013, partially offset by (i) unfavorable development in the CAMICO book of business and (ii) the increase in operating and management expenses incurred by APSL, as discussed in further detail below.

Our net premiums earned for the nine months ended September 30, 2013 were $1,286,902 compared to $878,616 for the nine months ended September 30, 2012, an increase of $408,286 or 46.5%. The net premiums earned for the nine months ended September 30, 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The net premiums earned during the nine months ended September 30, 2012 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $842,582 and to revisions to CAMICO premium estimates for prior years in the amounts of $36,034. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2013 compared to the corresponding period in 2012 resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the nine months ended September 30, 2013 and 2012, we recorded commission income under the Agency Agreement of $968,204 and $615,239, respectively, an increase of $352,965 or 57.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded other income of $98,156 for the nine months ended September 30, 2012, which included (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No other income was recorded during the nine months ended September 30, 2013.

We recorded net investment income of $211,871 for the nine months ended September 30, 2013 compared to $299,256 for the nine months ended September 30, 2012. The decline in net investment income is due to lower yielding fixed income securities held in the Company’s investment portfolio during the nine months ended September 30, 2013 compared to the same period in 2012. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the nine months ended September 30, 2013, compared to the 1.6% yield earned for the nine months ended September 30, 2012.

Sales of securities during the nine months ended September 30, 2013 resulted in realized gains on investments net of impairment of $2,156,947 compared to $1,106,299 for the nine months ended September 30, 2012, an increase of $1,050,648. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the first nine months of 2013 compared to the same period in 2012.

For the nine months ended September 30, 2013, we recorded loss and loss adjustment expenses of $1,124,148, which represents (i) $804,314 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $1,286,902 and (ii) $319,834 in CAMICO losses which resulted from unfavorable development in policy year 2007/2008 during the second quarter and policy year 2008/2009 during the second and third quarters. For the nine months ended September 30, 2012, we recorded loss and loss adjustment expenses of $526,614 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $842,582.

We recorded policy acquisition costs of $476,162 for the nine months ended September 30, 2013 compared to $313,073 for the same period in 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2013 were approximately

37% of the net premiums earned under the Reinsurance Agreement of $1,286,902. The policy acquisition costs recorded during the nine months ended September 30, 2012 were approximately 37% of the premiums earned under the Reinsurance Agreement of $842,582 plus some immaterial policy acquisition costs that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above.

We incurred operating and management expenses of $3,164,343 for the nine months ended September 30, 2013 compared to $2,828,252 for the same period in 2012, an increase of $336,091 or 11.9%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel in 2013.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,655,446	$968,478	$4,623,924
Total losses and expenses	2,535,746	2,228,907	4,764,653
Segment income (loss)	1,119,700	(1,260,429)	(140,729)
Identifiable assets	—	502,807	502,807

	As of and for the Nine Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,381,972	$615,594	$2,997,566
Total losses and expenses	1,811,075	1,856,864	3,667,939
Segment income (loss)	570,897	(1,241,270)	(670,373)
Identifiable assets	—	599,418	599,418

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We recorded a net loss of $391,912 for the third quarter of 2013 compared to a net loss of $51,226 for the same period in 2012. The increase in net loss is mainly attributable to (i) the increase in operating and management expenses incurred by APSL and (ii) unfavorable development in the CAMICO book of business, as discussed in further detail below.

Our net premiums earned for the third quarter of 2013 were $496,569 compared to $425,344 for the third quarter of 2012, an increase of $71,225 or 16.7%. The net premiums earned for the quarters ended September 30, 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The net premiums earned during the quarter ended September 30, 2012 were attributable to cessions from C&F under the Reinsurance Agreement in the amount of $389,310 and to revisions to CAMICO premium estimates for prior years in the amount of $36,034. The increase in net premiums earned under the Reinsurance Agreement during the third quarter of 2013 compared to the same period in 2012 resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the quarters ended September 30, 2013 and 2012, we recorded commission income under the Agency Agreement of $366,294 and $209,663, respectively, an increase of $156,631 or 74.7%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded net investment income of $63,795 for the quarter ended September 30, 2013 compared to $92,136 for the quarter ended September 30, 2012. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the third quarter of 2013 compared to the same period in 2012. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended September 30, 2013, compared to the 1.5% yield earned for the quarter ended September 30, 2012.

Sales of securities for the quarter ended September 30, 2013 resulted in realized gains on investments net of impairment of $329,200 compared to $494,271 during the quarter ended September 30, 2012, a decrease of $165,071. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2012.

For the quarter ended September 30, 2013, we recorded loss and loss adjustment expenses of $419,423, which represents (i) $310,356 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $496,569 and (ii) $109,067 in CAMICO losses which resulted from unfavorable development in policy year 2008/2009 during the quarter. For the quarter ended September 30, 2012, we recorded loss and loss adjustment expenses of $243,319 derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $389,310.

We recorded policy acquisition costs of $183,731 in the third quarter of 2013 compared to $144,406 for the same period in 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2013 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $496,596. The policy acquisition costs recorded during the third quarter of 2012 were approximately 37% of the premium earned under the Reinsurance Agreement of $389,310 plus some immaterial policy acquisition costs that were attributable to the revisions to the CAMICO premium estimates for prior years as noted above.

We incurred operating and management expenses of $1,044,616 in the third quarter 2013 compared to $884,915 for the same period in 2012, an increase of $159,701 or 18.0%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel in 2013.

The tables below summarize the results of the following AmerInst operating segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$889,478	$366,380	$1,255,858
Total losses and expenses	839,173	808,597	1,647,770
Segment income (loss)	50,305	(442,217)	(391,912)
Identifiable assets	—	502,807	502,807

	As of and for the Three Months Ended September 30, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,011,644	$209,770	$1,221,414
Total losses and expenses	684,625	588,015	1,272,640
Segment income (loss)	327,019	(378,245)	(51,226)
Identifiable assets	—	599,418	599,418

FINANCIAL CONDITION

As of September 30, 2013, our total investments were $21,188,785, an increase of $939,483 or 4.6%, from $20,249,302 at December 31, 2012. This was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities in an unrealized gain position. The cash and cash equivalents balance increased from $1,034,485 at December 31, 2012 to $1,724,184 at September 30, 2013, an increase of $689,699 or 66.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,349,744 at December 31, 2012 to $589,986 at September 30, 2013, a decrease of $759,758 or 56.3%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2013 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as at September 30, 2013 and December 31, 2012. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2013 was 4.83:1, compared to a ratio of 6.34:1 at December 31, 2012. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2013, the balance was $459,293 compared to $274,526 as of December 31, 2012. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2013, the balance was $344,587 compared to $178,880 as of December 31, 2012. This balance fluctuates due to the timing of reported losses under the policies we insure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $268,643 at December 31, 2012 to $443,942 at September 30, 2013. The increase in deferred policy acquisition costs in 2013 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $424,913 at September 30, 2013, an increase of 3.1% from December 31, 2012. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,490,727 at December 31, 2012 to $1,567,890 at September 30, 2013, an increase of $77,163 or 5.2%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash, investments and other invested assets increased from $24,103,531 at December 31, 2012 to $24,972,955 at September 30, 2013, an increase of $869,424 or 3.6%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $698,622. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $316,426 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the nine months and three months ended September 30, 2013, no such transactions occurred. Through September 30, 2013, Investco had purchased 152,801 common shares from shareholders who had died or retired for a total purchase price of $4,229,376. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2013, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first and third quarters of 2013, which amounted to total ordinary cash dividends of $168,854 and $169,668, respectively. The dividends paid in 2013 have been reduced by $22,096, which represents a write back of uncashed dividends issued prior to 2008 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $19.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.4% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.00 per share as of September 30, 2013. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

A downgrade in our A.M. Best rating could impair our ability to sell insurance policies.

In September 2013, A.M. Best affirmed AMIC Ltd.’s financial strength rating of “A-” (Excellent) but revised the outlook assigned to the rating from “stable” to “negative.” Negative rating actions may result from larger than expected losses, a reduction in our capital and/or continued negative deviation from our business plan. A.M. Best is the most widely recognized insurance company rating agency.

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

Dated: November 14, 2013	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013

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