Form 10-K
period 2013-12-31
AMERINST INSURANCE GROUP LTD
filed 2014-03-25
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

000-28249

(Commission file number)

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Cedar Management Limited 25 Church Street, Continental Building P.O. Box HM 1601, Hamilton, Bermuda	HM GX
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2014, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $22,142,055 based on book value as of June 30, 2013.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 5, 2014	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2013

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	our ability to maintain our current A.M. Best financial rating strength of “A-” (Excellent) in light of A.M. Best’s downgrade of our outlook from “stable” to “negative”;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we”, “our” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $5,196,315 and $1,376,991 for the year ended December 31, 2013 compared to $3,373,308 and $856,085 for the year ended December 31, 2012, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of the Reinsurance Agreement is continuous and may be terminated by either party for any reason on or not less than 120 days’ prior written notice.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2014 and ending December 31, 2014. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

Lawrence Carlson, a certified public accountant and an independent contractor, provides the primary accounting functions to APSL. Our agreement with him, which was effective January 1, 2013, has no ending date but can be terminated by either party upon 30 days written notice.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. Harris Associates L.P., Aurora Investment Management, LLC and Tower Wealth Managers, Inc. provide discretionary investment advice with respect to our equity investments. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Darwin and State Bar programs. The primary methods of competition in our industry are based on price and quality of service. We believe that our focus on providing high-quality service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

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

AmerInst, through its wholly owned subsidiary, AMIC Ltd., is subject to regulation under the laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

APSL, a subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms has received regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him or her, the BMA may direct an insurer to produce documents or information in relation to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or if the insurer is in violation of the Insurance Act or the regulations thereunder or of any condition imposed on its registration as an insurer, the BMA may direct the insurer in certain respects, including not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize certain investments; to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premiums.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming to his or her knowledge, or his or her having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to him or her within 14 days. Examples of such an “event” include, but are not limited to, failure by the insurer to substantially comply with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

Except for business related to APSL, our business is conducted from offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for the meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for the APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2013 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2013, approximately $33.7 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $27 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2013 and 2012 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789

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

Employees

At December 31, 2013, APSL had 18 employees, 16 full-time salaried employees and 2 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees.

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

Developing Business

AmerInst has filed an application with the U.S. Patent and Trade Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health risks. Such securitization would be accomplished through equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies utilizing this structure and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept may be marketed.

Seasonality

We do not believe that either of our operating segments are seasonal in nature to a material degree.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). You may read any document we file with the Commission at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for information on the public reference room. The Commission also maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including AmerInst) file electronically with the Commission. The Commission’s internet site is www.sec.gov.

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

We have incurred net losses in 2013 and 2012 and may incur further losses if we are unable to generate significant revenues under our existing agency and reinsurance agreements.

We incurred net losses of $0.4 million and $0.7 million for the years ended December 31, 2013 and December 31, 2012, respectively, due to the costs incurred in the development of, and subsequent implementation of our new business plan, following the loss of our most significant customer in 2009. On January 5, 2009, AMIC Ltd., our wholly owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

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

Although our business plan has been in place for approximately four years, the Agency Agreement and Reinsurance Agreement and our ability to generate material revenue under either agreement remains unproven. Neither agreement may result in material revenue or profit which would adversely affect our financial condition and results of operations.

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

Our new business plan met A.M. Best’s higher capitalization requirements, which mandate a more conservative level of risk based capital. A.M. Best is the most widely recognized insurance company rating agency. In September 2013, A.M. Best affirmed AMIC Ltd.’s financial strength rating of “A-” (Excellent), but indicated that the outlook assigned to the rating is negative.

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

Similarly, if C&F’s A.M. Best’s rating should ever be downgraded, it could adversely affect our ability to solicit, underwrite, quote, bind, issue or endorse accountants’ professional liability and lawyers’ professional liability insurance coverage under our Agency Agreement with C&F or to reinsure under the Reinsurance Agreement a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

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

We reinsure professional liability insurance for certified public accountants and attorneys. The financial institutions and financial services segment may be particularly impacted by potential financial market turmoil. As a result, accountants and lawyers that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

Investco, our subsidiary, currently owns approximately 33.3% of our outstanding shares of common stock and has the ability to purchase additional shares. Shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2013, are as follows:

2014	$62,844
2015	101,315
2016	107,858
2017	110,813
2018	56,145

$438,975

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the policy, the Company limits Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco is only authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria are discontinued for the foreseeable future.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2013, Investco had purchased 167,798 common shares from shareholders who had died or retired for a total purchase price of $4,708,680. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2013	—	—	—	N/A
November 2013	—	—	—	N/A
December 2013	14,997	$31.96	14,997	N/A
Total	14,997	$31.96	14,997	N/A

(1)	As stated above, it is the Company’s policy to limit Investco’s repurchase of Company stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2013, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2013.

As of December 31, 2013, there were 1,775 holders of record of our common shares. During 2013 and 2012, we paid total ordinary cash dividends of $338,522 and $342,577, respectively, which represented two semi-annual payments of $0.25 per share. During 2013, the dividend amount paid was reduced by $22,096, which represented a write back of uncashed dividends issued prior to 2008 to shareholders that we have been unable to locate. During 2012, the total dividend amount paid was reduced by $14,585, which represented a write back of uncashed dividends issued prior to 2007 to shareholders that we were unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. See Note 14, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

The reinsurance segment had revenues of $5,196,315 for the year ended December 31, 2013 and $3,373,308 for the year ended December 31, 2012. Total losses and expenses for this segment were $3,937,404 for the year ended December 31, 2013 and $2,428,293 for the year ended December 31, 2012. This resulted in segment income of $1,258,911 and $945,015 for the years ended December 31, 2013 and 2012, respectively.

The insurance segment had revenues of $1,376,991 for the year ended December 31, 2013 and $856,085 for the year ended December 31, 2012. Operating and management expenses were $2,998,912 for the year ended December 31, 2013 and $2,535,193 for the year ended December 31, 2012. This resulted in segment losses of $1,621,921 and $1,679,108 for the years ended December 31, 2013 and 2012, respectively.

AmerInst has filed an application with the U.S. Patent and Trade Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health risks. Such securitization would be accomplished through equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies utilizing this structure and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept would be marketed.

Our results of operations for the years ended December 31, 2013 and December 31, 2012 are discussed below.

We operate our business with no long-term debt, no capital lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. AmerInst’s access to operating cash flows is through the payment of dividends from its subsidiaries.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of

December 31, 2013. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2013, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $2.1 million, the high estimate was $3.0 million, and the central estimate was $2.4 million. We selected reserves of $2,720,286 as of December 31, 2013, which is between the central estimate and high estimate of our independent actuary. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively, between the actuarial central estimate and high estimate.

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

Results of Operations

We recorded a net loss of $363,010 and $743,093 in 2013 and 2012, respectively. The decrease in the net loss is mainly attributable to (ii) the increase in commission income from $855,597 in 2012 to $1,376,622 in 2013 as a result of a higher volume of premiums written under the Agency Agreement and (ii) the increase in net realized gains on investments from $1,615,628 in 2012 to $2,857,323 in 2013, partially offset by (i) unfavorable development in the CAMICO book of business and (ii) the increase in operating and management expenses incurred by APSL, as discussed in further detail below.

Our net premiums earned were $2,063,277 for the year ended December 31, 2013 compared to $1,267,470 for the year ended December 31, 2012, an increase of $795,807 or 62.8%. The net premiums earned during 2013 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The net premiums earned during 2012 were attributable to net premium cessions from C&F under the Reinsurance Agreement in the amounts of $1,231,436 and to revisions to CAMICO premium estimates for prior years in the amounts of $36,034. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2013, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the years ended December 31, 2013 and 2012, we recorded commission income under the Agency Agreement of $1,376,622 and $855,597, respectively, an increase of $521,025 or 60.9%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2013.

We recorded other income of $98,156 for the year ended December 31, 2012, which represented (1) a $60,000 refund of non-resident withholding tax that was erroneously deducted from dividend income earned on our equity investment portfolio in prior years and (2) net interest received from PDIC in the amount of $38,156 in relation to funds that were held in deposit by PDIC pursuant to the 2003 excess of loss reinsurance agreement between AMIC Ltd. and PDIC. No additional “other income” was recorded for the year ended December 31, 2013.

We recorded net investment income of $276,084 for the year ended December 31, 2013 compared to $392,542 for the year ended December 31, 2012, a decrease of $116,458 or 29.7%. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during 2013 compared to 2012. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% in 2013, a marginal decrease from the 1.7% yield earned in 2012.

Sales of securities during the year ended December 31, 2013 resulted in realized gains on investments net of impairment of $2,857,323 compared to $1,615,628 during the year ended December 31, 2012, an increase of $1,241,695 or 76.9%. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position in 2013 compared to 2012.

Unrealized gain on investments was $5,789,076 at December 31, 2012 compared to $6,287,293 at December 31, 2013. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The increase in unrealized gain on investments was due primarily to an improvement in the market value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2013 and 2012 is as follows:

	2013	2012
U.S. government agency securities	2%	2%
Obligations of state and political subdivisions	35	34
Corporate debt securities	2	2
Equity securities (including the hedge fund)	61	62

	100%	100%

For the year ended December 31, 2013, we recorded loss and loss adjustment expenses of $1,945,857, derived by (1) multiplying a loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $2,063,277 and (2) unfavorable development in the CAMICO book of business of $656,309. For the year ended December 31, 2012, we recorded loss and loss adjustment expenses of $711,124, derived by multiplying a loss ratio of 57.9% and the net premiums earned under the Reinsurance Agreement of $1,231,436, partially offset by favorable development on PDIC.

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $763,423 for the year ended December 31, 2013 compared to policy acquisition costs of $456,953 for the year ended December 31, 2012. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the year ended December 31, 2013 were approximately 37% of the premiums earned under the Reinsurance Agreement of $2,063,277. The policy acquisition costs recorded for the year ended December 31, 2012 were approximately 37% of the premiums earned under the Reinsurance Agreement of $1,231,436, net of some immaterial policy acquisition costs and recoveries that were attributable to the revisions to the CAMICO premium estimates for prior years, respectively, as noted above.

The Company incurred operating and management expenses of $4,227,036 for the year ended December 31, 2013 compared to $3,795,409 for the year ended December 31, 2012, an increase of $431,627 or 11.4%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel in 2013.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2013 and 2012.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,095,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2013 and 2012.

	2013	2012
Balance classified as Level 3, beginning of year	$1,485,151	$1,395,933
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	146,449	89,218
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,631,600	$1,485,151

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2013 and 2012.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2013. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2013, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2013 and December 31, 2012, relating to eleven and three fixed maturity securities and none and one equity securities, amounted to $85,226 and $17,440, respectively. The reduction in the fair values of our fixed maturity securities was attributable to higher interest rates combined with the widening of credit spreads on our fixed income portfolio during 2013 compared to 2012. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $81,154 and $229,697 on one and three equity securities during the years ended December 31, 2013 and 2012, respectively.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2013 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2012. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

At December 31, 2013 and December 31, 2012, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

As of December 31, 2013, our total investments were $21,260,387, an increase of $1,011,085, or 5%, from $20,249,302 at December 31, 2012. This was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities in an unrealized gain position. The cash and cash equivalents balance increased from $1,034,485 at December 31, 2012 to $2,333,806 at December 31, 2013, an increase of $1,299,321 or 125.6%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,349,744 at December 31, 2012 to $151,414 at December 31, 2013, a decrease of $1,198,330 or 88.8%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2013 that have been reinvested. Other invested assets remained unchanged at $1,470,000 as at December 31, 2013 and December 31, 2012. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2013 was 4.43:1, compared to a ratio of 6.34:1 at December 31, 2012. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $24,103,531 at December 31, 2012 to $25,215,607 at December 31, 2013, an increase of $1,112,076 or 4.6%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,051,681. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $316,426 paid during the year.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2013, the balance was $468,438 compared to $274,526 as of December 31, 2012. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2013.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2013, the balance was $101,809 compared to $178,880 as of December 31, 2012. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $268,643 at December 31, 2012 to $402,607 at December 31, 2013. The increase in deferred policy acquisition costs in 2013 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is approximately 37%.

Prepaid expenses and other assets were $550,456 at December 31, 2013, an increase of 33.6% from December 31, 2012. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,490,727 at December 31, 2012 to $1,779,595 at December 31, 2013, an increase of $288,868 or 19.4%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement, which were partially offset by a reduction in expenses accrued in relation to professional fees. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

AmerInst paid two semi-annual dividends of $0.25 per share during 2013 and 2012. During 2013, the total dividend amount was reduced by $22,096 which represents a write back of uncashed dividends issued prior to 2008 to shareholders that we have been unable to locate. During 2012, the total dividend amount was reduced by $14,585, which represents a write back of uncashed dividends issued prior to 2007 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $19.87 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.41% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $32.40 per share as of December 31, 2013.

Total dividends paid were $316,426 and $327,992 in 2013 and 2012, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our new business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2013 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2013, approximately $33.7 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $27 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2013 and 2012 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2014, Investco had purchased 167,798 common shares from shareholders who had died or retired for a total purchase price of $4,708,680. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2013. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate only to accountants’ and attorneys’ professional liability from CAMICO and C&F programs, and were calculated under the methodologies described below.

CAMICO was a new program for the Company in 2005. The program provides professional liability coverage to accountants. To calculate the policy year ultimate losses and allocated loss adjustment expenses for

CAMICO the actuary applied paid and incurred loss development, paid and incurred BF, and expected loss and allocated loss adjustment expenses ratio methods to the actual CAMICO experience as of December 31, 2013. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expenses development information. The a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expenses method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2011. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by selecting and applying lower and higher a priori loss and allocated loss adjustment expense ratios for use in the actuarial methods, and by selecting low and high estimates of ultimate loss and allocated loss adjustment expense amounts from the results of the applied actuarial methods.

C&F was a new program for the Company in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied incurred loss development, incurred BF, and expected loss and allocated loss adjustment expense ratio methods to the actual C&F experience as of December 31, 2013, separately for accountants and lawyers experience. In the calculations, the actuary used an industry benchmark incurred loss and allocated loss adjustment expense development patterns. The Low, Central, and High a priori loss and allocated loss adjustment expenses ratios used in the BF and expected loss and allocated loss adjustment expense method calculations were selected based on previous work performed for AmerInst related to the pricing of accountants’ and lawyers’ professional liability insurance as well as on a review of industry ultimate loss ratios for accountants’ professional liability and lawyers’ professional liability coverages from publicly available data. The low and high scenario ultimate loss and allocated loss adjustment expense estimates were calculated by applying the selected Low and High a priori loss and allocated loss adjustment expense ratios in the actuarial methods, and by selecting low and high estimates of ultimate loss and allocated loss adjustment expense amounts from the results of the applied actuarial methods.

In 2003 and 2004, the Company participated in a program insuring lawyers’ professional liability coverage through PDIC. No unpaid claim liability related to the PDIC program remains as of year-end 2013; therefore no analysis related to this program was performed in 2013 nor will any analysis be performed going forward.

The following table shows the development of the estimated liability for the previous 10 years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of U.S. Dollars)

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross Liability for Loss and LAE Reserves	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	—	—	—	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$28,724	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Losses Re-estimated as of:
One Year Later	$27,210	$27,454	$26,323	$25,251	$22,139	$21,104	$1,490	$1,110	$939	$2,057	—
Two Years Later	24,962	24,893	23,493	19,780	18,006	20,980	1,399	1,006	1,591
Three Years Later	22,400	22,062	17,752	15,143	17,832	20,873	1,296	1,671
Four Years Later	19,570	16,321	13,916	15,011	17,740	20,786	1,959
Five Years Later	13,836	14,115	13,844	14,931	17,682	21,141
Six Years Later	12,976	14,076	13,784	14,899	17,790
Seven Years Later	12,953	13,974	13,782	14,935
Eight Years Later	12,894	13,974	13,810
Nine Years Later	12,894	13,974
Ten Years Later	12,894
Cumulative Redundancy (Deficiency)	15,830	15,728	15,075	13,226	9,621	3,275	(449)	(468)	(548)	(649)	—
Cumulative Amount Paid Through:
One Year Later	3,557	4,678	3,820	3,314	3,970	19,902	334	322	217	549	—
Two Years Later	6,943	7,729	6,166	6,310	17,208	20,195	656	444	685
Three Years Later	8,995	9,049	8,176	14,653	17,406	20,427	773	894
Four Years Later	9,690	10,225	13,675	14,759	17,540	20,480	1,223
Five Years Later	10,149	13,957	13,687	14,830	17,553	20,719
Six Years Later	12,885	13,969	13,747	14,839	17,657
Seven Years Later	12,892	13,974	13,752	14,910
Eight Years Later	12,895	13,974	13,810
Nine Years Later	12,895	13,974
Ten Years Later	12,895

The above table of losses re-estimated has been prepared on a net basis (i.e., loss and loss adjustment expenses and reinsurance recoveries receivable have not been grossed-up). The table has been prepared on a net basis due to the relative immateriality of reinsurance balances when considered in relation to total loss and loss adjustment expense reserves, and due to the costs of providing such information relative to any benefits of providing it.

The above table presents the development of balance sheet liabilities for 2003 through 2013 as of year-end 2013, and includes the CNA program liabilities through 2008 (the CNA program was commuted at year-end 2008). The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2007 liability has developed a $9,621,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2007 year end liability was originally $27,411,000. As of December 31, 2013, we had paid $17,657,000 of the currently estimated $17,790,000 of losses and LAE that had been incurred for 2007 and prior years through the end of 2013; thus an estimated $133,000 in losses incurred through 2007 remain unpaid as of the current financial statement date.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche Ltd.

Hamilton, Bermuda

March 25, 2014

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(expressed in U.S. dollars)

	2013	2012
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $8,186,861 and $7,340,536)	$8,232,335	$7,665,482
Equity securities, at fair value (cost $6,648,142 and $7,119,690)	13,028,052	12,583,820

TOTAL INVESTMENTS	21,260,387	20,249,302
Cash and cash equivalents	2,333,806	1,034,485
Restricted cash and cash equivalents	151,414	1,349,744
Other invested assets (Note 5)	1,470,000	1,470,000
Assumed reinsurance premiums receivable	468,438	274,526
Accrued investment income	70,881	77,620
Property and equipment (Note 6)	486,234	589,296
Deferred policy acquisition costs	402,607	268,643
Prepaid expenses and other assets	550,456	412,065

TOTAL ASSETS	$27,194,223	$25,725,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$2,720,286	$1,408,190
Unearned premiums	1,088,126	726,044
Assumed reinsurance payable	101,809	178,880
Accrued expenses and other liabilities	1,779,595	1,490,727

TOTAL LIABILITIES	$5,689,816	$3,803,841

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2013 and 2012: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	15,670,012	16,349,448
Accumulated other comprehensive income	6,425,384	5,789,076
Shares held by Subsidiary (331,577 and 319,835 shares) at cost	(7,873,535)	(7,499,230)

TOTAL SHAREHOLDERS’ EQUITY	21,504,407	21,921,840

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,194,223	$25,725,681

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2013 and 2012

(expressed in U.S. dollars)

	2013	2012
REVENUES
Net premiums earned (Note 9)	$2,063,277	$1,267,470
Commission income	1,376,622	855,597
Other income	—	98,156
Net investment income (Note 4)	276,084	392,542
Net realized gain on investments (Note 4)	2,857,323	1,615,628

TOTAL REVENUES	6,573,306	4,229,393

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 7)	1,945,857	711,124
Policy acquisition costs	763,423	456,953
Operating and management expenses (Note 10)	4,227,036	3,795,409

TOTAL LOSSES AND EXPENSES	6,936,316	4,963,486

LOSS BEFORE TAX	(363,010)	(734,093)

Income tax expense (Note 11)	—	—

NET LOSS AFTER TAX	(363,010)	(734,093)

BASIC AND DILUTED LOSS PER SHARE	$(0.54)	$(1.07)

Weighted average number of common shares outstanding for the year	674,110	683,106

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2013 and 2012

(expressed in U.S. dollars)

	2013	2012
NET LOSS AFTER TAX	$(363,010)	$(734,093)

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	3,493,631	2,148,355
Reclassification adjustment for (gains) included in net (loss)	(2,857,323)	(1,615,628)

TOTAL OTHER COMPREHENSIVE INCOME	636,308	532,727

COMPREHENSIVE INCOME (LOSS)	$273,298	$(201,366)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2013 and 2012

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2012	$995,253	$6,287,293	$17,411,533	$5,256,349	$(7,235,200)	$22,715,228
Net loss	—	—	(734,093)	—	—	(734,093)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	532,727	—	532,727
Purchase of shares by subsidiary, net	—	—	—	—	(264,030)	(264,030)
Dividends ($0.50 per share)	—	—	(327,992)	—	—	(327,992)

BALANCE AT DECEMBER 31, 2012	$995,253	$6,287,293	$16,349,448	$5,789,076	$(7,499,230)	$21,921,840

Net loss	—	—	(363,010)	—	—	(363,010)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	636,308	—	636,308
Purchase of shares by subsidiary, net	—	—	—	—	(374,305)	(374,305)
Dividends ($0.50 per share)	—	—	(316,426)	—	—	(316,426)

BALANCE AT DECEMBER 31, 2013	$995,253	$6,287,293	$15,670,012	$6,425,384	$(7,873,535)	$21,504,407

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2013 and 2012

(expressed in U.S. dollars)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(363,010)	$(734,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net premiums on investments	40,917	30,518
Depreciation and amortization on property and equipment	211,414	196,488
Net realized gains on sale of investments	(2,857,323)	(1,615,628)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(193,912)	(91,008)
Accrued investment income	6,739	16,919
Deferred policy acquisition costs	(133,964)	(122,417)
Prepaid expenses and other assets	(138,391)	(33,808)
Liability for losses and loss adjustment expenses	1,312,096	364,747
Unearned premiums	362,082	333,449
Assumed reinsurance payable	(77,071)	92,195
Accrued expenses and other liabilities	288,868	94,395

Net cash used in operating activities	(1,541,555)	(1,468,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	1,198,330	(913,820)
Purchases of property and equipment	(108,352)	(40,000)
Purchases of available-for-sale securities	(4,623,641)	(3,028,858)
Investment in other invested assets	—	(1,470,000)
Proceeds from sales of available-for-sale securities	5,985,270	5,937,943
Proceeds from redemptions of fixed maturity investments	—	1,000,000
Proceeds from maturities of fixed maturity investments	1,080,000	705,000

Net cash provided by investing activities	3,531,607	2,190,265

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(316,426)	(327,992)
Purchase of shares by subsidiary, net	(374,305)	(264,030)

Net cash used in financing activities	(690,731)	(592,022)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,299,321	130,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,034,485	904,485

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,333,806	$1,034,485

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst”, “Company”, “we”, “our” or “us.”) was formed under the laws of Bermuda in 1998. The Company, through its wholly owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provides accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties.

Entry into Agency Agreement

On September 25, 2009, AmerInst Professional Services, Limited, an indirect wholly-owned subsidiary (“APSL”), entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2013.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede and AMIC Ltd. agreed to accept as reinsurance a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of Reinsurance Agreement is continuous and may be terminated by either party for any reason on or not less than 120 days’ prior written notice.

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

RINITS™

AmerInst has filed an application with the U.S. Patent and Trade Office for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health risks. Such securitization would be accomplished through equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies utilizing this structure and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent.

In addition to the patent application, AmerInst has obtained a trademark under which the concept would be marketed.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of AmerInst and its operating wholly owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., APSL and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the liability for loss and loss adjustment expenses.

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

Cash and cash equivalents

Cash equivalents include money market funds and highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are depreciated using the straight-line method with estimated useful lives ranging from 3 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred.

Developmental costs for internal use software are capitalized in accordance with the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) topic 350 “Intangibles—Goodwill and Other”, generally, when the preliminary project stage is completed, management commits to funding and it is probable that the project will be completed and the software will be used to perform the functions intended. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives, generally for a period not to exceed 5 years.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the reliability of the deferred tax assets and assesses the need for additional valuation allowance annually.

Earnings per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. There are no dilutive securities.

New Accounting Pronouncements

(a) Adoption of New Accounting Standards

Balance Sheet Offsetting

In December 2011 (with a clarification amendment in January 2013), the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 was to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. The Company adopted ASU 2011-11 on ASU on January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”)

Effective January 1, 2013, we adopted Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The objective of ASU 2013-02 was to enhance disclosures about reclassification adjustments from AOCI. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2013 and 2012, AMIC Ltd. provided CAMICO with a letter of credit issued by Comerica Bank with supporting investments with a carrying value of $823,905 and $1,664,407, respectively. Also, at December 31, 2013 and 2012, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $6,998,324 and $7,030,415, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2013 and 2012 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$447,212	$—	$(695)	$446,517
Obligations of states and political subdivisions	7,418,912	116,530	(84,531)	7,450,911
Corporate debt securities	320,737	14,170	—	334,907

Total fixed maturity investments	8,186,861	130,700	(85,226)	8,232,335

Equity securities	5,648,142	5,748,310	—	11,396,452
Hedge fund	1,000,000	631,600	—	1,631,600

Total equity securities	6,648,142	6,379,910	—	13,028,052

Total investments	$14,835,003	$6,510,610	$(85,226)	$21,260,387

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Fixed maturity investments:
U.S. government agency securities	$446,713	$19,644	$—	$466,357
Obligations of states and political subdivisions	6,566,849	302,324	(14,604)	6,854,569
Corporate debt securities	326,974	17,582	—	344,556

Total fixed maturity investments	7,340,536	339,550	(14,604)	7,665,482

Equity securities	6,119,690	4,981,815	(2,836)	11,098,669
Hedge fund	1,000,000	485,151	—	1,485,151

Total equity securities	7,119,690	5,466,966	(2,836)	12,583,820

Total investments	$14,460,226	$5,806,516	$(17,440)	$20,249,302

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$446,517	$(695)	$446,517	$(695)
Obligations of states and political subdivisions	218,232	(12,689)	2,504,591	(71,842)	2,722,823	(84,531)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	218,232	(12,689)	2,951,108	(72,537)	3,169,340	(85,226)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$218,232	$(12,689)	$2,951,108	$(72,537)	$3,169,340	$(85,226)

As of December 31, 2013, there were eleven securities in an unrealized loss position with an estimated fair value of $3,169,340. Of these securities, one had been in an unrealized loss position for 12 months or greater. As of December 31, 2013, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2013 and 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2013
Due in one year or less	$1,759,042	$1,791,377
Due after one year through five years	4,365,014	4,407,628
Due after five years through ten years	1,878,035	1,864,567
Due after ten years	184,770	168,763

Total	$8,186,861	$8,232,335

	Amortized Cost	Estimated Fair Value
December 31, 2012
Due in one year or less	$1,081,039	$1,094,775
Due after one year through five years	3,410,272	3,603,525
Due after five years through ten years	2,658,925	2,775,483
Due after ten years	190,300	191,699

Total	$7,340,536	$7,665,482

Information on sales and maturities of investments during the twelve months ended December 31, 2013 and 2012 are as follows:

	2013	2012
Total proceeds on sales of available-for-sale securities	$5,985,270	$5,937,943
Total proceeds from redemptions of fixed maturity investments	—	1,000,000
Total proceeds from maturities of fixed maturity investments	1,080,000	705,000
Gross gains on sales	2,938,477	1,849,363
Gross losses on sales	—	(4,038)
Impairment losses	(81,154)	(229,697)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2013 and 2012.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
U.S. government agency securities	$466,357	$466,357	$—	$466,357	$—
Obligations of state and political subdivisions	6,854,569	6,854,569		6,854,569
Corporate debt securities	344,556	344,556		344,556

Total fixed maturity investments	7,665,482	7,665,482

Equity securities (excluding the hedge fund)	11,098,669	11,098,669	11,098,669
Hedge fund	1,485,151	1,485,151			1,485,151

Total equity securities	12,583,820	12,583,820

Total investments	$20,249,302	$20,249,302	$11,098,669	$7,665,482	$1,485,151

There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2013 and 2012.

	2013	2012
Balance classified as Level 3, beginning of year	$1,485,151	$1,395,933
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	146,449	89,218
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,631,600	$1,485,151

There were no transfers into or from Level 3 investments during the years ended December 31, 2013 and 2012.

In accordance with U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of FASB’s ASC 820 (“ASC 820”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2013 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2012. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major categories of net interest and dividend income are summarized as follows:

	2013	2012
Interest earned:
Fixed maturity investments	$264,758	$330,502
Short term investments and cash and cash equivalents	447	650
Dividends earned	138,724	190,133
Investment expenses	(127,845)	(128,743)

Net investment income	$276,084	$392,542

5. OTHER INVESTED ASSETS

At December 31, 2013 and December 31, 2012, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

6. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with APSL, at December 31, 2013 and 2012 at cost, less accumulated depreciation and amortization, totaled $486,234 and $589,296, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2013
Leasehold improvements	$1,865	$1,865	$—
Furniture and fixtures	29,184	14,351	14,833
Office equipment	18,123	10,244	7,879
Computer equipment	13,961	8,505	5,456
Computer software	2,670	2,448	222
Internal use software	1,067,952	610,108	457,844

Total	$1,133,755	$647,521	$486,234

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2012
Leasehold improvements	$1,865	$1,649	$216
Furniture and fixtures	25,184	10,468	14,716
Office equipment	18,123	7,655	10,468
Computer equipment	10,829	5,868	4,961
Computer software	2,670	1,558	1,112
Internal use software	966,732	408,909	557,823

Total	$1,025,403	$436,107	$589,296

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2013 and 2012 are as follows:

	2013	2012
Case basis estimates	$1,061,841	$630,190
IBNR reserves	1,658,445	778,000

Totals	$2,720,286	$1,408,190

Liability for losses and loss adjustment expense activity is as follows:

	2013	2012
Liability—beginning of year	$1,408,190	$1,043,443
Incurred related to:
Current year	818,327	508,571
Prior years	1,127,530	202,553

Total incurred	1,945,857	711,124

Paid related to:
Current year	(5,274)	(14,061)
Prior years	(628,487)	(332,316)

Total paid	(633,761)	(346,377)

Liability—end of year	$2,720,286	$1,408,190

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $1,127,530 and $202,553 in 2013 and 2012, respectively. The 2013 increase resulted from (1) reserves established under the Reinsurance Agreement and (2) unfavorable development on the CAMICO treaty, specifically in the 2007/2008 and 2008/2009 policy years. The 2012 increase resulted from reserves established under the Reinsurance Agreement, partially offset by favorable development on the PDIC treaty.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically purchased shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the Bermuda Monetary Authority (“BMA”) has authorized additional purchase on a negotiated case-by-case basis, and such purchases have typically been negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the new policy that was effective immediately, the Company limits the repurchases of Company stock to $500,000 per calendar year. In addition, repurchases are only authorized without Board approval from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria will be discontinued for the foreseeable future.

9. PREMIUMS WRITTEN

Premiums written were $2,425,358 and $1,600,919 during 2013 and 2012, respectively. The premiums written during the year ended December 31, 2013 were attributable to premium cessions from C&F under the Reinsurance Agreement. The premiums written during the year ended December 31, 2012 were attributable to premium cessions from C&F under the Reinsurance Agreement in the amount of $1,564,885 and to revisions to CAMICO premium estimates for prior years in the amount of $36,034.

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited. The Company paid Cedar Management Limited $320,000 in fees during 2013 and 2012.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $545,681 in 2013 and $525,317 in 2012. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $105,000 and $90,417 for the years ended December 31, 2013 and 2012, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2013 and 2012, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2013	2012
Capitalized start-up expenses	$225,000	$245,000
Operating loss carryforwards	3,449,000	2,815,000
Depreciation and amortization	(131,000)	(163,000)

Deferred tax assets before valuation allowance	3,543,000	2,897,000
Valuation allowance	(3,543,000)	(2,897,000)

Deferred tax assets net of valuation allowance	$—	$—

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2013 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2013, approximately $33.7 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $27 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2013 and 2012 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931
December 31, 2012	$1,000,000	$33,911,845	$14,858,789	$14,858,789

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2013 and 2012 was $1,382,860 and $340,078, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2013	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$329,876	$460,457	$496,569	$776,375
Commission income	303,562	298,348	366,294	408,418
Net investment income	65,292	82,784	63,795	64,213
Net realized gain	760,702	1,067,045	329,200	700,376

Total revenues	$1,459,432	$1,908,634	$1,255,858	$1,949,382

Net income (loss)	$120,970	$130,213	$(391,912)	$(222,281)
Basic and diluted income (loss) per share	$0.18	$0.19	$(0.58)	$(0.33)

2012	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$176,821	$276,451	$425,344	$388,854
Commission income	214,944	190,632	209,663	240,358
Other income	98,156	—	—	—
Net investment income	95,266	111,854	92,136	93,286
Net realized gain	609,093	2,935	494,271	509,329

Total revenues	$1,194,280	$581,872	$1,221,414	$1,231,827

Net income (loss)	$82,388	$(701,535)	$(51,226)	$(63,720)
Basic and diluted income (loss) per share	$0.12	$(1.02)	$(0.07)	$(0.10)

14. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	December 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,196,315	$1,376,991	$6,573,306
Total losses and expenses	3,937,404	2,998,912	6,936,316
Segment income (loss)	1,258,911	(1,621,921)	(363,010)
Identifiable assets	—	486,234	486,234

	December 31, 2012
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,373,308	$856,085	$4,229,393
Total losses and expenses	2,428,293	2,535,193	4,963,486
Segment income (loss)	945,015	(1,679,108)	(734,093)
Identifiable assets	—	589,296	589,296

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCK COMPENSATION

APSL has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2013, 1,222 phantom shares were granted arising from the dividends declared on the Company’s common shares. 80,539 phantom shares were outstanding at December 31, 2013.

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

The following table provides a reconciliation of the beginning and ending balance of non-vested phantom shares for the year ended December 31, 2013:

Number of Phantom Shares
Outstanding—beginning	80,074
Granted—initial grant on the employment date	11,252
Granted—arising from dividends declared during the quarter	1,222
Forfeited—due to departure from APSL prior to vesting date	(12,009)

Outstanding—ending	80,539

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2013 or December 31, 2012.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES

APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2014	$62,844
2015	101,315
2016	107,858
2017	110,813
2018	56,145

$438,975

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with accountants on accounting and financial disclosure. Our retention of Deloitte & Touche Ltd. has been ratified by our Audit Committee and our shareholders. There have been no disagreements with Deloitte & Touche Ltd. with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2013.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 5, 2014 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of which is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 31.

(a)(2)	See Index to Financial Statements and Schedules on page 31.

(a)(3)	See Index to Exhibits set forth on pages 60 – 61 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 31.

INVESTMENTS—SCHEDULE I

AmerInst Insurance Group, Ltd.

Consolidated Summary of Investments

as of December 31, 2013

Type of investment	Cost (1)	Fair Value	Amount at which shown on the Balance Sheet
Bonds:
U.S government and agencies and authorities	$447,212	$446,517	$446,517
States, municipalities and political subdivisions	7,418,912	7,450,911	7,450,911
Corporate debt securities	320,737	334,907	334,907

Total bonds	8,186,861	8,232,335	8,232,335

Total fixed maturity investments	8,186,861	8,232,335	8,232,335

Equities:
Common stocks:
Bank, trust and insurance companies	583,025	1,201,700	1,201,700
Hedge fund, industrial, miscellaneous and all other	6,065,117	11,826,352	11,826,352

Total equity securities	6,648,142	13,028,052	13,028,052

Total investments	$14,835,003	$21,260,387	$21,260,387

(1)	Adjusted cost of equity securities, taking into account other than temporary impairment charges, and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2014	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 25, 2014

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2014

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 25, 2014

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 25, 2014

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 25, 2014

/S/ DAVID R. KLUNK David R. Klunk	Director	March 25, 2014

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 25, 2014

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 25, 2014

INDEX TO EXHIBITS

Year ended December 31, 2013

Exhibit Number	Description
3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)

10.3	Director Compensation Summary*

10.4	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.5	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008—incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.6	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2011—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/25/11) (No. 000-28249)

10.8	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.9	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.10	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

Exhibit Number	Description
10.11	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.12	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.13	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2013 (filed 3/28/13) (No. 000-28249)

10.14	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2014*

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith