Form 10-Q
period 2014-03-31
AMERINST INSURANCE GROUP LTD
filed 2014-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014.

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

As of May 1, 2014, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	our ability to maintain our current A.M. Best financial rating strength of “A-” (Excellent) in light of A.M. Best’s downgrade of our outlook from “stable” to “negative”;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2014	As of December 31, 2013
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,175,206 and $8,186,861)	$8,258,178	$8,232,335
Equity securities, available for sale, at fair value (cost $6,947,954 and $6,648,142)	12,995,354	13,028,052

TOTAL INVESTMENTS	21,253,532	21,260,387
Cash and cash equivalents	2,172,789	2,333,806
Restricted cash and cash equivalents	232,765	151,414
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	781,490	468,438
Accrued investment income	80,378	70,881
Property and equipment	430,227	486,234
Deferred policy acquisition costs	570,954	402,607
Prepaid expenses and other assets	540,665	550,456

TOTAL ASSETS	$27,532,800	$27,194,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$2,897,967	$2,720,286
Unearned premium	1,543,118	1,088,126
Assumed reinsurance balances payable	353,209	101,809
Accrued expenses and other liabilities	1,482,003	1,779,595

TOTAL LIABILITIES	$6,276,297	$5,689,816

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2014 and 2013: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,717,120	15,670,012
Accumulated other comprehensive income	6,130,372	6,425,384
Shares held by Subsidiary (331,577 and 331,577 shares) at cost	(7,873,535)	(7,873,535)

TOTAL SHAREHOLDERS’ EQUITY	21,256,503	21,504,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,532,800	$27,194,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
REVENUE
Net premiums earned	$785,473	$329,876
Commission income	499,126	303,562
Net investment income	64,690	65,292
Net realized gain on investments	796,735	760,702

TOTAL REVENUE	2,146,024	1,459,432
LOSSES AND EXPENSES
Losses and loss adjustment expenses	498,775	206,173
Policy acquisition costs	290,626	122,061
Operating and management expenses	1,143,597	1,010,228

TOTAL LOSSES AND EXPENSES	1,932,998	1,338,462

NET INCOME BEFORE TAX	$213,026	$120,970

Income tax expense	—	—
NET INCOME AFTER TAX	$213,026	$120,970
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains arising during the period	501,723	1,224,631
Reclassification adjustment for gains included in net income	(796,735)	(760,702)

OTHER COMPREHENSIVE (LOSS) INCOME	(295,012)	463,929

COMPREHENSIVE (LOSS) INCOME	$(81,986)	$584,899

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,670,012	$16,349,448
Net income	213,026	120,970
Dividends	(165,918)	(168,854)

RETAINED EARNINGS, END OF PERIOD	15,717,120	16,301,564

Per share amounts
Basic and diluted income per share	$0.32	$0.18

Dividends	$0.25	$0.25

Weighted average number of shares outstanding for the entire period	663,676	675,418

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(410,673)	$(831,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(81,351)	212,973
Purchases of property and equipment	—	(3,132)
Purchases of available-for-sale securities	(1,056,946)	(1,086,822)
Proceeds from sales of available-for-sale securities	1,553,871	1,462,699
Proceeds from maturities of fixed maturity investments	—	250,000

Net Cash provided by Investing Activities	415,574	835,718

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(165,918)	(168,854)

Net Cash used in Financing Activities	(165,918)	(168,854)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,017)	(165,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,333,806	$1,034,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,172,789	$869,385

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2013 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

There were no recently issued accounting pronouncements that had a material impact on the Company’s financial statements or disclosures.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2014 and December 31, 2013 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,338	$1,168	$—	$448,506
Obligations of states and political subdivisions	7,408,720	124,742	(58,314)	7,475,148
Corporate debt securities	319,148	15,376	—	334,524

Total fixed maturity investments	8,175,206	141,286	(58,314)	8,258,178

Equity securities	5,947,954	5,388,569	(464)	11,336,059
Hedge fund	1,000,000	659,295	—	1,659,295

Total equity securities	6,947,954	6,047,864	(464)	12,995,354

Total investments	$15,123,160	$6,189,150	$(58,778)	$21,253,532

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$447,212	$—	$(695)	$446,517
Obligations of states and political subdivisions	7,418,912	116,530	(84,531)	7,450,911
Corporate debt securities	320,737	14,170	—	334,907

Total fixed maturity investments	8,186,861	130,700	(85,226)	8,232,335

Equity securities	5,648,142	5,748,310	—	11,396,452
Hedge fund	1,000,000	631,600	—	1,631,600

Total equity securities	6,648,142	6,379,910	—	13,028,052

Total investments	$14,835,003	$6,510,610	$(85,226)	$21,260,387

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	706,001	(24,418)	1,654,110	(33,896)	2,360,111	(58,314)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	706,001	(24,418)	1,654,110	(33,896)	2,360,111	(58,314)

Equity securities	—	—	16,625	(464)	16,625	(464)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	16,625	(464)	16,625	(464)

Total investments	$706,001	$(24,418)	$1,670,735	$(34,360)	$2,376,736	$(58,778)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$446,517	$(695)	$446,517	$(695)
Obligations of states and political subdivisions	218,232	(12,689)	2,504,591	(71,842)	2,722,823	(84,531)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	218,232	(12,689)	2,951,108	(72,537)	3,169,340	(85,226)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$218,232	$(12,689)	$2,951,108	$(72,537)	$3,169,340	$(85,226)

As of March 31, 2014 and December 31, 2013, there were eleven securities in an unrealized loss position with an estimated fair value of $2,376,736 and $3,169,340, respectively. As of March 31, 2014 and December 31, 2013, two and one of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2014 and December 31, 2013, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At March 31, 2014 and December 31, 2013, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2014. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2014, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2014 and December 31, 2013, relating to nine and eleven fixed maturity securities and two and none equity securities, amounted to $58,778 and $85,226, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the quarters ended March 31, 2014 and 2013, the Company recorded a total other-than-temporary impairment charge of $346 and $81,154, respectively, on one equity security, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

While we obtain pricing from independent pricing services, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we periodically update our understanding of the pricing methodologies used by the independent pricing services. We also undertake further analysis with respect to prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

There have been no material changes to our valuation techniques from what was used as of December 31, 2013. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2014 and December 31, 2013:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2014
U.S. government agency securities	$448,506	$448,506	$—	$448,506	$—
Obligations of state and political subdivisions	7,475,148	7,475,148		7,475,148
Corporate debt securities	334,524	334,524		334,524

Total fixed maturity investments	8,258,178	8,258,178

Equity securities (excluding the hedge fund)	11,336,059	11,336,059	11,336,059
Hedge fund	1,659,295	1,659,295			1,659,295

Total equity securities	12,995,354	12,995,354

Total investments	$21,253,532	$21,253,532	$11,336,059	$8,258,178	$1,659,295

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2014 and 2013:

	Hedge Fund Investment Three Months ended
	March 31, 2014	March 31, 2013
Balance classified as Level 3, beginning of period	$1,631,600	$1,485,151
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	27,695	38,284
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,659,295	$1,523,435

There were no transfers into or from Level 3 during the three months ended March 31, 2014 and 2013.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2014
Due in one year or less	$1,757,112	$1,778,099
Due after one year through five years	5,021,077	5,091,510
Due after five years through ten years	1,213,648	1,222,428
Due after ten years	183,369	166,141

Total	$8,175,206	$8,258,178

	Amortized Cost	Estimated Fair Value
As of December 31, 2013
Due in one year or less	$1,759,042	$1,791,377
Due after one year through five years	4,365,014	4,407,628
Due after five years through ten years	1,878,035	1,864,567
Due after ten years	184,770	168,763

Total	$8,186,861	$8,232,335

Information on sales and maturities of investments during the three months ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Total proceeds on sales of available-for-sale securities	$1,553,871	$1,462,699
Proceeds from redemptions of fixed maturity investments	—	250,000
Gross gains on sales	797,081	841,856
Gross losses on sales	—	—
Impairment losses	(346)	(81,154)

Major categories of net investment income during the three months ended March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014	March 31, 2013
Interest earned:
Fixed maturity investments	$63,495	$68,037
Short term investments and cash and cash equivalents	161	152
Dividends earned	32,996	28,617
Investment expenses	(31,962)	(31,514)

Net investment income	$64,690	$65,292

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2014 and 2013.

	As of and for the Three Months Ended March 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,646,750	$499,274	$2,146,024
Total losses and expenses	1,137,061	795,937	1,932,998
Segment income (loss)	509,689	(296,663)	213,026
Identifiable assets	—	430,227	430,227

	As of and for the Three Months Ended March 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,155,745	$303,687	$1,459,432
Total losses and expenses	634,652	703,810	1,338,462
Segment income (loss)	521,093	(400,123)	120,970
Identifiable assets	—	543,307	543,307

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2014, 622 phantom shares were granted arising from the dividends declared on the Company’s common shares. 81,161 phantom shares were outstanding at March 31, 2014.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under this phantom share plan is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2015 for three of these employees and January 1, 2018 for the fourth employee.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2014.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2013 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company”, “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and whollyowned subsidiary of AmerInst Mezco, Ltd. which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. Our principal offices are c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $1,646,750 and $499,274 for the three months ended March 31, 2014 compared to $1,155,745 and $303,687 for the three months ended March 31, 2013, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Mr. Lawrence Carlson, a certified public accountant and an independent contractor, provides the primary accounting functions to APSL. Our agreement with him, which was effective January 1, 2013, has no ending date but can be terminated by either party upon 30 days written notice.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We recorded a net income of $213,026 during the first quarter of 2014 compared to net income of $120,970 for the same period in 2013. The increase in net income was mainly attributable to the increase in commission income from $303,562 in the first quarter of 2013 to $499,126 in the first quarter of 2014 as a result of a higher volume of premiums written under the Agency Agreement, partially offset by the increase in operating and management expenses from $1,010,228 in the first quarter of 2013 to $1,143,597 in the first quarter 2014, as discussed in further detail below.

Our net premiums earned for the first quarter of 2014 were $785,473 compared to $329,876 for the first quarter of 2013, an increase of $455,597 or 138.1%. The net premiums earned during the quarters ended March 31, 2014 and 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first quarter of 2014 compared to the same period in 2013 resulted from increased cessions from C&F in 2014, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the quarters ended March 31, 2014 and 2013, we recorded commission income under the Agency Agreement of $499,126 and $303,562, respectively, an increase of $195,564 or 64.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $64,690 for the quarter ended March 31, 2014 compared to $65,292 for the quarter ended March 31, 2013. The slight decline in net investment income was due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2014 compared to the same period in 2013. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended March 31, 2014, compared to the 1.1% yield earned for the quarter ended March 31, 2013.

Sales of securities for the quarter ended March 31, 2014 resulted in realized gains on investments net of impairment of $796,735 compared to $760,702 during the quarter ended March 31, 2013, an increase of $36,033. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position compared to 2013.

For the quarters ended March 31, 2014 and 2013, we recorded loss and loss adjustment expenses of $498,775 and $206,173, respectively, derived by multiplying our estimated loss ratio of 63.5% and 62.5%, respectively, and the net premiums earned under the Reinsurance Agreement of $785,473 and $329,876, respectively.

We recorded policy acquisition costs of $290,626 in the first quarter of 2014 compared to $122,061 for the same period in 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2014 and 2013 were 37% of the net premiums earned under the Reinsurance Agreement of $785,473 and $329,876, respectively.

We incurred operating and management expenses of $1,143,597 in the first quarter 2014 compared to $1,010,228 for the same period in 2013, an increase of $133,369 or 13.2%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel after the first quarter of 2013.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,646,750	$499,274	$2,146,024
Total losses and expenses	1,137,061	795,937	1,932,998
Segment income (loss)	509,689	(296,663)	213,026
Identifiable assets	—	430,227	430,227

	As of and for the Three Months Ended March 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,155,745	$303,687	$1,459,432
Total losses and expenses	634,652	703,810	1,338,462
Segment income (loss)	521,093	(400,123)	120,970
Identifiable assets	—	543,307	543,307

FINANCIAL CONDITION

As of March 31, 2014, our total investments were $21,253,532, a decrease of $6,855 from $21,260,387 at December 31, 2013. This was primarily due to the sales of certain equity securities in an unrealized gain position, partially offset by the increase in the fair value of certain equity securities as a result of favorable market conditions. The cash and cash equivalents balance decreased from $2,333,806 at December 31, 2013 to $2,172,789 at March 31, 2014, a decrease of $161,017 or 6.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $151,414 at December 31, 2013 to $232,765 at March 31, 2014, an increase of $81,351 or 53.7%. The increase is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2014 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of March 31, 2014 and December 31, 2013. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2014 was 4.00:1, compared to a ratio of 4.43:1 at December 31, 2013. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2014, the balance was $781,490 compared to $468,438 as of December 31, 2013. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2014, the balance was $353,209 compared to $101,809 as of December 31, 2013. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $402,607 at December 31, 2013 to $570,954 at March 31, 2014. The increase in deferred policy acquisition costs in 2014 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $540,665 at March 31, 2014, a decrease of 1.8% from December 31, 2013. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,779,595 at December 31, 2013 to $1,482,003 at March 31, 2014, a decrease of $297,592 or 16.7%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2013 Form 10-K.

Total cash, investments and other invested assets decreased from $23,745,607 at December 31, 2013 to $23,659,086 at March 31, 2014, a decrease of $86,521 or .4%. The net decrease resulted primarily from net cash outflows to fund the operations of APSL and dividends of $165,918 paid during the first quarter of 2014. These cash outflows were partially offset by the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $398,747.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the three months ended March 31, 2014, no such transactions occurred. Through March 31, 2014, Investco had purchased 167,798 common shares from shareholders who had died or retired for a total purchase price of $4,708,680. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2014, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2014, which amounted to total ordinary cash dividends of $165,918. Since we began paying dividends in 1995, our original shareholders have received $20.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.4% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $32.03 per share as of March 31, 2014. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Cedar Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601 Hamilton, Bermuda HM GX, Attention: Investor Relations (441) 295-6015. The information on our internet site is not incorporated by reference into this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2013 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: May14, 2014	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 14, 2014

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