Form 10-Q
period 2014-06-30
AMERINST INSURANCE GROUP LTD
filed 2014-08-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014.

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

As of August 1, 2014, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2014	As of December 31, 2013
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $7,593,573 and $8,186,861)	$7,710,345	$8,232,335
Equity securities, available for sale, at fair value (cost $7,428,169 and $6,648,142)	13,823,761	13,028,052

TOTAL INVESTMENTS	21,534,106	21,260,387
Cash and cash equivalents	2,372,087	2,333,806
Restricted cash and cash equivalents	260,834	151,414
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	621,051	468,438
Accrued investment income	65,761	70,881
Property and equipment	403,697	486,234
Deferred policy acquisition costs	616,176	402,607
Prepaid expenses and other assets	667,887	550,456

TOTAL ASSETS	$28,011,599	$27,194,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$3,122,168	$2,720,286
Unearned premium	1,665,340	1,088,126
Assumed reinsurance balances payable	300,253	101,809
Accrued expenses and other liabilities	1,679,434	1,779,595

TOTAL LIABILITIES	$6,767,195	$5,689,816

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2014 and 2013: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,253,029	15,670,012
Accumulated other comprehensive income	6,512,364	6,425,384
Shares held by Subsidiary (329,400 and 331,577 shares) at cost	(7,803,535)	(7,873,535)

TOTAL SHAREHOLDERS’ EQUITY	21,244,404	21,504,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,011,599	$27,194,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
REVENUE
Net premiums earned	$1,649,043	$790,333	$863,570	$460,457
Commission income	959,935	601,910	460,809	298,348
Net investment income	144,209	148,076	79,519	82,784
Net realized gain on investments	1,021,893	1,827,747	225,158	1,067,045

TOTAL REVENUE	3,775,080	3,368,066	1,629,056	1,908,634

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,047,142	704,725	548,367	498,552
Policy acquisition costs	610,148	292,431	319,522	170,370
Operating and management expenses	2,368,855	2,119,727	1,225,258	1,109,499

TOTAL LOSSES AND EXPENSES	4,026,145	3,116,883	2,093,147	1,778,421

NET (LOSS) INCOME BEFORE TAX	(251,065)	251,183	(464,091)	130,213
Income tax expense	—	—	—	—
NET (LOSS) INCOME AFTER TAX	$(251,065)	$251,183	$(464,091)	$130,213

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	1,108,873	1,860,633	607,150	636,002
Reclassification adjustment for gains included in net (loss) income	(1,021,893)	(1,827,747)	(225,158)	(1,067,045)

OTHER COMPREHENSIVE INCOME (LOSS)	86,980	32,886	381,992	(431,043)

COMPREHENSIVE (LOSS) INCOME	$(164,085)	$284,069	$(82,099)	$(300,830)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,670,012	$16,349,448	$15,717,120	$16,301,564
Net (loss) income	(251,065)	251,183	(464,091)	130,213
Dividends	(165,918)	(168,854)	—	—

RETAINED EARNINGS, END OF PERIOD	$15,253,029	$16,431,777	$15,253,029	$16,431,777

Per share amounts
Basic and diluted (loss) income	$(0.38)	$0.37	$(0.70)	$0.19

Dividends	$0.25	$0.25	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	664,402	676,503	664,765	677,046

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(468,773)	$(1,053,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(109,420)	665,736
Purchases of property and equipment	(29,700)	(5,132)
Purchases of available-for-sale securities	(1,567,594)	(3,308,013)
Proceeds from sales of available-for-sale securities	1,809,460	3,463,883
Proceeds from redemptions of fixed maturity investments	125,226	—
Proceeds from maturities of fixed maturity investments	445,000	830,000

Net Cash provided by Investing Activities	672,972	1,646,474

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(165,918)	(168,854)

Net Cash used in Financing Activities	(165,918)	(168,854)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,281	423,980
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,333,806	$1,034,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,372,087	$1,458,465

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2014 and December 31, 2013 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014
Fixed maturity investments:
U.S. government agency securities	$447,466	$4,132	$—	$451,598
Obligations of states and political subdivisions	6,828,560	124,615	(27,008)	6,926,167
Corporate debt securities	317,547	15,033	—	332,580

Total fixed maturity investments	7,593,573	143,780	(27,008)	7,710,345

Equity securities	6,428,169	5,748,223	(9,324)	12,167,068
Hedge fund	1,000,000	656,693	—	1,656,693

Total equity securities	7,428,169	6,404,916	(9,324)	13,823,761

Total investments	$15,021,742	$6,548,696	$(36,332)	$21,534,106

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$447,212	$—	$(695)	$446,517
Obligations of states and political subdivisions	7,418,912	116,530	(84,531)	7,450,911
Corporate debt securities	320,737	14,170	—	334,907

Total fixed maturity investments	8,186,861	130,700	(85,226)	8,232,335

Equity securities	5,648,142	5,748,310	—	11,396,452
Hedge fund	1,000,000	631,600	—	1,631,600

Total equity securities	6,648,142	6,379,910	—	13,028,052

Total investments	$14,835,003	$6,510,610	$(85,226)	$21,260,387

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,384,599	(26,123)	374,116	(885)	2,758,715	(27,008)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,384,599	(26,123)	374,116	(885)	2,758,715	(27,008)

Equity securities	—	—	554,068	(9,324)	554,068	(9,324)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	554,068	(9,324)	554,068	(9,324)

Total investments	$2,384,599	$(26,123)	$928,184	$(10,209)	$3,312,783	$(36,332)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$446,517	$(695)	$446,517	$(695)
Obligations of states and political subdivisions	218,232	(12,689)	2,504,591	(71,842)	2,722,823	(84,531)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	218,232	(12,689)	2,951,108	(72,537)	3,169,340	(85,226)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$218,232	$(12,689)	$2,951,108	$(72,537)	$3,169,340	$(85,226)

As of June 30, 2014 and December 31, 2013, there were 18 and 11 securities in an unrealized loss position with an estimated fair value of $3,312,783 and $3,169,340, respectively. As of June 30, 2014 and December 31, 2013, nine and one of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2014 and December 31, 2013, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities to maturity and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At June 30, 2014 and December 31, 2013, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2014. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2014, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2014 and December 31, 2013, relating to10 and 11 fixed maturity securities and eight and zero equity securities, amounted to $36,332 and $85,226, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2014, the Company recorded a total other-than-temporary impairment charge of $2,236 and $1,890 on two and one equity securities, respectively, as a result of the decline in fair value below cost. During the six months ended June 30, 2013, the Company recorded a total other-than-temporary impairment charge of $81,154 on one equity security, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended June 30, 2013.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2013. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2014 and December 31, 2013:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2014
U.S. government agency securities	$451,598	$451,598	$—	$451,598	$—
Obligations of state and political subdivisions	6,926,167	6,926,167		6,926,167
Corporate debt securities	332,580	332,580		332,580

Total fixed maturity investments	7,710,345	7,710,345

Equity securities (excluding the hedge fund)	12,167,068	12,167,068	12,167,068
Hedge fund	1,656,693	1,656,693			1,656,693

Total equity securities	13,823,761	13,823,761

Total investments	$21,534,106	$21,534,106	$12,167,068	$7,710,345	$1,656,693

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2014 and 2013:

	Hedge Fund Investment Six Months ended
	June 30, 2014	June 30, 2013
Balance classified as Level 3, beginning of period	$1,631,600	$1,485,151
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	25,093	77,073
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,656,693	$1,562,224

There were no transfers into or from Level 3 during the six months ended June 30, 2014 and 2013.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2014 and 2013:

	Hedge Fund Investment Three Months ended
	June 30, 2014	June 30, 2013
Balance classified as Level 3, beginning of period	$1,659,295	$1,523,435
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	(2,602)	38,789
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,656,693	$1,562,224

There were no transfers into or from Level 3 during the three months ended June 30, 2014 and 2013.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2014
Due in one year or less	$1,595,835	$1,613,219
Due after one year through five years	4,603,346	4,682,382
Due after five years through ten years	1,212,430	1,235,982
Due after ten years	181,962	178,762

Total	$7,593,573	$7,710,345

	Amortized Cost	Estimated Fair Value
As of December 31, 2013
Due in one year or less	$1,759,042	$1,791,377
Due after one year through five years	4,365,014	4,407,628
Due after five years through ten years	1,878,035	1,864,567
Due after ten years	184,770	168,763

Total	$8,186,861	$8,232,335

Information on sales and maturities of investments during the six months ended June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Total proceeds on sales of available-for-sale securities	$1,809,460	$3,463,883
Proceeds from redemptions of fixed maturity investments	125,226	—
Total proceeds from maturities of fixed maturity investments	445,000	830,000
Gross gains on sales	1,024,129	1,908,901
Gross losses on sales	—	—
Impairment losses	(2,236)	(81,154)

Information on sales and maturities of investments during the three months ended June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Total proceeds on sales of available-for-sale securities	$255,589	$2,001,184
Proceeds from redemptions of fixed maturity investments	125,226	—
Total proceeds from maturities of fixed maturity investments	445,000	580,000
Gross gains on sales	227,048	1,067,045
Gross losses on sales	—	—
Impairment losses	(1,890)	—

Major categories of net investment income during the six months ended June 30, 2014 and 2013 are summarized as follows:

	June 30, 2014	June 30, 2013
Interest earned:
Fixed maturity investments	$124,569	$137,371
Short term investments and cash and cash equivalents	266	230
Dividends earned	84,146	73,848
Investment expenses	(64,772)	(63,373)

Net investment income	$144,209	$148,076

Major categories of net investment income during the three months ended June 30, 2014 and 2013 are summarized as follows:

	June 30, 2014	June 30, 2013
Interest earned:
Fixed maturity investments	$61,074	$69,334
Short term investments and cash and cash equivalents	105	78
Dividends earned	51,150	45,231
Investment expenses	(32,810)	(31,859)

Net investment income	$79,519	$82,784

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2014 and 2013.

	As of and for the Six Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,814,898	$960,182	$3,775,080
Total losses and expenses	2,416,686	1,609,459	4,026,145
Segment income (loss)	398,212	(649,277)	(251,065)
Identifiable assets	—	403,697	403,697

	As of and for the Six Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,765,968	$602,098	$3,368,066
Total losses and expenses	1,696,573	1,420,310	3,116,883
Segment income (loss)	1,069,395	(818,212)	251,183
Identifiable assets	—	492,544	492,544

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2014 and 2013.

	As of and for the Three Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,168,148	$460,908	$1,629,056
Total losses and expenses	1,279,625	813,522	2,093,147
Segment loss	(111,477)	(352,614)	(464,091)
Identifiable assets	—	403,697	403,697

	As of and for the Three Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,610,223	$298,411	$1,908,634
Total losses and expenses	1,061,921	716,500	1,778,421
Segment income (loss)	548,302	(418,089)	130,213
Identifiable assets	—	492,544	492,544

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2014, no phantom shares were granted because no dividends were declared on the Company’s common shares. During the six months ended June 30, 2014, 622 phantom shares were granted arising from the dividends declared on the Company’s common shares. 81,161 phantom shares were outstanding at June 30, 2014.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2014.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $2,814,898 and $960,182 for the six months ended June 30, 2014 compared to $2,765,968 and $602,098 for the six months ended June 30, 2013, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We recorded a net loss of $251,065 for the six months ended June 30, 2014 compared to net income of $251,183 for the same period in 2013. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $1,827,747 for the six months ended June 30, 2013 to $1,021,893 for the six months ended June 30, 2014 as a result of decreased sales of equity securities in an unrealized gain position during the first six months of 2014 compared to the same period in 2013, partially offset by the increase in commission income from $601,910 for the six months ended June 30, 2013 to $959,935 for the six months ended June 30, 2014 as a result of a higher volume of premiums written under the Agency Agreement, as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2014 were $1,649,043 compared to $790,333 for the six months ended June 30, 2013, an increase of $858,710 or 108.7%. The net premiums earned for the six months ended June 30, 2014 and 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2014 compared to the same period in 2013 resulted from increased cessions from C&F in 2014, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the six months ended June 30, 2014 and 2013, we recorded commission income under the Agency Agreement of $959,935 and $601,910, respectively, an increase of $358,025 or 59.5%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $144,209 for the six months ended June 30, 2014 compared to $148,076 for the six months ended June 30, 2013. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the six months ended June 30, 2014 compared to the same period in 2013. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% for the six months ended June 30, 2014, compared to the 1.2% yield earned for the six months ended June 30, 2013.

Sales of securities during the six months ended June 30, 2014 resulted in realized gains on investments net of impairment of $1,021,893 compared to $1,827,747 for the six months ended June 30, 2013, a decrease of $805,854. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position during the first six months of 2014 compared to the same period in 2013.

For the six months ended June 30, 2014 we recorded loss and loss adjustment expenses of $1,047,142 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $1,649,043. For the six months ended June 30, 2013, we recorded loss and loss adjustment expenses of $704,725, which represents (i) $493,958 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $790,333 and (ii) a $210,767 increase in CAMICO Incurred But Not Reported (“IBNR”) loss reserves which resulted from unfavorable development in policy years 2007/2008 and 2008/2009 during the second quarter

We recorded policy acquisition costs of $610,148 for the six months ended June 30, 2014 compared to $292,431 for the same period in 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2014 and 2013 were approximately 37% of the net premiums earned under the Reinsurance Agreement of $1,649,043 and $790,333, respectively.

We expensed operating and management expenses of $2,368,855 for the six months ended June 30, 2014 compared to $2,119,727 for the same period in 2013, an increase of $249,128 or 11.8%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,814,898	$960,182	$3,775,080
Total losses and expenses	2,416,686	1,609,459	4,026,145
Segment income (loss)	398,212	(649,277)	(251,065)
Identifiable assets	—	403,697	403,697

	As of and for the Six Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,765,968	$602,098	$3,368,066
Total losses and expenses	1,696,573	1,420,310	3,116,883
Segment income (loss)	1,069,395	(818,212)	251,183
Identifiable assets	—	492,544	492,544

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We recorded a net loss of $464,091 during the second quarter of 2014 compared to net income of $130,213 for the same period in 2013. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $1,067,045 in the second quarter of 2013 to $225,158 in the second quarter of 2014 as a result of decreased sales of equity securities in an unrealized gain position during the second quarter of 2014 compared to the same period in 2013, partially offset by the increase in commission income from $298,348 in the second quarter of 2013 to $460,809 in the second quarter of 2014 as a result of a higher volume of premiums written under the Agency Agreement, as discussed in further detail below.

Our net premiums earned for the second quarter of 2014 were $863,570 compared to $460,457 for the second quarter of 2013, an increase of $403,113 or 87.5%. The net premiums earned during the quarters ended June 30, 2014 and 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the second quarter of 2014 compared to the same period in 2013 resulted from increased cessions from C&F in 2014, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the quarters ended June 30, 2014 and 2013, we recorded commission income under the Agency Agreement of $460,809 and $298,348, respectively, an increase of $162,461 or 54.5%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $79,519 for the quarter ended June 30, 2014 compared to $82,784 for the quarter ended June 30, 2013. The slight decline in net investment income was due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2014 compared to the same period in 2013. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.3% for the quarter ended June 30, 2014, compared to the 1.4% yield earned for the quarter ended June 30, 2013.

Sales of securities for the quarter ended June 30, 2014 resulted in realized gains on investments net of impairment of $225,158 compared to $1,067,045 during the quarter ended June 30, 2013, a decrease of $841,887. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2013.

For the quarter ended June 30, 2014, we recorded loss and loss adjustment expenses of $548,367 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $863,570. For the quarter ended June 30, 2013, we recorded loss and loss adjustment expenses of $498,552, which represents (i) $287,785 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $460,457 and (ii) a $210,767 increase in CAMICO IBNR loss reserves which resulted from unfavorable development in policy years 2007/2008 and 2008/2009 during the second quarter.

We recorded policy acquisition costs of $319,522 in the second quarter of 2014 compared to $170,370 for the same period in 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2014 and 2013 were 37% of the net premiums earned under the Reinsurance Agreement of $863,570 and $460,457, respectively.

We incurred operating and management expenses of $1,225,258 in the second quarter 2014 compared to $1,109,499 for the same period in 2013, an increase of $115,759 or 10.4%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,168,148	$460,908	$1,629,056
Total losses and expenses	1,279,625	813,522	2,093,147
Segment loss	(111,477)	(352,614)	(464,091)
Identifiable assets	—	403,697	403,697

	As of and for the Three Months Ended June 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,610,223	$298,411	$1,908,634
Total losses and expenses	1,061,921	716,500	1,778,421
Segment income (loss)	548,302	(418,089)	130,213
Identifiable assets	—	492,544	492,544

FINANCIAL CONDITION

As of June 30, 2014, our total investments were $21,534,106, an increase of $273,719 from $21,260,387 at December 31, 2013. This was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions, partially offset by the sales of certain equity securities in an unrealized gain position. The cash and cash equivalents balance increased from $2,333,806 at December 31, 2013 to $2,372,087 at June 30, 2014, an increase of $38,281 or 1.6%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $151,414 at December 31, 2013 to $260,834 at June 30, 2014, an increase of $109,420 or 72.3%. The increase is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2014 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of June 30, 2014 and December 31, 2013. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2014 was 3.79:1, compared to a ratio of 4.43:1 at December 31, 2013. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2014, the balance was $621,051 compared to $468,438 as of December 31, 2013. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2014, the balance was $300,253 compared to $101,809 as of December 31, 2013. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $402,607 at December 31, 2013 to $616,176 at June 30, 2014. The increase in deferred policy acquisition costs in 2014 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $667,887 at June 30, 2014, an increase of 21.3% from December 31, 2013. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was mainly attributable to the annual director fee payments to the Company’s directors made in May 2014 relating to the period from June 1, 2014 to May 31, 2015.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $1,779,595 at December 31, 2013 to $1,679,434 at June 30, 2014, a decrease of $100,161 or 5.6%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash, investments and other invested assets increased from $25,215,607 at December 31, 2013 to $25,637,027 at June 30, 2014, an increase of $421,420 or 1.7%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $917,731. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $168,854 paid during the first quarter of 2014.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. During the six months ended June 30, 2014, no such transactions occurred. Through June 30, 2014, Investco had purchased 167,798 common shares from shareholders who had died or retired for a total purchase price of $4,708,680. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2014, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2014, which amounted to total ordinary cash dividends of $165,918. Since we began paying dividends in 1995, our original shareholders have received $20.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.3% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholder, and using an unaudited book value of $31.91 per share as of June 30, 2014. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: August 14, 2014	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014

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