Form 10-Q
period 2014-09-30
AMERINST INSURANCE GROUP LTD
filed 2014-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014.

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

As of November 1, 2014, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2014	As of December 31, 2013
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $7,183,623 and $8,186,861)	$7,284,386	$8,232,335
Equity securities, available for sale, at fair value (cost $7,729,182 and $6,648,142)	13,664,575	13,028,052

TOTAL INVESTMENTS	20,948,961	21,260,387
Cash and cash equivalents	2,631,631	2,333,806
Restricted cash and cash equivalents	277,297	151,414
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	694,119	468,438
Accrued investment income	66,688	70,881
Property and equipment	347,021	486,234
Deferred policy acquisition costs	669,598	402,607
Prepaid expenses and other assets	651,684	550,456

TOTAL ASSETS	$27,756,999	$27,194,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$3,614,743	$2,720,286
Unearned premium	1,809,749	1,088,126
Assumed reinsurance balances payable	119,215	101,809
Accrued expenses and other liabilities	1,840,636	1,779,595

TOTAL LIABILITIES	$7,384,343	$5,689,816

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2014 and 2013: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,857,489	15,670,012
Accumulated other comprehensive income	6,036,156	6,425,384
Shares held by Subsidiary (329,400 and 331,577 shares) at cost	(7,803,535)	(7,873,535)

TOTAL SHAREHOLDERS’ EQUITY	20,372,656	21,504,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,756,999	$27,194,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
REVENUE
Net premiums earned	$2,606,409	$1,286,902	$957,366	$496,569
Commission income	1,516,439	968,204	556,504	366,294
Net investment income	204,656	211,871	60,447	63,795
Net realized gain on investments	1,245,616	2,156,947	223,723	329,200

TOTAL REVENUE	5,573,120	4,623,924	1,798,040	1,255,858

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,655,069	1,124,148	607,927	419,423
Policy acquisition costs	964,385	476,162	354,237	183,731
Operating and management expenses	3,443,861	3,164,343	1,075,006	1,044,616

TOTAL LOSSES AND EXPENSES	6,063,315	4,764,653	2,037,170	1,647,770

NET LOSS BEFORE TAX	(490,195)	(140,729)	(239,130)	(391,912)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(490,195)	$(140,729)	$(239,130)	$(391,912)

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gain (loss) arising during the period	856,388	2,302,625	(252,485)	441,992
Reclassification adjustment for (gain) included in net (loss)	(1,245,616)	(2,156,947)	(223,723)	(329,200)

OTHER COMPREHENSIVE (LOSS) INCOME	(389,228)	145,678	(476,208)	112,792

COMPREHENSIVE (LOSS) INCOME	$(879,423)	$4,949	$(715,338)	$(279,120)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,670,012	$16,349,448	$15,253,029	$16,431,777
Net loss	(490,195)	(140,729)	(239,130)	(391,912)
Dividends	(322,328)	(316,426)	(156,410)	(147,572)

RETAINED EARNINGS, END OF PERIOD	$14,857,489	$15,892,293	$14,857,489	$15,892,293

Per share amounts
Basic and diluted loss	$(0.74)	$(0.21)	$(0.36)	$(0.58)

Dividends	$0.50	$0.50	$0.25	$0.25

Weighted average number of shares outstanding for the entire period (for basic and diluted)	664,765	677,046	665,853	678,673

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(359,064)	$(1,018,166)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(125,883)	759,758
Purchases of property and equipment	(29,700)	(69,282)
Purchases of available-for-sale securities	(2,148,732)	(3,806,278)
Proceeds from sales of available-for-sale securities	2,338,306	4,060,093
Proceeds from redemptions of fixed maturity investments	125,226	—
Proceeds from maturities of fixed maturity investments	820,000	1,080,000

Net Cash provided by Investing Activities	979,217	2,024,291

FINANCING ACTIVITIES
Dividends paid	(322,328)	(316,426)

Net Cash used in Financing Activities	(322,328)	(316,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	297,825	689,699
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,333,806	$1,034,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,631,631	$1,724,184

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2014 and December 31, 2013 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014
Fixed maturity investments:
U.S. government agency securities	$447,594	$1,826	$—	$449,420
Obligations of states and political subdivisions	6,420,095	106,744	(20,994)	6,505,845
Corporate debt securities	315,934	13,187	—	329,121

Total fixed maturity investments	7,183,623	121,757	(20,994)	7,284,386

Equity securities	6,729,182	5,273,135	(6,614)	11,995,703
Hedge fund	1,000,000	668,872	—	1,668,872

Total equity securities	7,729,182	5,942,007	(6,614)	13,664,575

Total investments	$14,912,805	$6,063,764	$(27,608)	$20,948,961

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$447,212	$—	$(695)	$446,517
Obligations of states and political subdivisions	7,418,912	116,530	(84,531)	7,450,911
Corporate debt securities	320,737	14,170	—	334,907

Total fixed maturity investments	8,186,861	130,700	(85,226)	8,232,335

Equity securities	5,648,142	5,748,310	—	11,396,452
Hedge fund	1,000,000	631,600	—	1,631,600

Total equity securities	6,648,142	6,379,910	—	13,028,052

Total investments	$14,835,003	$6,510,610	$(85,226)	$21,260,387

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,381,996	(20,994)	—	—	2,381,996	(20,994)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,381,996	(20,994)	—	—	2,381,996	(20,994)

Equity securities	—	—	294,797	(6,614)	294,797	(6,614)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	294,797	(6,614)	294,797	(6,614)

Total investments	$2,381,996	$(20,994)	$294,797	$(6,614)	$2,676,793	$(27,608)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$—	$—	$446,517	$(695)	$446,517	$(695)
Obligations of states and political subdivisions	218,232	(12,689)	2,504,591	(71,842)	2,722,823	(84,531)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	218,232	(12,689)	2,951,108	(72,537)	3,169,340	(85,226)

Equity securities	—	—	—	—	—	—
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$218,232	$(12,689)	$2,951,108	$(72,537)	$3,169,340	$(85,226)

As of September 30, 2014 and December 31, 2013, there were 21 and 11 securities in an unrealized loss position with an estimated fair value of $2,676,793 and $3,169,340, respectively. As of September 30, 2014 and December 31, 2013, nine and one of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2014 and December 31, 2013, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities to maturity and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At September 30, 2014 and December 31, 2013, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2014. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2014, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Equity securities are reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary. Several factors are considered in the assessment of an investment, which include (i) the extent of the decline below cost, and (ii) the potential for the security to recover in value.

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2014 and December 31, 2013, relating to nine and 11 fixed maturity securities and 12 and zero equity securities, amounted to $27,608 and $85,226, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2014, the Company recorded a total other-than-temporary impairment charge of $121,623 and $119,387 on eight and six equity securities, respectively, as a result of the decline in fair value below cost. During the nine months ended September 30, 2013, the Company recorded a total other-than-temporary impairment charge of $81,154 on one equity security, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended September 30, 2013.

Fair Value of Investments

Under existing U.S. GAAP, we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the inputs that are significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2014 and December 31, 2013 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2013. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2014 and December 31, 2013:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2014
U.S. government agency securities	$449,420	$449,420	$—	$449,420	$—
Obligations of state and political subdivisions	6,505,845	6,505,845		6,505,845
Corporate debt securities	329,121	329,121		329,121

Total fixed maturity investments	7,284,386	7,284,386

Equity securities (excluding the hedge fund)	11,995,703	11,995,703	11,995,703
Hedge fund	1,668,872	1,668,872			1,668,872

Total equity securities	13,664,575	13,664,575

Total investments	$20,948,961	$20,948,961	$11,995,703	$7,284,386	$1,668,872

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2013
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2014 and 2013:

	Hedge Fund Investment Nine Months ended
	September 30, 2014	September 30, 2013
Balance classified as Level 3, beginning of period	$1,631,600	$1,485,151
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	37,272	64,640
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,668,872	$1,549,791

There were no transfers into or from Level 3 during the nine months ended September 30, 2014 and 2013.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2014 and 2013:

	Hedge Fund Investment Three Months ended
	September 30, 2014	September 30, 2013
Balance classified as Level 3, beginning of period	$1,656,693	$1,562,224
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	12,179	(12,433)
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,668,872	$1,549,791

There were no transfers into or from Level 3 during the three months ended September 30, 2014 and 2013.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2014
Due in one year or less	$1,470,541	$1,483,455
Due after one year through five years	4,721,331	4,785,884
Due after five years through ten years	811,203	837,447
Due after ten years	180,548	177,600

Total	$7,183,623	$7,284,386

	Amortized Cost	Estimated Fair Value
As of December 31, 2013
Due in one year or less	$1,759,042	$1,791,377
Due after one year through five years	4,365,014	4,407,628
Due after five years through ten years	1,878,035	1,864,567
Due after ten years	184,770	168,763

Total	$8,186,861	$8,232,335

Information on sales and maturities of investments during the nine months ended September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Total proceeds on sales of available-for-sale securities	$2,338,306	$4,060,093
Proceeds from redemptions of fixed maturity investments	125,226	—
Total proceeds from maturities of fixed maturity investments	820,000	1,080,000
Gross gains on sales	1,374,970	2,238,101
Gross losses on sales	(7,731)	—
Impairment losses	(121,623)	(81,154)

Information on sales and maturities of investments during the three months ended September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Total proceeds on sales of available-for-sale securities	$528,846	$596,210
Proceeds from redemptions of fixed maturity investments	—	—
Total proceeds from maturities of fixed maturity investments	375,000	250,000
Gross gains on sales	350,841	329,200
Gross losses on sales	(7,731)	—
Impairment losses	(119,387)	—

Major categories of net investment income during the nine months ended September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014	September 30, 2013
Interest earned:
Fixed maturity investments	$177,823	$201,095
Short term investments and cash and cash equivalents	635	330
Dividends earned	124,942	105,554
Investment expenses	(98,744)	(95,108)

Net investment income	$204,656	$211,871

Major categories of net investment income during the three months ended September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014	September 30, 2013
Interest earned:
Fixed maturity investments	$53,254	$63,724
Short term investments and cash and cash equivalents	369	100
Dividends earned	40,796	31,706
Investment expenses	(33,972)	(31,735)

Net investment income	$60,447	$63,795

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2014 and 2013.

	As of and for the Nine Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,056,114	$1,517,006	$5,573,120
Total losses and expenses	3,621,201	2,442,114	6,063,315
Segment income (loss)	434,913	(925,108)	(490,195)
Identifiable assets	—	347,021	347,021

	As of and for the Nine Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,655,446	$968,478	$4,623,924
Total losses and expenses	2,535,746	2,228,907	4,764,653
Segment income (loss)	1,119,700	(1,260,429)	(140,729)
Identifiable assets	—	502,807	502,807

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2014 and 2013.

	As of and for the Three Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,241,216	$556,824	$1,798,040
Total losses and expenses	1,204,515	832,655	2,037,170
Segment income (loss)	36,701	(275,831)	(239,130)
Identifiable assets	—	347,021	347,021

	As of and for the Three Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$889,478	$366,380	$1,255,858
Total losses and expenses	839,173	808,597	1,647,770
Segment income (loss)	50,305	(442,217)	(391,912)
Identifiable assets	—	502,807	502,807

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three and nine months ended September 30, 2014, 626 and 1,248 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 81,787 phantom shares were outstanding at September 30, 2014.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2015 for three of these employees and January 1, 2018 for the fourth employee.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2014.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $4,056,114 and $1,517,006 for the nine months ended September 30, 2014 compared to $3,655,446 and $968,478 for the nine months ended September 30, 2013, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2014.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We recorded a net loss of $490,195 for the nine months ended September 30, 2014 compared to a net loss of $140,729 for the same period in 2013. The increase in net loss was mainly attributable to the decrease in realized gains on investments net of impairment from $2,156,947 for the nine months ended September 30, 2013 to $1,245,616 for the nine months ended September 30, 2014 as a result of decreased sales of equity securities in an unrealized gain position during the first nine months of 2014 compared to the same period in 2013, partially offset by the increase in commission income from $968,204 for the nine months ended September 30, 2013 to $1,516,439 for the nine months ended September 30, 2014 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the nine months ended September 30, 2014 were $2,606,409 compared to $1,286,902 for the nine months ended September 30, 2013, an increase of $1,319,507 or 102.5%. The net premiums earned for the nine months ended September 30, 2014 and 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2014 compared to the same period in 2013 resulted from increased cessions from C&F in 2014, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the nine months ended September 30, 2014 and 2013, we recorded commission income under the Agency Agreement of $1,516,439 and $968,204, respectively, an increase of $548,235 or 56.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $204,656 for the nine months ended September 30, 2014 compared to $211,871 for the nine months ended September 30, 2013. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the nine months ended September 30, 2014 compared to the same period in 2013. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% for the nine months ended September 30, 2014, compared to the 1.2% yield earned for the nine months ended September 30, 2013.

Sales of securities during the nine months ended September 30, 2014 resulted in realized gains on investments net of impairment of $1,245,616 compared to $2,156,947 for the nine months ended September 30, 2013, a decrease of $911,331 or 42.3%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position during the first nine months of 2014 compared to the same period in 2013. Increased positive cash flows attributable to the Reinsurance Agreement during 2014 has reduced the need to sell investments to fund operations.

For the nine months ended September 30, 2014 we recorded loss and loss adjustment expenses of $1,655,069 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $2,606,409. For the nine months ended September 30, 2013, we recorded loss and loss adjustment expenses of $1,124,148, which represents (i) $804,314 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $1,286,902 and (ii) $319,834 in CAMICO losses which resulted from unfavorable development in policy year 2007/2008 during the second quarter and policy year 2008/2009 during the second and third quarters.

We recorded policy acquisition costs of $964,385 for the nine months ended September 30, 2014 compared to $476,162 for the same period in 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2014 and 2013 were 37% of the net premiums earned under the Reinsurance Agreement of $2,606,409 and $1,286,902, respectively.

We expensed operating and management expenses of $3,443,861 for the nine months ended September 30, 2014 compared to $3,164,343 for the same period in 2013, an increase of $279,518 or 8.8%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,056,114	$1,517,006	$5,573,120
Total losses and expenses	3,621,201	2,442,114	6,063,315
Segment income (loss)	434,913	(925,108)	(490,195)
Identifiable assets	—	347,021	347,021

	As of and for the Nine Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,655,446	$968,478	$4,623,924
Total losses and expenses	2,535,746	2,228,907	4,764,653
Segment income (loss)	1,119,700	(1,260,429)	(140,729)
Identifiable assets	—	502,807	502,807

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We recorded a net loss of $239,130 during the third quarter of 2014 compared to a net loss of $391,912 for the same period in 2013. The decrease in net loss was mainly attributable to the increase in commission income from $366,294 in the third quarter of 2013 to $556,504 in the third quarter of 2014 as a result of a higher volume of premiums written under the Agency Agreement, partially offset by the decrease in realized gains on investments net of impairment from $329,200 in the third quarter of 2013 to $223,723 in the third quarter of 2014 as a result of decreased sales of equity securities in an unrealized gain position during the third quarter of 2014 compared to the same period in 2013.

Our net premiums earned for the third quarter of 2014 were $957,366 compared to $496,569 for the third quarter of 2013, an increase of $460,797 or 92.8%. The net premiums earned during the quarters ended September 30, 2014 and 2013 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the third quarter of 2014 compared to the same period in 2013 resulted from increased cessions from C&F in 2014. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2014 and 2013, we recorded commission income under the Agency Agreement of $556,504 and $366,294, respectively, an increase of $190,210 or 51.9%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $60,447 for the quarter ended September 30, 2014 compared to $63,795 for the quarter ended September 30, 2013. The slight decline in net investment income was due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the third quarter of 2014 compared to the same period in 2013. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .9% for the quarter ended September 30, 2014, compared to the 1.0% yield earned for the quarter ended September 30, 2013.

Sales of securities for the quarter ended September 30, 2014 resulted in realized gains on investments net of impairment of $223,723 compared to $329,200 during the quarter ended September 30, 2013, a decrease of $105,477 or 32%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2013. Increased positive cash flows attributable to the Reinsurance Agreement during 2014 has reduced the need to sell investments to fund operations.

For the quarter ended September 30, 2014, we recorded loss and loss adjustment expenses of $607,927 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $957,366. For the quarter ended September 30, 2013, we recorded loss and loss adjustment expenses of $419,423, which represents (i) $310,356 in losses incurred derived by multiplying our estimated loss ratio of 62.5% and the net premiums earned under the Reinsurance Agreement of $496,569 and (ii) $109,067 in CAMICO losses which resulted from unfavorable development in policy year 2008/2009 during the quarter.

We recorded policy acquisition costs of $354,237 in the third quarter of 2014 compared to $183,731 for the same period in 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2014 and 2013 were 37% of the net premiums earned under the Reinsurance Agreement of $957,366 and $496,569, respectively.

We incurred operating and management expenses of $1,075,006 in the third quarter 2014 compared to $1,044,616 for the same period in 2013, an increase of $30,390 or 2.9%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,241,216	$556,824	$1,798,040
Total losses and expenses	1,204,515	832,655	2,037,170
Segment income (loss)	36,701	(275,831)	(239,130)
Identifiable assets	—	347,021	347,021

	As of and for the Three Months Ended September 30, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$889,478	$366,380	$1,255,858
Total losses and expenses	839,173	808,597	1,647,770
Segment income (loss)	50,305	(442,217)	(391,912)
Identifiable assets	—	502,807	502,807

FINANCIAL CONDITION

As of September 30, 2014, our total investments were $20,948,961, a decrease of $311,426 from $21,260,387 at December 31, 2013. This was primarily due to the sales of certain equity securities in an unrealized gain position. The cash and cash equivalents balance increased from $2,333,806 at December 31, 2013 to $2,631,631 at September 30, 2014, an increase of $297,825 or 12.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $151,414 at December 31, 2013 to $277,297 at September 30, 2014, an increase of $125,883 or 83.1%. The increase is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2014 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of September 30, 2014 and December 31, 2013. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2014 was 3.43:1, compared to a ratio of 4.43:1 at December 31, 2013. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2014, the balance was $694,119 compared to $468,438 as of December 31, 2013. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2014, the balance was $119,215 compared to $101,809 as of December 31, 2013. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $402,607 at December 31, 2013 to $669,598 at September 30, 2014. The increase in deferred policy acquisition costs in 2014 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $651,684 at September 30, 2014, an increase of 18.4% from December 31, 2013. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was mainly attributable to the annual director fee payments to the Company’s directors made in May 2014 relating to the period from June 1, 2014 to May 31, 2015.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,779,595 at December 31, 2013 to $1,840,636 at September 30, 2014, an increase of $61,041 or 3.4%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash, investments and other invested assets increased from $25,215,607 at December 31, 2013 to $25,327,889 at September 30, 2014, an increase of $112,282 or .4%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions and positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,287,568. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $322,328 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2014, no such transactions occurred. Through September 30, 2014, Investco had purchased 167,798 common shares from shareholders who had died or retired for a total purchase price of $4,708,680. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2014, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Cash Dividends

We paid dividends of $0.25 per share during the first and third quarters of 2014, which amounted to total ordinary cash dividends of $165,918 and $166,464, respectively. The dividends paid in 2014 have been reduced by $10,054, which represents a write back of uncashed dividends issued prior to 2009 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $20.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.2% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited book value of $30.60 per share as of September 30, 2014. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2014, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 14, 2014	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2014

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