Form 10-K
period 2014-12-31
AMERINST INSURANCE GROUP LTD
filed 2015-03-26
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2015, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $21,244,404 based on book value as of June 30, 2014.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 4, 2015	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2014

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the impact of the recent downgrade of our A.M. Best financial rating strength from “A-” (Excellent) to “B++” (Good);

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $6,648,589 and $2,222,527 for the year ended December 31, 2014 compared to $5,196,315 and $1,376,991 for the year ended December 31, 2013, respectively. The revenues for both operating segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2015 and ending December 31, 2015. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

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

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited statutory financial statements and annual audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) or International Financial Reporting Standards (“IFRS”) and maintain a minimum level of statutory capital and surplus. All Bermuda insurers must also comply with the BMA’s Insurance Code of Conduct (“ICIC”). The ICIC establishes duties, requirements and standards to be complied with under the Act. Failure to comply with the requirements of the ICIC will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Act. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of whom must certify annually that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. Furthermore, the BMA is vested with powers to supervise, investigate and intervene in the affairs of Bermuda insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) 25% of the enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either The Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model, (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements prepared in accordance with U.S. GAAP or IFRS, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of AMIC Ltd. becoming insolvent or that AMIC Ltd. is in violation of the Insurance Act or any conditions imposed upon AMIC Ltd.’s registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict AMIC Ltd. from making such payments to such extent as the BMA deems appropriate.

All Class 3A insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of their ECR. The applicable ECR is established as discussed above.

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

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2014 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2014, approximately $34.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $26.6 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2014 and 2013 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2014	$1,000,000	$34,876,815	$17,673,477	$17,673,477
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931

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

Employees

At December 31, 2014, APSL had 24 employees, 18 full-time salaried employees and 6 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information

Loss Reserves

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

Developing Business

AmerInst has filed an application with the U.S. Patent and Trade Office (“USPTO”) for a patent on a unique financing concept called RINITS™ that it has developed to securitize insurance and reinsurance risk, involving property, casualty, life and health risks. Such securitization would be accomplished through equity and debt financing of Bermuda special purpose companies licensed as reinsurers. It is AmerInst’s intention to grant patent licenses to the special purpose companies utilizing this structure and investment banking organizations which would market the securities. In addition to the license royalties, AmerInst would manage the special purpose companies for a fee, and at its option could invest in them as well. However, AmerInst may not be issued a patent.

In addition to the patent application, AmerInst has obtained a federal trademark from the USPTO under which the concept may be marketed.

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

We have incurred net losses before net realized gains in investments in 2014 and 2013 and may incur further net losses before net realized gains in investments if we are unable to generate significant revenues under our existing agency and reinsurance agreements.

We incurred net losses before net realized gains on investments of $2.1 million and $3.2 million for the years ended December 31, 2014 and December 31, 2013, respectively, due to the costs incurred in the development of and implementation of our new business plan. On January 5, 2009, AMIC Ltd., our wholly owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

Effective September 25, 2009, APSL, a wholly owned subsidiary of Mezco, which is a wholly owned subsidiary of AmerInst, entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

Although our business plan has been in place for approximately five years, our ability to generate material revenue under the Agency Agreement and Reinsurance Agreement remains unproven. Neither agreement may result in material revenue or profit which would adversely affect our financial condition and results of operations.

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

The recent downgrade in our A.M. Best rating could impair our ability to sell insurance policies in the future.

In September 2014, A.M. Best downgraded AMIC Ltd.’s financial strength rating from “A-” (Excellent) to “B++” (Good). A.M. Best is the most widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time. Although management is still assessing the impact of this recent downgrade, we do not believe that this change in rating will materially impact AMIC Ltd.’s business operations. However, the downgrade may impair our ability to sell insurance policies because of the reduced A.M. Best rating and could materially and adversely affect our future financial condition and operating results.

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

The successful implementation of our new business plan is dependent upon our ability to retain APSL senior executives and other qualified APSL employees. In 2009, APSL entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 25 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and APSL’s key employees were not to renew their relationship with APSL, or only upon terms that were not acceptable to APSL, our business could be harmed.

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

There is currently no market for our common shares and it is unlikely that a market will develop. Our common shares are not listed on any stock exchange or automated quotation system. Under our Bye-Laws, our Board of Directors has the authority to prohibit all transfers of our shares. As a result, you may be required to hold your shares for an indefinite period of time.

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

The Companies Act, which applies to us and our Bermuda subsidiaries, differs in many material respects from laws generally applicable to U.S. corporations and their shareholders. These differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with the Company, what approvals are required for business combinations by the Company with a large shareholder or a wholly owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

Anti-takeover provisions could make it more difficult for a third party to acquire us, which makes your investment more illiquid.

Investco, our subsidiary, currently owns approximately 34.2% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2014, are as follows:

2015	$100,471
2016	107,611
2017	110,566
2018	113,521
2019	67,226

$499,395

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the policy, the Company limits Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco is only authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria have been discontinued for the foreseeable future.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2014, Investco had purchased an aggregate of 178,260 common shares from shareholders who had died or retired for a total purchase price of $5,042,417. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2014	—	—	—	N/A
November 2014	—	—	—	N/A
December 2014	10,462	$31.90	10,462	N/A
Total	10,462	$31.90	10,462	N/A

(1)	As stated above, it is the Company’s policy to limit Investco’s repurchase of Company stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2014, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2014.

During 2014, the directors of AmerInst were granted 2,177 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of December 31, 2014, there were 1,744 holders of record of our common shares. During 2014 and 2013, we paid total ordinary cash dividends of $332,382 and $338,522, respectively, which represented two semi-annual payments of $0.25 per share. During 2014, the dividend amount paid was reduced by $10,054, which represented a write back of uncashed dividends issued prior to 2009 to shareholders that we have been unable to locate. During 2013, the total dividend amount paid was reduced by $22,096, which represented a write back of uncashed dividends issued prior to 2008 to shareholders that we were unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Fair Value of Investments,” “Liquidity and Capital Resources” and “Losses and Loss Adjustment Expenses.”

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

The reinsurance segment had revenues of $6,648,589 for the year ended December 31, 2014 and $5,196,315 for the year ended December 31, 2013. Total losses and expenses for this segment were $4,969,999 for the year ended December 31, 2014 and $3,937,404 for the year ended December 31, 2013. This resulted in segment income of $1,678,590 and $1,258,911 for the years ended December 31, 2014 and 2013, respectively.

The insurance segment had revenues of $2,222,527 for the year ended December 31, 2014 and $1,376,991 for the year ended December 31, 2013. Operating and management expenses were $3,322,329 for the year ended December 31, 2014 and $2,998,912 for the year ended December 31, 2013. This resulted in segment losses of $1,099,802 and $1,621,921 for the years ended December 31, 2014 and 2013, respectively.

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

Our results of operations for the years ended December 31, 2014 and December 31, 2013 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2014. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2014, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $3.0 million, the high estimate was $5.3 million, and the central estimate was $4.2 million. We selected reserves of $4,177,277 as of December 31, 2014, which is the approximate central estimate of our independent actuary. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve conservatively, at the approximate actuarial central estimate.

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

Results of Operations

We recorded a net income of $578,788 in 2014 compared to a net loss of $363,010 in 2013. The increase in net income is mainly attributable to (i) the increase in commission income from $1,376,622 in 2013 to $2,221,538 in 2014 as a result of a higher volume of premiums written under the Agency Agreement, (ii) unfavorable development in the CAMICO book of business in 2013 and (iii) the increase in operating and management expenses incurred by APSL in 2014, as discussed in further detail below.

Our net premiums earned were $3,669,493 for the year ended December 31, 2014 compared to $2,063,277 for the year ended December 31, 2013, an increase of $1,606,216 or 77.8%. The net premiums earned during 2014 and 2013 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2014, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

For the years ended December 31, 2014 and 2013, we recorded commission income under the Agency Agreement of $2,221,538 and $1,376,622, respectively, an increase of $844,916 or 61.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2014.

We recorded net investment income of $270,898 for the year ended December 31, 2014 compared to $276,084 for the year ended December 31, 2013, a decrease of $5,186 or 1.9%. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during 2014 compared to 2013. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% in 2014 and 2013.

Sales of securities during the year ended December 31, 2014 resulted in realized gains on investments, net of impairment, of $2,709,187 compared to $2,857,323 during the year ended December 31, 2013, a decrease of $148,136 or 5.2%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position in 2014 compared to 2013.

Unrealized gain on investments was $6,425,384 at December 31, 2013 compared to $5,265,981 at December 31, 2014. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The decrease in unrealized gain on investments was due primarily to a decline in the market value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2014 and 2013 is as follows:

	2014	2013
U.S. government agency securities	2%	2%
Obligations of state and political subdivisions	27	35
Corporate debt securities	2	2
Equity securities (including the hedge fund)	69	61

	100%	100%

Our losses and loss adjustment expenses increased by 19.7% to $2,330,128 in 2014 from $1,945,857 in 2013. The increase in the 2014 amount is mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F, as discussed above. The 2014 amount also includes unfavorable development of prior years’ estimates of losses and loss adjustment under the Reinsurance Agreement, specifically on the 2013 policy year, while the 2013 amount includes unfavorable development under the CAMICO book of business, specifically on the 2006/2007 and 2007/2008 policy years. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 68.0% in 2014 and 62.5% in 2013. The increase in the loss ratio is primarily the result of greater than expected loss emergence in the 2013 policy year under the Reinsurance Agreement, as discussed in more detail on page 27 under the caption “Losses and Loss Adjustment Expenses.”

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $1,357,718 for the year ended December 31, 2014 compared to policy acquisition costs of $763,423 for the year ended December 31, 2013. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2014 and 2013 were 37% of the premiums earned under the Reinsurance Agreement of $3,669,493 and $2,063,277, respectively.

The Company incurred operating and management expenses of $4,604,482 for the year ended December 31, 2014 compared to $4,227,036 for the year ended December 31, 2013, an increase of $377,446 or 8.9%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel in 2014.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2014 and 2013.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121
Hedge fund	1,689,837	1,689,837			1,689,837

Total equity securities	14,497,958	14,497,958

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$1,689,837

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

There were no transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2014 and 2013.

	2014	2013
Balance classified as Level 3, beginning of year	$1,631,600	$1,485,151
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	58,237	146,449
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,689,837	$1,631,600

There were no transfers into or from the Level 3 hierarchy during the years ended December 31, 2014 and 2013.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2014. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2014, the Company did not recognize any other-than-temporary impairments due to required sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2014 and December 31, 2013, relating to nine and eleven fixed maturity securities, amounted to $22,093 and $85,226, respectively, and fourteen and no equity securities, amounted to $62,458 and $0, respectively. The decrease in the gross unrealized loss position of our fixed maturity securities was attributable to an increase in certain bond prices thorough-out calendar year 2014, as interest rates unexpectedly declined. Additionally, municipal bonds performed well with a narrowing of yield spreads. The increase in the gross unrealized loss position of our equity securities was attributable to the decline in the fair value of certain equity securities as a result of unfavorable market conditions. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $121,623 and $81,154 on eight equity securities and one equity security during the years ended December 31, 2014 and 2013, respectively.

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

Our equity securities are managed by two external large cap value advisors. Our investment approach is to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we consider in a prospective company to invest in include the discount to value and the quality of the management team.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2013. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

At December 31, 2014 and December 31, 2013, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

As of December 31, 2014, our total investments were $20,940,507, a decrease of $319,880, or 1.5%, from $21,260,387 at December 31, 2013. This was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and to maturity of certain fixed income securities. The cash and cash equivalents balance increased from $2,333,806 at December 31, 2013 to $2,723,369 at December 31, 2014, an increase of $389,563 or 16.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $151,414 at December 31, 2013 to $1,110,372 at December 31, 2014, an increase of $958,958 or 633.3%. The increase is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2014 that have been reinvested. Other invested assets remained unchanged at $1,470,000 as at December 31, 2014 and December 31, 2013. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2014 was 3.02:1, compared to a ratio of 4:43:1 at December 31, 2013. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $25,215,607 at December 31, 2013 to $26,244,248 at December 31, 2014, an increase of $1,028,641 or 4.1%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,900,598. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $322,328 paid during the year.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2014, the balance was $837,712 compared to $468,438 as of December 31, 2013. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2014.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2014, the balance was $28,533 compared to $101,809 as of December 31, 2013. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $402,607 at December 31, 2013 to $768,259 at December 31, 2014.

The increase in deferred policy acquisition costs in 2014 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $834,067 at December 31, 2014, an increase of 51.5% from December 31, 2013. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $1,779,595 at December 31, 2013 to $2,409,771 at December 31, 2014, an increase of $630,176 or 35.4%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

AmerInst paid two semi-annual dividends of $0.25 per share during 2014 and 2013. During 2014, the total dividend amount was reduced by $10,054 which represents a write back of uncashed dividends issued prior to 2009 to shareholders that we have been unable to locate. During 2013, the total dividend amount was reduced by $22,096, which represents a write back of uncashed dividends issued prior to 2008 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $20.37 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 9.16% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $31.03 per share as of December 31, 2014.

Total dividends paid were $322,328 and $316,426 in 2014 and 2013, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our new business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2014 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2014, approximately $33.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $26.6 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2014 and 2013 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2014	$1,000,000	$34,876,815	$17,673,477	$17,673,477
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2015, Investco had purchased 178,260 common shares from shareholders who had died or retired for a total purchase price of $5,042,417. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2014. We review the actuarial estimates throughout the year for the possible impact on our financial position. Loss reserves relate only to accountants’ and attorneys’ professional liability from CAMICO and C&F programs, and were calculated under the methodologies described below. During 2014, for the C&F program, more losses emerged than expected for the attorneys’ business which related to a few large claims from the 2013 policy year. We note that claim frequency for the attorneys business under the C&F program is at or below expected levels. C&F accountants’ business performed consistent with, if not better than, expectations during 2014; and fewer losses from the CAMICO run-off program emerged than expected in 2014.

CAMICO was a new program for the Company in 2005. The program provides professional liability coverage to accountants. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual CAMICO experience as of December 31, 2014. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expenses development information. The a priori loss and allocated loss adjustment expenses ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2013. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the CAMICO actuarial analysis to reasonable alternative assumptions.

C&F was a new program for the Company in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of December 31, 2014, separately for accountants and lawyers experience. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expenses ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of C&F experience as of December 31, 2013. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

The following table shows the development of the estimated liability for the previous 10 years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of U.S. Dollars)

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross Liability for Loss and LAE Reserves	$29,702	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720	$4,177
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	—	—	—	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$29,702	$28,878	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720	$4,177

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Losses Re-estimated as of:
One Year Later	$27,454	$26,323	$25,251	$22,139	$21,104	$1,490	$1,110	$939	$2,057	$2,328	—
Two Years Later	24,893	22,493	19,780	18,006	20,980	1,399	1,066	1,591	1,608
Three Years Later	22,062	17,752	15,143	17,832	20,873	1,296	1,671	1,352
Four Years Later	16,321	13,916	15,011	17,740	20,786	1,959	1,491
Five Years Later	14,115	13,844	14,931	17,682	21,141	1,792
Six Years Later	14,076	13,784	14,899	17,790	21,017
Seven Years Later	13,974	13,782	14,935	17,747
Eight Years Later	13,974	13,810	14,935
Nine Years Later	13,974	13,813
Ten Years Later	13,974
Cumulative Redundancy (Deficiency)	15,728	15,072	13,225	9,663	3,399	(282)	(287)	(308)	(200)	392	—
Cumulative Amount Paid Through:
One Year Later	4,678	3,820	3,314	3,970	19,902	334	322	217	549	684	—
Two Years Later	7,729	6,166	6,310	17,208	20,195	656	444	685	986
Three Years Later	9,049	8,176	14,653	17,406	20,427	773	894	969
Four Years Later	10,225	13,675	14,759	17,540	20,480	1,223	1,146
Five Years Later	13,957	13,687	14,830	17,553	20,719	1,474
Six Years Later	13,969	13,747	14,839	17,657	20,890
Seven Years Later	13,974	13,752	14,910	17,705
Eight Years Later	13,974	13,810	14,913
Nine Years Later	13,974	13,812
Ten Years Later	13,974

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

The above table presents the development of balance sheet liabilities for 2004 through 2014 as of year-end 2014, and includes the CNA program liabilities through 2008 (the CNA program was commuted at year-end 2008). The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2007 liability has developed a $9,663,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2007 year end liability was originally $27,411,000. As of December 31, 2014, we had paid $17,705,000 of the currently estimated $17,747,000 of losses and LAE that had been incurred for 2007 and prior years through the end of 2014; thus an estimated $42,000 in losses incurred through 2007 remain unpaid as of the current financial statement date.

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

Schedules I, II, III, IV, V, and VI are omitted as they are inapplicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte Ltd.

Hamilton, Bermuda

March 26, 2015

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(expressed in U.S. dollars)

	2014	2013
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $6,363,646 and $8,186,861)	$6,442,549	$8,232,335
Equity securities, at fair value (cost $9,310,880 and $6,648,142)	14,497,958	13,028,052

TOTAL INVESTMENTS	20,940,507	21,260,387
Cash and cash equivalents	2,723,369	2,333,806
Restricted cash and cash equivalents	1,110,372	151,414
Other invested assets (Note 5)	1,470,000	1,470,000
Assumed reinsurance premiums receivable	837,712	468,438
Accrued investment income	53,409	70,881
Property and equipment (Note 6)	291,983	486,234
Deferred policy acquisition costs	768,259	402,607
Prepaid expenses and other assets	834,067	550,456

TOTAL ASSETS	$29,029,678	$27,194,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$4,177,277	$2,720,286
Unearned premiums	2,076,370	1,088,126
Assumed reinsurance payable	28,533	101,809
Accrued expenses and other liabilities	2,409,771	1,779,595

TOTAL LIABILITIES	$8,691,951	$5,689,816

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2014 and 2013: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	15,926,472	15,670,012
Accumulated other comprehensive income	5,265,981	6,425,384
Shares held by Subsidiary (339,862 and 331,577 shares) at cost	(8,137,272)	(7,873,535)

TOTAL SHAREHOLDERS’ EQUITY	20,337,727	21,504,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,029,678	$27,194,223

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2014 and 2013

(expressed in U.S. dollars)

	2014	2013
REVENUES
Net premiums earned (Note 9)	$3,669,493	$2,063,277
Commission income	2,221,538	1,376,622
Net investment income (Note 4)	270,898	276,084
Net realized gain on investments (Note 4)	2,709,187	2,857,323

TOTAL REVENUES	8,871,116	6,573,306

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 7)	2,330,128	1,945,857
Policy acquisition costs	1,357,718	763,423
Operating and management expenses (Note 10)	4,604,482	4,227,036

TOTAL LOSSES AND EXPENSES	8,292,328	6,936,316

INCOME (LOSS) BEFORE TAX	578,788	(363,010)

Income tax expense (Note 11)	—	—

NET INCOME (LOSS) AFTER TAX	578,788	(363,010)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.87	$(0.54)

Weighted average number of common shares outstanding for the year	662,693	674,110

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31, 2014 and 2013

(expressed in U.S. dollars)

	2014	2013
NET INCOME (LOSS) AFTER TAX	$578,788	$(363,010)

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains arising during the period	1,549,784	3,493,631
Reclassification adjustment for (gains) included in net income (loss)	(2,709,187)	(2,857,323)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,159,403)	636,308

COMPREHENSIVE (LOSS) INCOME	$(580,615)	$273,298

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2014 and 2013

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2013	$995,253	$6,287,293	$16,349,448	$5,789,076	$(7,499,230)	$21,921,840
Net loss	—	—	(363,010)	—	—	(363,010)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	636,308	—	636,308
Purchase of shares by subsidiary, net	—	—	—	—	(374,305)	(374,305)
Dividends ($0.50 per share)	—	—	(316,426)	—	—	(316,426)

BALANCE AT DECEMBER 31, 2013	$995,253	$6,287,293	$15,670,012	$6,425,384	$(7,873,535)	$21,504,407

Net income	—	—	578,788	—	—	578,788
Other comprehensive loss
Unrealized gains on securities, net of reclassification adjustment	—	—	—	(1,159,403)	—	(1,159,403)
Purchase of shares by subsidiary, net	—	—	—	—	(263,737)	(263,737)
Dividends ($0.50 per share)	—	—	(322,328)	—	—	(322,328)

BALANCE AT DECEMBER 31, 2014	$995,253	$6,287,293	$15,926,472	$5,265,981	$(8,137,272)	$20,337,727

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2014 and 2013

(expressed in U.S. dollars)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$578,788	$(363,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net premiums on investments	42,990	40,917
Depreciation and amortization on property and equipment	216,943	211,414
Net realized gains on sale of investments	(2,709,187)	(2,857,323)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(369,274)	(193,912)
Accrued investment income	17,472	6,739
Deferred policy acquisition costs	(365,652)	(133,964)
Prepaid expenses and other assets	(283,611)	(138,391)
Liability for losses and loss adjustment expenses	1,456,991	1,312,096
Unearned premiums	988,244	362,082
Assumed reinsurance payable	(73,276)	(77,071)
Accrued expenses and other liabilities	630,176	288,868

Net cash provided by (used in) operating activities	130,604	(1,541,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(958,958)	1,198,330
Purchases of property and equipment	(22,692)	(108,352)
Purchases of available-for-sale securities	(4,868,150)	(4,623,641)
Proceeds from sales of available-for-sale securities	4,939,598	5,985,270
Proceeds from redemptions of fixed maturity investments	125,226	—
Proceeds from maturities of fixed maturity investments	1,630,000	1,080,000

Net cash provided by investing activities	845,024	3,531,607

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(322,328)	(316,426)
Purchase of shares by subsidiary, net	(263,737)	(374,305)

Net cash used in financing activities	(586,065)	(690,731)

NET CHANGE IN CASH AND CASH EQUIVALENTS	389,563	1,299,321
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,333,806	1,034,485

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,723,369	$2,333,806

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

New Accounting Pronouncements

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for the year ended December 31, 2016 and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on future financial statements and related disclosures.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2014 and 2013, AMIC Ltd. provided CAMICO with a letter of credit issued by Comerica Bank with supporting investments with a carrying value of $805,745 and $823,905, respectively. Also, at December 31, 2014 and 2013, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $7,251,000 and $6,998,324, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2014 and 2013 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,722	$3,637	$—	$451,359
Obligations of states and political subdivisions	5,601,616	85,978	(22,093)	5,665,501
Corporate debt securities	314,308	11,381	—	325,689

Total fixed maturity investments	6,363,646	100,996	(22,093)	6,442,549

Equity securities	8,310,880	4,559,699	(62,458)	12,808,121
Hedge fund	1,000,000	689,837	—	1,689,837

Total equity securities	9,310,880	5,249,536	(62,458)	14,497,958

Total investments	$15,674,526	$5,350,532	$(84,551)	$20,940,507

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Fixed maturity investments:
U.S. government agency securities	$447,212	$—	$(695)	$446,517
Obligations of states and political subdivisions	7,418,912	116,530	(84,531)	7,450,911
Corporate debt securities	320,737	14,170	—	334,907

Total fixed maturity investments	8,186,861	130,700	(85,226)	8,232,335

Equity securities	5,648,142	5,748,310	—	11,396,452
Hedge fund	1,000,000	631,600	—	1,631,600

Total equity securities	6,648,142	6,379,910	—	13,028,052

Total investments	$14,835,003	$6,510,610	$(85,226)	$21,260,387

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,373,133	(22,093)	—	—	2,373,133	(22,093)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,373,133	(22,093)	—	—	2,373,133	(22,093)

Equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)

Total investments	$2,373,133	$(22,093)	$1,159,287	$(62,458)	$3,532,420	$(84,551)

As of December 31, 2014, there were twenty-three securities in an unrealized loss position with an estimated fair value of $3,532,420. Of these securities, nine had been in an unrealized loss position for 12 months or greater. As of December 31, 2014, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2014 and 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2014
Due in one year or less	$660,269	$665,201
Due after one year through five years	5,077,084	5,157,518
Due after five years through ten years	447,167	443,984
Due after ten years	179,126	175,846

Total	$6,363,646	$6,442,549

	Amortized Cost	Estimated Fair Value
December 31, 2013
Due in one year or less	$1,759,042	$1,791,377
Due after one year through five years	4,365,014	4,407,628
Due after five years through ten years	1,878,035	1,864,567
Due after ten years	184,770	168,763

Total	$8,186,861	$8,232,335

Information on sales and maturities of investments during the twelve months ended December 31, 2014 and 2013 are as follows:

	2014	2013
Total proceeds on sales of available-for-sale securities	$4,939,598	$5,985,270
Total proceeds from redemptions of fixed maturity investments	125,226	—
Total proceeds from maturities of fixed maturity investments	1,630,000	1,080,000
Gross gains on sales	2,838,541	2,938,477
Gross losses on sales	(7,731)	—
Impairment losses	(121,623)	(81,154)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2014 and 2013.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121
Hedge fund	1,689,837	1,689,837			1,689,837

Total equity securities	14,497,958	14,497,958

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$1,689,837

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
U.S. government agency securities	$446,517	$446,517	$—	$446,517	$—
Obligations of state and political subdivisions	7,450,911	7,450,911		7,450,911
Corporate debt securities	334,907	334,907		334,907

Total fixed maturity investments	8,232,335	8,232,335

Equity securities (excluding the hedge fund)	11,396,452	11,396,452	11,396,452
Hedge fund	1,631,600	1,631,600			1,631,600

Total equity securities	13,028,052	13,028,052

Total investments	$21,260,387	$21,260,387	$11,396,452	$8,232,335	$1,631,600

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013.

The following is a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2014 and 2013.

	2014	2013
Balance classified as Level 3, beginning of year	$1,631,600	$1,485,151
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	58,237	146,449
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance	$1,689,837	$1,631,600

There were no transfers into or from Level 3 investments during the years ended December 31, 2014 and 2013.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2013. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Major categories of net interest and dividend income are summarized as follows:

	2014	2013
Interest earned:
Fixed maturity investments	$228,966	$264,758
Short term investments and cash and cash equivalents	1,083	447
Dividends earned	172,710	138,724
Investment expenses	(131,861)	(127,845)

Net investment income	$270,898	$276,084

5. OTHER INVESTED ASSETS

At December 31, 2014 and December 31, 2013, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

6. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with APSL, at December 31, 2014 and 2013 at cost, less accumulated depreciation and amortization, totaled $291,983 and $486,234, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2014
Furniture and fixtures	$55,258	$20,383	$34,875
Office equipment	18,123	12,833	5,290
Computer equipment	15,114	7,451	7,663
Internal use software	1,067,952	823,797	244,155

Total	$1,156,447	$864,464	$291,983

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2013
Leasehold improvements	$1,865	$1,865	$—
Furniture and fixtures	29,184	14,351	14,833
Office equipment	18,123	10,244	7,879
Computer equipment	13,961	8,505	5,456
Computer software	2,670	2,448	222
Internal use software	1,067,952	610,108	457,844

Total	$1,133,755	$647,521	$486,234

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2014 and 2013 are as follows:

	2014	2013
Case basis estimates	$2,069,370	$1,061,841
IBNR reserves	2,107,907	1,658,445

Totals	$4,177,277	$2,720,286

Liability for losses and loss adjustment expense activity is as follows:

	2014	2013
Liability—beginning of year	$2,720,286	$1,408,190
Incurred related to:
Current year	1,414,152	818,327
Prior years	915,976	1,127,530

Total incurred	2,330,128	1,945,857

Paid related to:
Current year	(12,539)	(5,274)
Prior years	(860,598)	(628,487)

Total paid	(873,137)	(633,761)

Liability—end of year	$4,177,277	$2,720,286

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $915,976 and $1,127,530 in 2014 and 2013, respectively. The 2014 increase resulted from unfavorable development on the Reinsurance Agreement book of business, specifically in the 2013 policy year. The 2013 increase resulted from (1) reserves established under the Reinsurance Agreement and (2) unfavorable development on the CAMICO treaty, specifically in the 2007/2008 and 2008/2009 policy years.

8. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically purchased shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. PREMIUMS WRITTEN

Premiums written were $4,657,738 and $2,425,358 during 2014 and 2013, respectively. The premiums written during the year ended December 31, 2014 and 2013 were attributable to premium cessions from C&F under the Reinsurance Agreement

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited. The Company paid Cedar Management Limited $330,000 and $320,000 in fees during 2014 and 2013, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $525,681 in 2014 and $545,681 in 2013. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 and $105,000 for the years ended December 31, 2014 and 2013, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2014	2013
Earnings before income tax	$578,788	$(363,010)

Expected tax	—	—
Foreign taxes at local expected rates	(439,921)	(648,768)
Other	8,473	6,567
Change in valuation allowance	431,448	642,201

Net tax expense (benefit)	$—	$—

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2014 and 2013, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2014	2013
Capitalized start-up expenses	$204,436	$224,879
Operating loss carryforwards	3,845,950	3,449,180
Depreciation and amortization	(75,494)	(130,615)

Deferred tax assets before valuation allowance	3,974,892	3,543,444
Valuation allowance	(3,974,892)	(3,543,444)

Deferred tax assets net of valuation allowance	$—	$—

At December 31, 2014, the deferred tax assets (after valuation allowance) are based on loss carryforwards of $9,619,836, which expire in 16 to 20 years.

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2014 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2014, approximately $33.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $26.6 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2014 and 2013 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2014	$1,000,000	$34,876,815	$17,673,477	$17,673,477
December 31, 2013	$1,000,000	$34,762,214	$16,663,931	$16,663,931

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2014 and 2013 was $804,896 and $1,382,860, respectively.

13. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2014	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$785,473	$863,570	$957,366	$1,063,084
Commission income	499,126	460,809	556,504	705,099
Net investment income	64,690	79,519	60,447	66,242
Net realized gain	796,735	225,158	223,723	1,463,571

Total revenues	$2,146,024	$1,629,056	$1,798,040	$3,297,996

Net income (loss)	$213,026	$(464,091)	$(239,130)	$1,068,983
Basic and diluted income (loss) per share	$0.32	$(0.70)	$(0.36)	$1.61

2013	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$329,876	$460,457	$496,569	$776,375
Commission income	303,562	298,348	366,294	408,418
Net investment income	65,292	82,784	63,795	64,213
Net realized gain	760,702	1,067,045	329,200	700,376

Total revenues	$1,459,432	$1,908,634	$1,255,858	$1,949,382

Net income (loss)	$120,970	$130,213	$(391,912)	$(222,281)
Basic and diluted income (loss) per share	$0.18	$0.19	$(0.58)	$(0.33)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,648,589	$2,222,527	$8,871,116
Total losses and expenses	4,969,999	3,322,329	8,292,328
Segment income (loss)	1,678,590	(1,099,802)	578,788
Identifiable assets	—	291,983	291,983

	As of and for the Year Ended December 31, 2013
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,196,315	$1,376,991	$6,573,306
Total losses and expenses	3,937,404	2,998,912	6,936,316
Segment income (loss)	1,258,911	(1,621,921)	(363,010)
Identifiable assets	—	486,234	486,234

15. STOCK COMPENSATION

APSL has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted a total of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends paid at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2014, 1,248 phantom shares were granted arising from the dividends declared on the Company’s common shares. 81,787 phantom shares were outstanding at December 31, 2014.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2014 or December 31, 2013.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES

APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2015	$100,471
2016	107,611
2017	110,566
2018	113,521
2019	67,226

$499,395

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with accountants on accounting and financial disclosure. Our retention of Deloitte Ltd. has been ratified by our Audit Committee and our shareholders. There have been no disagreements with Deloitte Ltd. with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2014.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 4, 2015 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of which is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 4, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 4, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 4, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 30.

(a)(2)	See Index to Financial Statements and Schedules on page 30.

(a)(3)	See Index to Exhibits set forth on pages 59 – 60 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 30.

The Index to Exhibits beginning on page 59 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2015	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 26, 2015

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2015

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 26, 2015

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 26, 2015

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 26, 2015

/S/ DAVID R. KLUNK David R. Klunk	Director	March 26, 2015

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 26, 2015

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 26, 2015

INDEX TO EXHIBITS

Year ended December 31, 2014

Exhibit Number	Description
3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3(ii) hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Addenda to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective July 1, 2008—incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.5	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2010—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.6	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2011—incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (filed 3/25/11) (No. 000-28249)

10.7	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.8	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.9	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

Exhibit Number	Description

10.10	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.11	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.12	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2013 (filed 3/28/13) (No. 000-28249)

10.13	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2014 (filed 3/25/14)(No. 000-28249)

10.14	Addendum to Management Agreement between Cedar Management Limited and AMIC Ltd. effective January 1, 2015*

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith