Form 10-Q
period 2015-03-31
AMERINST INSURANCE GROUP LTD
filed 2015-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015.

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

As of May 1, 2015, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2015	As of December 31, 2014
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $6,353,737 and $6,363,646)	$6,438,275	$6,442,549
Equity securities, available for sale, at fair value (cost $10,096,661 and $9,310,880)	14,728,565	14,497,958

TOTAL INVESTMENTS	21,166,840	20,940,507
Cash and cash equivalents	3,091,924	2,723,369
Restricted cash and cash equivalents	603,404	1,110,372
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	1,084,855	837,712
Accrued investment income	56,141	53,409
Property and equipment	249,884	291,983
Deferred policy acquisition costs	951,828	768,259
Prepaid expenses and other assets	597,900	834,067

TOTAL ASSETS	$29,272,776	$29,029,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$4,717,772	$4,177,277
Unearned premium	2,572,500	2,076,370
Assumed reinsurance balances payable	264,016	28,533
Accrued expenses and other liabilities	1,969,946	2,409,771

TOTAL LIABILITIES	$9,524,234	$8,691,951

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2015 and 2014: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,886,826	15,926,472
Accumulated other comprehensive income	4,716,442	5,265,981
Shares held by Subsidiary (339,862 and 339,862 shares) at cost	(8,137,272)	(8,137,272)

TOTAL SHAREHOLDERS’ EQUITY	19,748,542	20,337,727

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,272,776	$29,029,678

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
REVENUE
Net premiums earned	$1,225,863	$785,473
Commission income	738,818	499,126
Net investment income	52,662	64,690
Net realized gain on investments	513,666	796,735

TOTAL REVENUE	2,531,009	2,146,024
LOSSES AND EXPENSES
Losses and loss adjustment expenses	802,940	498,775
Policy acquisition costs	453,571	290,626
Operating and management expenses	1,162,353	1,143,597

TOTAL LOSSES AND EXPENSES	2,418,864	1,932,998

NET INCOME BEFORE TAX	$112,145	$213,026

Income tax expense	—	—
NET INCOME AFTER TAX	$112,145	$213,026
OTHER COMPREHENSIVE LOSS
Net unrealized holding (losses) gains arising during the period	(35,873)	501,723
Reclassification adjustment for gains included in net income	(513,666)	(796,735)

OTHER COMPREHENSIVE LOSS	(549,539)	(295,012)

COMPREHENSIVE LOSS	$(437,394)	$(81,986)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,926,472	$15,670,012
Net income	112,145	213,026
Dividends	(151,791)	(165,918)

RETAINED EARNINGS, END OF PERIOD	15,886,826	15,717,120

Per share amounts
Basic and diluted income per share	$0.17	$0.32

Dividends	$0.25	$0.25

Weighted average number of shares outstanding for the entire period	655,391	663,676

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
OPERATING ACTIVITIES
Net Cash provided by (used in) Operating Activities	$285,492	$(410,673)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	506,968	(81,351)
Purchases of available-for-sale securities	(1,488,455)	(1,056,946)
Proceeds from sales of available-for-sale securities	1,216,341	1,553,871

Net Cash provided by Investing Activities	234,854	415,574

FINANCING ACTIVITIES
Dividends paid	(151,791)	(165,918)

Net Cash used in Financing Activities	(151,791)	(165,918)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368,555	(161,017)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,723,369	$2,333,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,091,924	$2,172,789

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2014 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

There were no recently issued accounting pronouncements that had a material impact on the Company’s financial statements or disclosures.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2015 and December 31, 2014 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015
Fixed maturity investments:
U.S. government agency securities	$447,851	$8,945	$—	$456,796
Obligations of states and political subdivisions	5,593,216	79,317	(15,641)	5,656,892
Corporate debt securities	312,670	11,917	—	324,587

Total fixed maturity investments	6,353,737	100,179	(15,641)	6,438,275

Equity securities	9,096,661	4,063,578	(154,828)	13,005,411
Hedge fund	1,000,000	723,154	—	1,723,154

Total equity securities	10,096,661	4,786,732	(154,828)	14,728,565

Total investments	$16,450,398	$4,886,911	$(170,469)	$21,166,840

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,722	$3,637	$—	$451,359
Obligations of states and political subdivisions	5,601,616	85,978	(22,093)	5,665,501
Corporate debt securities	314,308	11,381	—	325,689

Total fixed maturity investments	6,363,646	100,996	(22,093)	6,442,549

Equity securities	8,310,880	4,559,699	(62,458)	12,808,121
Hedge fund	1,000,000	689,837	—	1,689,837

Total equity securities	9,310,880	5,249,536	(62,458)	14,497,958

Total investments	$15,674,526	$5,350,532	$(84,551)	$20,940,507

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,371,792	(15,641)	—	—	2,371,792	(15,641)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,371,792	(15,641)	—	—	2,371,792	(15,641)

Equity securities	—	—	1,884,672	(154,828)	1,884,672	(154,828)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,884,672	(154,828)	1,884,672	(154,828)

Total investments	$2,371,792	$(15,641)	$1,884,672	$(154,828)	$4,256,464	$(170,469)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,373,133	(22,093)	—	—	2,373,133	(22,093)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,373,133	(22,093)	—	—	2,373,133	(22,093)

Equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)

Total investments	$2,373,133	$(22,093)	$1,159,287	$(62,458)	$3,532,420	$(84,551)

As of March 31, 2015 and December 31, 2014, there were 28 and 23 securities in an unrealized loss position with an estimated fair value of $4,256,464 and $3,532,420, respectively. As of March 31, 2015 and December 31, 2014, nine of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2015 and December 31, 2014, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities to maturity and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At March 31, 2015 and December 31, 2014, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from one to three years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2015. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2015, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2015 and December 31, 2014, relating to nine fixed maturity securities, amounted to $15,641 and $22,093, respectively, and 19 and 14 equity securities, amounted to $154,828 and $62,458, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2015, the Company recorded a total other-than-temporary impairment charge of $147,643 on one equity security, as a result of the decline in fair value below cost. During the three months ended March 31, 2014, the Company recorded a total other-than-temporary impairment charge of $346 on one equity security, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2015 and December 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2014. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2015 and December 31, 2014:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2015
U.S. government agency securities	$456,796	$456,796	$—	$456,796	$—
Obligations of state and political subdivisions	5,656,892	5,656,892		5,656,892
Corporate debt securities	324,587	324,587		324,587

Total fixed maturity investments	6,438,275	6,438,275

Equity securities (excluding the hedge fund)	13,005,411	13,005,411	13,005,411
Hedge fund	1,723,154	1,723,154			1,723,154

Total equity securities	14,728,565	14,728,565

Total investments	$21,166,840	$21,166,840	$13,005,411	$6,438,275	$1,723,154

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121
Hedge fund	1,689,837	1,689,837			1,689,837

Total equity securities	14,497,958	14,497,958

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$1,689,837

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2015 and the year ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2015 and 2014:

	Hedge Fund Investment Three Months ended
	March 31, 2015	March 31, 2014
Balance classified as Level 3, beginning of period	$1,689,837	$1,631,600
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	33,317	27,695
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,723,154	$1,659,295

There were no transfers into or from Level 3 during the three months ended March 31, 2015 and 2014.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2015 and December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2015
Due in one year or less	$1,040,644	$1,043,323
Due after one year through five years	4,907,024	4,993,289
Due after five years through ten years	228,373	226,759
Due after ten years	177,696	174,904

Total	$6,353,737	$6,438,275

	Amortized Cost	Estimated Fair Value
As of December 31, 2014
Due in one year or less	$660,269	$665,201
Due after one year through five years	5,077,084	5,157,518
Due after five years through ten years	447,167	443,984
Due after ten years	179,126	175,846

Total	$6,363,646	$6,442,549

Information on sales and maturities of investments during the three months ended March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Total proceeds on sales of available-for-sale securities	$1,216,341	$1,553,871
Gross gains on sales	661,309	797,081
Gross losses on sales	—	—
Impairment losses	(147,643)	(346)

Major categories of net investment income during the three months ended March 31, 2015 and 2014 are summarized as follows:

	March 31, 2015	March 31, 2014
Interest earned:
Fixed maturity investments	$44,552	$63,495
Short term investments and cash and cash equivalents	460	161
Dividends earned	41,222	32,996
Investment expenses	(33,572)	(31,962)

Net investment income	$52,662	$64,690

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2015 and 2014.

	As of and for the Three Months Ended March 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,791,757	$739,252	$2,531,009
Total losses and expenses	1,524,042	894,822	2,418,864
Segment income (loss)	267,715	(155,570)	112,145
Identifiable assets	—	249,884	249,884

	As of and for the Three Months Ended March 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,646,750	$499,274	$2,146,024
Total losses and expenses	1,137,061	795,937	1,932,998
Segment income (loss)	509,689	(296,663)	213,026
Identifiable assets	—	430,227	430,227

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2015, 659 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 82,456 phantom shares were outstanding at March 31, 2015.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurred before January 1, 2015 for three of these employees and occurs before January 1, 2018 for the fourth employee.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2015.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2014 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $1,791,757 and $739,252 for the three months ended March 31, 2015 compared to $1,646,750 and $499,274 for the three months ended March 31, 2014, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014

We recorded net income of $112,145 during the first quarter of 2015 compared to net income of $213,026 for the same period in 2014. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $796,735 in the first quarter of 2014 to $513,666 in the first quarter of 2015 as a result of decreased sales of equity securities in an unrealized gain position during the first quarter of 2015 compared to the same period in 2014, partially offset by the increase in commission income from $499,126 in the first quarter of 2014 to $738,818 in the first quarter of 2015 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the first quarter of 2015 were $1,225,863 compared to $785,473 for the first quarter of 2014, an increase of $440,390 or 56.1%. The net premiums earned during the quarters ended March 31, 2015 and 2014 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2015 and 2014, we recorded commission income under the Agency Agreement of $738,818 and $499,126, respectively, an increase of $239,692 or 48.0%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2015.

We recorded net investment income of $52,662 for the quarter ended March 31, 2015 compared to $64,690 for the quarter ended March 31, 2014. The decline in net investment income was due to (i) the reduction in the fixed income security portion of the investment portfolio due to the disposition of certain fixed income securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2015 compared to the same period in 2014. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0.8% for the quarter ended March 31, 2015, compared to the 1.0% yield earned for the quarter ended March 31, 2014.

Sales of securities for the quarter ended March 31, 2015 resulted in realized gains on investments net of impairment of $513,666 compared to $796,735 during the quarter ended March 31, 2014, a decrease of $283,069 or 35.5%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

For the quarter ended March 31, 2015, we recorded loss and loss adjustment expenses of $802,940 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,225,863. For the quarter ended March 31, 2014, we recorded loss and loss adjustment expenses of $498,775 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $785,473. The increase in the loss ratio is primarily the result of greater than expected loss emergence in the 2013 policy year under the Reinsurance Agreement.

We recorded policy acquisition costs of $453,571 in the first quarter of 2015 compared to $290,626 for the same period in 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2015 and 2014 were 37% of the net premiums earned under the Reinsurance Agreement of $1,225,863 and $785,473, respectively.

We incurred operating and management expenses of $1,162,353 in the first quarter 2015 compared to $1,143,597 for the same period in 2014, an increase of $18,756 or 1.6%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,791,757	$739,252	$2,531,009
Total losses and expenses	1,524,042	894,822	2,418,864
Segment income (loss)	267,715	(155,570)	112,145
Identifiable assets	—	249,884	249,884

	As of and for the Three Months Ended March 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,646,750	$499,274	$2,146,024
Total losses and expenses	1,137,061	795,937	1,932,998
Segment income (loss)	509,689	(296,663)	213,026
Identifiable assets	—	430,227	430,227

FINANCIAL CONDITION

As of March 31, 2015, our total investments were $21,166,840, an increase of $226,333 from $20,940,507 at December 31, 2014. This was primarily due to the purchase of additional equity securities during the first quarter of 2015. The cash and cash equivalents balance increased from $2,723,369 at December 31, 2014 to $3,091,924 at March 31, 2015, an increase of $368,555 or 13.5%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,110,372 at December 31, 2014 to $603,404 at March 31, 2015, a decrease of $506,968 or 45.7%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2015 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of March 31, 2015 and December 31, 2014. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2015 was 2.76:1, compared to a ratio of 3.02:1 at December 31, 2014. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2015, the balance was $1,084,855 compared to $837,712 as of December 31, 2014. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2015, the balance was $264,016 compared to $28,533 as of December 31, 2014. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $768,259 at December 31, 2014 to $951,828 at March 31, 2015. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $597,900 at March 31, 2015, a decrease of 28.3% from December 31, 2014. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $2,409,771 at December 31, 2014 to $1,969,946 at March 31, 2015, a decrease of $439,825 or 18.3%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2014 Form 10-K.

Total cash, investments and other invested assets increased from $26,244,248 at December 31, 2014 to $26,332,168 at March 31, 2015, an increase of $87,920 or 0.3%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $810,746, partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and dividends of $151,791 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2015, no such transactions occurred. Through March 31, 2015, Investco had repurchased 178,260 common shares from shareholders who had died or retired for a total purchase price of $5,042,417. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2015, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2015, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2015, which amounted to total ordinary cash dividends of $163,847. The dividends paid in 2015 have been reduced by $12,056, which represents a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $20.62 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.1% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $30.13 per share as of March 31, 2015. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2014 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: May 14, 2015	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015

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