Form 10-Q
period 2015-06-30
AMERINST INSURANCE GROUP LTD
filed 2015-08-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015.

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

As of August 1, 2015, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2015	As of December 31, 2014
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $5,933,835 and $6,363,646)	$6,021,929	$6,442,549
Equity securities, available for sale, at fair value (cost $10,058,221 and $9,310,880)	14,742,078	14,497,958

TOTAL INVESTMENTS	20,764,007	20,940,507
Cash and cash equivalents	3,570,228	2,723,369
Restricted cash and cash equivalents	1,019,882	1,110,372
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	826,390	837,712
Accrued investment income	52,295	53,409
Property and equipment	207,786	291,983
Deferred policy acquisition costs	951,868	768,259
Prepaid expenses and other assets	927,375	834,067

TOTAL ASSETS	$29,789,831	$29,029,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$5,409,289	$4,177,277
Unearned premium	2,572,609	2,076,370
Assumed reinsurance balances payable	159,602	28,533
Accrued expenses and other liabilities	2,300,800	2,409,771

TOTAL LIABILITIES	$10,442,300	$8,691,951

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2015 and 2014: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,360,306	15,926,472
Accumulated other comprehensive income	4,771,951	5,265,981
Shares held by Subsidiary (337,587 and 339,862 shares) at cost	(8,067,272)	(8,137,272)

TOTAL SHAREHOLDERS’ EQUITY	19,347,531	20,337,727

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,789,831	$29,029,678

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
REVENUE
Net premiums earned	$2,537,487	$1,649,043	$1,311,624	$863,570
Commission income	1,456,816	959,935	717,998	460,809
Net investment income	130,477	144,209	77,815	79,519
Net realized gain (loss) on investments	457,196	1,021,893	(56,470)	225,158

TOTAL REVENUE	4,581,976	3,775,080	2,050,967	1,629,056

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,662,054	1,047,142	859,114	548,367
Policy acquisition costs	938,874	610,148	485,303	319,522
Operating and management expenses	2,395,423	2,368,855	1,233,070	1,225,258

TOTAL LOSSES AND EXPENSES	4,996,351	4,026,145	2,577,487	2,093,147

NET LOSS BEFORE TAX	(414,375)	(251,065)	(526,520)	(464,091)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(414,375)	$(251,065)	$(526,520)	$(464,091)

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(36,834)	1,108,873	(961)	607,150
Reclassification adjustment for gains (losses) included in net loss	(457,196)	(1,021,893)	56,470	(225,158)

OTHER COMPREHENSIVE (LOSS) INCOME	(494,030)	86,980	55,509	381,992

COMPREHENSIVE LOSS	$(908,405)	$(164,085)	$(471,011)	$(82,099)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,926,472	$15,670,012	$15,886,826	$15,717,120
Net loss	(414,375)	(251,065)	(526,520)	(464,091)
Dividends	(151,791)	(165,918)	—	—

RETAINED EARNINGS, END OF PERIOD	$15,360,306	$15,253,029	$15,360,306	$15,253,029

Per share amounts
Basic and diluted (loss) income	$(0.63)	$(0.38)	$(0.80)	$(0.70)

Dividends	$0.25	$0.25	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	656,149	664,402	656,529	664,765

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash provided by (used in) Operating Activities	$788,305	$(468,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	90,490	(109,420)
Purchases of property and equipment	—	(29,700)
Purchases of available-for-sale securities	(2,106,939)	(1,567,594)
Proceeds from sales of available-for-sale securities	1,816,794	1,809,460
Proceeds from redemptions of fixed maturity investments	—	125,226
Proceeds from maturities of fixed maturity investments	410,000	445,000

Net Cash provided by Investing Activities	210,345	672,972

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(151,791)	(165,918)

Net Cash used in Financing Activities	(151,791)	(165,918)

NET INCREASE IN CASH AND CASH EQUIVALENTS	846,859	38,281
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,723,369	$2,333,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,570,228	$2,372,087

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2015 and December 31, 2014 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015
Fixed maturity investments:
U.S. government agency securities	$447,980	$6,795	$—	$454,775
Obligations of states and political subdivisions	5,174,835	81,597	(10,245)	5,246,187
Corporate debt securities	311,020	9,947	—	320,967

Total fixed maturity investments	5,933,835	98,339	(10,245)	6,021,929

Equity securities	9,058,221	4,105,644	(161,408)	13,002,457
Hedge fund	1,000,000	739,621	—	1,739,621

Total equity securities	10,058,221	4,845,265	(161,408)	14,742,078

Total investments	$15,992,056	$4,943,604	$(171,653)	$20,764,007

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,722	$3,637	$—	$451,359
Obligations of states and political subdivisions	5,601,616	85,978	(22,093)	5,665,501
Corporate debt securities	314,308	11,381	—	325,689

Total fixed maturity investments	6,363,646	100,996	(22,093)	6,442,549

Equity securities	8,310,880	4,559,699	(62,458)	12,808,121
Hedge fund	1,000,000	689,837	—	1,689,837

Total equity securities	9,310,880	5,249,536	(62,458)	14,497,958

Total investments	$15,674,526	$5,350,532	$(84,551)	$20,940,507

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,713,522	(9,638)	249,393	(607)	1,962,915	(10,245)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,713,522	(9,638)	249,393	(607)	1,962,915	(10,245)

Equity securities	—	—	1,978,975	(161,408)	1,978,975	(161,408)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,978,975	(161,408)	1,978,975	(161,408)

Total investments	$1,713,522	$(9,638)	$2,228,368	$(162,015)	$3,941,890	$(171,653)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,373,133	(22,093)	—	—	2,373,133	(22,093)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,373,133	(22,093)	—	—	2,373,133	(22,093)

Equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)

Total investments	$2,373,133	$(22,093)	$1,159,287	$(62,458)	$3,532,420	$(84,551)

As of June 30, 2015 and December 31, 2014, there were 31 and 23 securities in an unrealized loss position with an estimated fair value of $3,941,890 and $3,532,420, respectively. As of June 30, 2015 and December 31, 2014, six and nine of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2015 and December 31, 2014, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities to maturity and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At June 30, 2015 and December 31, 2014, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from less than one to three years and are classified as other invested assets on the Company’s condensed consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2015. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2015, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2015 and December 31, 2014, relating to seven and nine fixed maturity securities, amounted to $10,245 and $22,093, respectively, and 24 and 14 equity securities, amounted to $161,408 and $62,458, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2015, the Company recorded a total other-than-temporary impairment charge of $238,820 and $91,177 on three and two equity securities, respectively, as a result of the decline in fair value below cost. During the six months ended and three months ended June 30, 2014, the Company recorded a total other-than-temporary impairment charge of $2,236 and $1,890 on two and one equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2015 and December 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2014. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2015 and December 31, 2014:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2015
U.S. government agency securities	$454,775	$454,775	$—	$454,775	$—
Obligations of state and political subdivisions	5,246,187	5,246,187		5,246,187
Corporate debt securities	320,967	320,967		320,967

Total fixed maturity investments	6,021,929	6,021,929

Equity securities (excluding the hedge fund)	13,002,457	13,002,457	13,002,457
Hedge fund	1,739,621	1,739,621			1,739,621

Total equity securities	14,742,078	14,742,078

Total investments	$20,764,007	$20,764,007	$13,002,457	$6,021,929	$1,739,621

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121
Hedge fund	1,689,837	1,689,837			1,689,837

Total equity securities	14,497,958	14,497,958

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$1,689,837

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2015 and the year ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2015 and 2014:

	Hedge Fund Investment Six Months ended
	June 30, 2015	June 30, 2014
Balance classified as Level 3, beginning of period	$1,689,837	$1,631,600
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	49,784	25,093
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,739,621	$1,656,693

There were no transfers into or from Level 3 during the six months ended June 30, 2015 and 2014.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2015 and 2014:

	Hedge Fund Investment Three Months ended
	June 30, 2015	June 30, 2014
Balance classified as Level 3, beginning of period	$1,723,154	$1,659,295
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	16,467	(2,602)
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,739,621	$1,656,693

There were no transfers into or from Level 3 during the three months ended June 30, 2015 and 2014.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2015 and December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2015
Due in one year or less	$954,913	$961,355
Due after one year through five years	4,574,810	4,657,893
Due after five years through ten years	227,851	227,983
Due after ten years	176,261	174,698

Total	$5,933,835	$6,021,929

	Amortized Cost	Estimated Fair Value
As of December 31, 2014
Due in one year or less	$660,269	$665,201
Due after one year through five years	5,077,084	5,157,518
Due after five years through ten years	447,167	443,984
Due after ten years	179,126	175,846

Total	$6,363,646	$6,442,549

Information on sales and maturities of investments during the six months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Total proceeds on sales of available-for-sale securities	$1,816,794	$1,809,460
Proceeds from redemptions of fixed maturity investments	—	125,226
Total proceeds from maturities of fixed maturity investments	410,000	445,000
Gross gains on sales	699,941	1,024,129
Gross losses on sales	(3,925)	—
Impairment losses	(238,820)	(2,236)

Information on sales and maturities of investments during the three months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Total proceeds on sales of available-for-sale securities	$600,453	$255,589
Proceeds from redemptions of fixed maturity investments	—	125,226
Total proceeds from maturities of fixed maturity investments	410,000	445,000
Gross gains on sales	38,632	227,048
Gross losses on sales	(3,925)	—
Impairment losses	(91,177)	(1,890)

Major categories of net investment income during the six months ended June 30, 2015 and 2014 are summarized as follows:

	June 30, 2015	June 30, 2014
Interest earned:
Fixed maturity investments	$88,041	$124,569
Short term investments and cash and cash equivalents	908	266
Dividends earned	109,414	84,146
Investment expenses	(67,886)	(64,772)

Net investment income	$130,477	$144,209

Major categories of net investment income during the three months ended June 30, 2015 and 2014 are summarized as follows:

	June 30, 2015	June 30, 2014
Interest earned:
Fixed maturity investments	$43,489	$61,074
Short term investments and cash and cash equivalents	448	105
Dividends earned	68,192	51,150
Investment expenses	(34,314)	(32,810)

Net investment income	$77,815	$79,519

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2015 and 2014.

	As of and for the Six Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,124,314	$1,457,662	$4,581,976
Total losses and expenses	3,220,444	1,775,907	4,996,351
Segment loss	(96,130)	(318,245)	(414,375)
Identifiable assets	—	207,786	207,786

	As of and for the Six Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,814,898	$960,182	$3,775,080
Total losses and expenses	2,416,686	1,609,459	4,026,145
Segment income (loss)	398,212	(649,277)	(251,065)
Identifiable assets	—	403,697	403,697

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2015 and 2014.

	As of and for the Three Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,332,557	$718,410	$2,050,967
Total losses and expenses	1,696,402	881,085	2,577,487
Segment loss	(363,845)	(162,675)	(526,520)
Identifiable assets	—	207,786	207,786

	As of and for the Three Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,168,148	$460,908	$1,629,056
Total losses and expenses	1,279,625	813,522	2,093,147
Segment loss	(111,477)	(352,614)	(464,091)
Identifiable assets	—	403,697	403,697

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2015, no phantom shares were granted because no dividends were declared on the Company’s common shares. During the six months ended June 30, 2015, 659 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 82,456 phantom shares were outstanding at June 30, 2015.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2015.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $3,124,314 and $1,457,662 for the six months ended June 30, 2015 compared to $2,814,898 and $960,182 for the six months ended June 30, 2014, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2015 and ending December 31, 2015. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2015 compared to six months ended June 30, 2014

We recorded a net loss of $414,375 for the six months ended June 30, 2015 compared to a net loss of $251,065 for the same period in 2014. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $1,021,893 for the six months ended June 30, 2014 to $457,196 for the six months ended June 30, 2015 as a result of decreased sales of equity securities in an unrealized gain position during the first six months of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the first six months of 2015 compared to the same period in 2014, partially offset by the increase in commission income from $959,935 for the six months ended June 30, 2014 to $1,456,816 for the six months ended June 30, 2015 as a result of a higher volume of premiums written under the Agency Agreement, as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2015 were $2,537,487 compared to $1,649,043 for the six months ended June 30, 2014, an increase of $888,444 or 53.9%. The net premiums earned for the six months ended June 30, 2015 and 2014 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2015 compared to the same period in 2014 resulted from increased cessions from C&F in 2015, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the six months ended June 30, 2015 and 2014, we recorded commission income under the Agency Agreement of $1,456,816 and $959,935, respectively, an increase of $496,881 or 51.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2015.

We recorded net investment income of $130,477 for the six months ended June 30, 2015 compared to $144,209 for the six months ended June 30, 2014. The decline in net investment income is due primarily to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the six months ended June 30, 2015 compared to the same period in 2014. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the six months ended June 30, 2015, compared to the 1.1% yield earned for the six months ended June 30, 2014.

Sales of securities during the six months ended June 30, 2015 resulted in realized gains on investments net of impairment of $457,196 compared to $1,021,893 for the six months ended June 30, 2014, a decrease of $564,697. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position during the first six months of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the first six months of 2015 compared to the same period in 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

For the six months ended June 30, 2015, we recorded loss and loss adjustment expenses of $1,662,054 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $2,537,487. For the six months ended June 30, 2014, we recorded loss and loss adjustment expenses of $1,047,142 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $1,649,043. The increase in the loss ratio is primarily the result of greater than expected loss emergence in the 2013 policy year under the Reinsurance Agreement.

We recorded policy acquisition costs of $938,874 for the six months ended June 30, 2015 compared to $610,148 for the same period in 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2015 and 2014 were 37% of the net premiums earned under the Reinsurance Agreement of $2,537,487 and $1,649,043, respectively.

We expensed operating and management expenses of $2,395,423 for the six months ended June 30, 2015 compared to $2,368,855 for the same period in 2014, an increase of $26,568 or 1.1%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,124,314	$1,457,662	$4,581,976
Total losses and expenses	3,220,444	1,775,907	4,996,351
Segment loss	(96,130)	(318,245)	(414,375)
Identifiable assets	—	207,786	207,786

	As of and for the Six Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,814,898	$960,182	$3,775,080
Total losses and expenses	2,416,686	1,609,459	4,026,145
Segment income (loss)	398,212	(649,277)	(251,065)
Identifiable assets	—	403,697	403,697

Three months ended June 30, 2015 compared to three months ended June 30, 2014

We recorded net loss of $526,520 during the second quarter of 2015 compared to a net loss of $464,091 for the same period in 2014. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from a $225,158 realized gain in the second quarter of 2014 to a $56,470 realized loss in the second quarter of 2015 as a result of decreased sales of equity securities in an unrealized gain position during the second quarter of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the second quarter of 2015 compared to the same period in 2014, partially offset by the increase in commission income from $460,809 in the second quarter of 2014 to $717,998 in the second quarter of 2015 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the second quarter of 2015 were $1,311,624 compared to $863,570 for the second quarter of 2014, an increase of $448,054 or 51.9%. The net premiums earned during the quarters ended June 30, 2015 and 2014 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended June 30, 2015 and 2014, we recorded commission income under the Agency Agreement of $717,998 and $460,809, respectively, an increase of $257,189 or 55.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2015.

We recorded net investment income of $77,815 for the quarter ended June 30, 2015 compared to $79,519 for the quarter ended June 30, 2014. The decline in net investment income was due to (i) the reduction in the fixed income security portion of the investment portfolio due to the disposition of certain fixed income securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2015 compared to the same period in 2014. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarter ended June 30, 2015, compared to the 1.3% yield earned for the quarter ended June 30, 2014.

Sales of securities for the quarter ended June 30, 2015 resulted in a realized loss on investments net of impairment of $56,470 compared to a gain of $225,158 during the quarter ended June 30, 2014, a decrease of $281,628 or 125.1%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2014 and to the increase in other-than-temporary impairment charges compared to 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

For the quarter ended June 30, 2015, we recorded loss and loss adjustment expenses of $859,114 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,311,624. For the quarter ended June 30, 2014, we recorded loss and loss adjustment expenses of $548,367 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $863,570. The increase in the loss ratio is primarily the result of greater than expected loss emergence in the 2013 policy year under the Reinsurance Agreement.

We recorded policy acquisition costs of $485,303 in the second quarter of 2015 compared to $319,522 for the same period in 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2015 and 2014 were 37% of the net premiums earned under the Reinsurance Agreement of $1,311,624 and $863,570, respectively.

We incurred operating and management expenses of $1,233,070 in the second quarter 2015 compared to $1,225,258 for the same period in 2014, an increase of $7,812 or 0.6%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,332,557	$718,410	$2,050,967
Total losses and expenses	1,696,402	881,085	2,577,487
Segment loss	(363,845)	(162,675)	(526,520)
Identifiable assets	—	207,786	207,786
	As of and for the Three Months Ended June 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,168,148	$460,908	$1,629,056
Total losses and expenses	1,279,625	813,522	2,093,147
Segment loss	(111,477)	(352,614)	(464,091)
Identifiable assets	—	403,697	403,697

FINANCIAL CONDITION

As of June 30, 2015, our total investments were $20,764,007, a decrease of $176,500 from $20,940,507 at December 31, 2014. This was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and to the maturity of fixed maturity investments, not reinvested. The cash and cash equivalents balance increased from $2,723,369 at December 31, 2014 to $3,570,228 at June 30, 2015, an increase of $846,859 or 31.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,110,372 at December 31, 2014 to $1,019,882 at June 30, 2015, a decrease of $90,490 or 8.1%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2015 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of June 30, 2015 and December 31, 2014. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2015 was 2.57:1, compared to a ratio of 3.02:1 at December 31, 2014. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2015, the balance was $826,390 compared to $837,712 as of December 31, 2014. The decrease resulted from a marginally lower level of net premiums assumed under the Reinsurance Agreement during the quarter ended June 30, 2015 compared to the quarter ended December 31, 2014.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2015, the balance was $159,602 compared to $28,533 as of December 31, 2014. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $768,259 at December 31, 2014 to $951,868 at June 30, 2015. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $927,375 at June 30, 2015, an increase of 11.2% from December 31, 2014. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was mainly attributable to the annual director fee payments to the Company’s directors made in May 2015 relating to the period from June 1, 2015 to May 31, 2016.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $2,409,771 at December 31, 2014 to $2,300,800 at June 30, 2015, a decrease of $108,971 or 4.5%. The decrease in the balance was attributable to a decrease in expenses accrued relating largely to professional fees. This balance fluctuates due to the timing of the payment of these fees.

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

Total cash, investments and other invested assets increased from $26,244,248 at December 31, 2014 to $26,824,117 at June 30, 2015, an increase of $579,869 or 2.2%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,747,387, partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and dividends of $151,791 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June30, 2015, no such transactions occurred. Through June 30, 2015, Investco had repurchased 178,260 common shares from shareholders who had died or retired for a total purchase price of $5,042,417. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2015, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2015, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2015, which amounted to total ordinary cash dividends of $163,847. The dividends paid in 2015 have been reduced by $12,056, which represents a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $20.62 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 9.0% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $29.42 per share as of June 30, 2015. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: August 13, 2015	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015

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