Form 10-Q
period 2015-09-30
AMERINST INSURANCE GROUP LTD
filed 2015-11-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015.

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

As of November 1, 2015, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2015	As of December 31, 2014
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $6,618,171 and $6,363,646)	$6,683,156	$6,442,549
Equity securities, available for sale, at fair value (cost $10,093,318 and $9,310,880)	13,355,072	14,497,958

TOTAL INVESTMENTS	20,038,228	20,940,507
Cash and cash equivalents	4,381,645	2,723,369
Restricted cash and cash equivalents	71,920	1,110,372
Other invested assets	1,470,000	1,470,000
Assumed reinsurance balances receivable	981,928	837,712
Accrued investment income	52,727	53,409
Property and equipment	169,900	291,983
Deferred policy acquisition costs	1,008,005	768,259
Prepaid expenses and other assets	740,168	834,067

TOTAL ASSETS	$28,914,521	$29,029,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$5,909,182	$4,177,277
Unearned premium	2,724,328	2,076,370
Assumed reinsurance balances payable	486,651	28,533
Accrued expenses and other liabilities	2,406,542	2,409,771

TOTAL LIABILITIES	$11,526,703	$8,691,951

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2015 and 2014: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,845,805	15,926,472
Accumulated other comprehensive income	3,326,739	5,265,981
Shares held by Subsidiary (337,587 and 339,862 shares) at cost	(8,067,272)	(8,137,272)

TOTAL SHAREHOLDERS’ EQUITY	17,387,818	20,337,727

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,914,521	$29,029,678

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
REVENUE
Net premiums earned	$3,944,388	$2,606,409	$1,406,901	$957,366
Commission income	2,185,785	1,516,439	728,969	556,504
Net investment income	186,186	204,656	55,709	60,447
Net realized gain on investments	464,772	1,245,616	7,576	223,723

TOTAL REVENUE	6,781,131	5,573,120	2,199,155	1,798,040

LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,648,532	1,655,069	986,478	607,927
Policy acquisition costs	1,459,430	964,385	520,556	354,237
Operating and management expenses	3,437,629	3,443,861	1,042,206	1,075,006

TOTAL LOSSES AND EXPENSES	7,545,591	6,063,315	2,549,240	2,037,170

NET LOSS BEFORE TAX	(764,460)	(490,195)	(350,085)	(239,130)
Income tax expense	—	—	—	—
NET LOSS AFTER TAX	$(764,460)	$(490,195)	$(350,085)	$(239,130)

OTHER COMPREHENSIVE LOSS
Net unrealized holding (losses) gains arising during the period	(1,474,470)	856,388	(1,437,636)	(252,485)
Reclassification adjustment for gains included in net loss	(464,772)	(1,245,616)	(7,576)	(223,723)

OTHER COMPREHENSIVE LOSS	(1,939,242)	(389,228)	(1,445,212)	(476,208)

COMPREHENSIVE LOSS	$(2,703,702)	$(879,423)	$(1,795,297)	$(715,338)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,926,472	$15,670,012	$15,360,306	$15,253,029
Net loss	(764,460)	(490,195)	(350,085)	(239,130)
Dividends	(316,207)	(322,328)	(164,416)	(156,410)

RETAINED EARNINGS, END OF PERIOD	$14,845,805	$14,857,489	$14,845,805	$14,857,489

Per share amounts
Basic and diluted loss	$(1.16)	$(0.74)	$(0.53)	$(0.36)

Dividends	$0.50	$0.50	$0.25	$0.25

Weighted average number of shares outstanding for the entire period (for basic and diluted)	656,529	664,765	657,666	665,853

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
OPERATING ACTIVITIES
Net Cash provided by (used in) in Operating Activities	$1,542,472	$(359,064)

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	1,038,452	(125,883)
Purchases of property and equipment	(4,290)	(29,700)
Purchases of available-for-sale securities	(4,733,353)	(2,148,732)
Proceeds from sales of available-for-sale securities	3,436,202	2,338,306
Proceeds from redemptions of fixed maturity investments	35,000	125,226
Proceeds from maturities of fixed maturity investments	660,000	820,000

Net Cash provided by Investing Activities	432,011	979,217

FINANCING ACTIVITIES
Dividends paid	(316,207)	(322,328)

Net Cash used in Financing Activities	(316,207)	(322,328)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,658,276	297,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,723,369	$2,333,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,381,645	$2,631,631

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2015 and December 31, 2014 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015
Fixed maturity investments:
U.S. government agency securities	$448,110	$11,304	$—	$459,414
Obligations of states and political subdivisions	5,860,704	63,160	(17,468)	5,906,396
Corporate debt securities	309,357	7,989	—	317,346

Total fixed maturity investments	6,618,171	82,453	(17,468)	6,683,156

Equity securities	9,093,318	2,937,386	(375,660)	11,655,044
Hedge fund	1,000,000	700,028	—	1,700,028

Total equity securities	10,093,318	3,637,414	(375,660)	13,355,072

Total investments	$16,711,489	$3,719,867	$(393,128)	$20,038,228

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,722	$3,637	$—	$451,359
Obligations of states and political subdivisions	5,601,616	85,978	(22,093)	5,665,501
Corporate debt securities	314,308	11,381	—	325,689

Total fixed maturity investments	6,363,646	100,996	(22,093)	6,442,549

Equity securities	8,310,880	4,559,699	(62,458)	12,808,121
Hedge fund	1,000,000	689,837	—	1,689,837

Total equity securities	9,310,880	5,249,536	(62,458)	14,497,958

Total investments	$15,674,526	$5,350,532	$(84,551)	$20,940,507

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,705,352	(11,842)	1,580,602	(5,626)	3,285,954	(17,468)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,705,352	(11,842)	1,580,602	(5,626)	3,285,954	(17,468)

Equity securities	130,206	(39,040)	3,755,752	(336,620)	3,885,958	(375,660)
Hedge fund	—	—	—	—	—	—

Total equity securities	130,206	(39,040)	3,755,752	(336,620)	3,885,958	(375,660)

Total investments	$1,835,558	$(50,882)	$5,336,354	$(342,246)	$7,171,912	$(393,128)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,373,133	(22,093)	—	—	2,373,133	(22,093)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	2,373,133	(22,093)	—	—	2,373,133	(22,093)

Equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	1,159,287	(62,458)	1,159,287	(62,458)

Total investments	$2,373,133	$(22,093)	$1,159,287	$(62,458)	$3,532,420	$(84,551)

As of September 30, 2015 and December 31, 2014, there were 47 and 23 securities in an unrealized loss position with an estimated fair value of $7,171,912 and $3,532,420, respectively. As of September 30, 2015 and December 31, 2014, 10 and nine of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2015 and December 31, 2014, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold the fixed maturity securities to maturity and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At September 30, 2015 and December 31, 2014, the Company had investments in certificates of deposit (“CD”) in the amount of $1,470,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from less than one to three years and are classified as other invested assets on the Company’s condensed consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2015. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2015, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2015 and December 31, 2014, relating to 12 and nine fixed maturity securities, amounted to $17,468 and $22,093, respectively, and 35 and 14 equity securities, amounted to $375,660 and $62,458, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2015, the Company recorded a total other-than-temporary impairment charge of $536,806 and $297,986 on four and one equity securities, respectively, as a result of the decline in fair value below cost. During the nine months ended and three months ended September 30, 2014, the Company recorded a total other-than-temporary impairment charge of $121,623 and $119,387 on eight and six equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2015 and December 31, 2014 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2014. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2015 and December 31, 2014:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2015
U.S. government agency securities	$459,414	$459,414	$—	$459,414	$—
Obligations of state and political subdivisions	5,906,396	5,906,396		5,906,396
Corporate debt securities	317,346	317,346		317,346

Total fixed maturity investments	6,683,156	6,683,156

Equity securities (excluding the hedge fund)	11,655,044	11,655,044	11,655,044
Hedge fund	1,700,028	1,700,028			1,700,028

Total equity securities	13,355,072	13,355,072

Total investments	$20,038,228	$20,038,228	$11,655,044	$6,683,156	$1,700,028

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121
Hedge fund	1,689,837	1,689,837			1,689,837

Total equity securities	14,497,958	14,497,958

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$1,689,837

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the nine months ended September 30, 2015 and 2014:

	Hedge Fund Investment Nine Months ended
	September 30, 2015	September 30, 2014
Balance classified as Level 3, beginning of period	$1,689,837	$1,631,600
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	10,191	37,272
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,700,028	$1,668,872

There were no transfers into or from Level 3 during the nine months ended September 30, 2015 and 2014.

The following table presents a reconciliation of the beginning and ending balance of investments measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended September 30, 2015 and 2014:

	Hedge Fund Investment Three Months ended
	September 30, 2015	September 30, 2014
Balance classified as Level 3, beginning of period	$1,739,621	$1,656,693
Total gains or losses included in earnings	—	—
Change in fair value of hedge fund investment	(39,593)	12,179
Purchases	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, end of period	$1,700,028	$1,668,872

There were no transfers into or from Level 3 during the three months ended September 30, 2015 and 2014.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2015 and December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2015
Due in one year or less	$1,035,461	$1,045,295
Due after one year through five years	5,180,568	5,239,796
Due after five years through ten years	227,326	225,718
Due after ten years	174,816	172,347

Total	$6,618,171	$6,683,156

	Amortized Cost	Estimated Fair Value
As of December 31, 2014
Due in one year or less	$660,269	$665,201
Due after one year through five years	5,077,084	5,157,518
Due after five years through ten years	447,167	443,984
Due after ten years	179,126	175,846

Total	$6,363,646	$6,442,549

Information on sales and maturities of investments during the nine months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Total proceeds on sales of available-for-sale securities	$3,436,202	$2,338,306
Proceeds from redemptions of fixed maturity investments	35,000	125,226
Total proceeds from maturities of fixed maturity investments	660,000	820,000
Gross gains on sales	1,168,098	1,374,970
Gross losses on sales	(166,520)	(7,731)
Impairment losses	(536,806)	(121,623)

Information on sales and maturities of investments during the three months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Total proceeds on sales of available-for-sale securities	$1,619,408	$528,846
Proceeds from redemptions of fixed maturity investments	35,000	—
Total proceeds from maturities of fixed maturity investments	250,000	375,000
Gross gains on sales	468,157	350,841
Gross losses on sales	(162,595)	(7,731)
Impairment losses	(297,986)	(119,387)

Major categories of net investment income during the nine months ended September 30, 2015 and 2014 are summarized as follows:

	September 30, 2015	September 30, 2014
Interest earned:
Fixed maturity investments	$130,025	$177,823
Short term investments and cash and cash equivalents	1,414	635
Dividends earned	157,138	124,942
Investment expenses	(102,391)	(98,744)

Net investment income	$186,186	$204,656

Major categories of net investment income during the three months ended September 30, 2015 and 2014 are summarized as follows:

	September 30, 2015	September 30, 2014
Interest earned:
Fixed maturity investments	$41,984	$53,254
Short term investments and cash and cash equivalents	506	369
Dividends earned	47,724	40,796
Investment expenses	(34,505)	(33,972)

Net investment income	$55,709	$60,447

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2015 and 2014.

	As of and for the Nine Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,594,051	$2,187,080	$6,781,131
Total losses and expenses	4,920,208	2,625,383	7,545,591
Segment loss	(326,157)	(438,303)	(764,460)
Identifiable assets	—	169,900	169,900

	As of and for the Nine Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,056,114	$1,517,006	$5,573,120
Total losses and expenses	3,621,201	2,442,114	6,063,315
Segment income (loss)	434,913	(925,108)	(490,195)
Identifiable assets	—	347,021	347,021

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2015 and 2014.

	As of and for the Three Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,469,737	$729,418	$2,199,155
Total losses and expenses	1,699,764	849,476	2,549,240
Segment loss	(230,027)	(120,058)	(350,085)
Identifiable assets	—	169,900	169,900

	As of and for the Three Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,241,216	$556,824	$1,798,040
Total losses and expenses	1,204,515	832,655	2,037,170
Segment income (loss)	36,701	(275,831)	(239,130)
Identifiable assets	—	347,021	347,021

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three and nine months ended September 30, 2015, 700 and 1,360 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 83,156 phantom shares were outstanding at September 30, 2015.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2015.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $4,594,051 and $2,187,080 for the nine months ended September 30, 2015 compared to $4,056,114 and $1,517,006 for the nine months ended September 30, 2014, respectively. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2015.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

We recorded a net loss of $764,460 for the nine months ended September 30, 2015 compared to a net loss of $490,195 for the same period in 2014. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $1,245,616 for the nine months ended September 30, 2014 to $464,772 for the nine months ended September 30, 2015 as a result of decreased sales of equity securities in an unrealized gain position during the first nine months of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the first nine months of 2015 compared to the same period in 2014, partially offset by the increase in commission income from $1,516,439 for the nine months ended September 30, 2014 to $2,185,785 for the nine months ended September 30, 2015 as a result of a higher volume of premiums written under the Agency Agreement, as discussed in further detail below.

Our net premiums earned for the nine months ended September 30, 2015 were $3,944,388 compared to $2,606,409 for the nine months ended September 30, 2014, an increase of $1,337,979 or 51.3%. The net premiums earned for the nine months ended September 30, 2015 and 2014 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2015 compared to the same period in 2014 resulted from increased cessions from C&F in 2015, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the nine months ended September 30, 2015 and 2014, we recorded commission income under the Agency Agreement of $2,185,785 and $1,516,439, respectively, an increase of $669,346 or 44.1%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2015.

We recorded net investment income of $186,186 for the nine months ended September 30, 2015 compared to $204,656 for the nine months ended September 30, 2014. The decline in net investment income is due primarily to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the nine months ended September 30, 2015 compared to the same period in 2014. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the nine months ended September 30, 2015, compared to the 1.1% yield earned for the nine months ended September 30, 2014.

Sales of securities during the nine months ended September 30, 2015 resulted in realized gains on investments net of impairment of $464,772 compared to $1,245,616 for the nine months ended September 30, 2014, a decrease of $780,844. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position during the first nine months of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the first nine months of 2015 compared to the same period in 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

For the nine months ended September 30, 2015, we recorded loss and loss adjustment expenses of $2,648,532, which represents (i) $2,583,574 in losses derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $3,944,388 and (ii) $64,958 in additional losses under the Reinsurance Agreement which resulted from unfavorable development in policy years 2010 and 2014. For the nine months ended September 30, 2014, we recorded loss and loss adjustment expenses of $1,655,069 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $2,606,409. The increase in the estimated loss ratio is primarily the result of greater than expected loss emergence in the 2013 policy year under the Reinsurance Agreement.

We recorded policy acquisition costs of $1,459,430 for the nine months ended September 30, 2015 compared to $964,385 for the same period in 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2015 and 2014 were 37% of the net premiums earned under the Reinsurance Agreement of $3,944,388 and $2,606,409, respectively.

We expensed operating and management expenses of $3,437,629 for the nine months ended September 30, 2015 compared to $3,443,861 for the same period in 2014, a decrease of $6,232 or .2%. The decrease was attributable to deceased professional fees, partially offset by increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,594,051	$2,187,080	$6,781,131
Total losses and expenses	4,920,208	2,625,383	7,545,591
Segment loss	(326,157)	(438,303)	(764,460)
Identifiable assets	—	169,900	169,900

	As of and for the Nine Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,056,114	$1,517,006	$5,573,120
Total losses and expenses	3,621,201	2,442,114	6,063,315
Segment income (loss)	434,913	(925,108)	(490,195)
Identifiable assets	—	347,021	347,021

Three months ended September 30, 2015 compared to three months ended September 30, 2014

We recorded net loss of $350,085 during the third quarter of 2015 compared to a net loss of $239,130 for the same period in 2014. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from a $223,723 realized gain in the third quarter of 2014 to $7,576 in the third quarter of 2015 as a result of decreased sales of equity securities in an unrealized gain position during the third quarter of 2015 compared to the same period in 2014 and to the increase in other-than-temporary impairment charges during the third quarter of 2015 compared to the same period in 2014, partially offset by the increase in commission income from $556,504 in the third quarter of 2014 to $728,969 in the third quarter of 2015 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the third quarter of 2015 were $1,406,901 compared to $957,366 for the third quarter of 2014, an increase of $449,535 or 47%. The net premiums earned during the quarters ended September 30, 2015 and 2014 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2015 and 2014, we recorded commission income under the Agency Agreement of $728,969 and $556,504, respectively, an increase of $172,465 or 31%. This increase resulted from a higher volume of premiums written under the Agency Agreement during the third quarter of 2015 compared to the corresponding period in 2014.

We recorded net investment income of $55,709 for the quarter ended September 30, 2015 compared to $60,447 for the quarter ended September 30, 2014. The decline in net investment income was due to (i) the reduction in the fixed income security portion of the investment portfolio due to the disposition of certain fixed income securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during the third quarter of 2015 compared to the same period in 2014. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .8% for the quarter ended September 30, 2015, compared to the .9% yield earned for the quarter ended September 30, 2014.

Sales of securities for the quarter ended September 30, 2015 resulted in a realized gains on investments net of impairment of $7,576 compared to a gain of $223,723 during the quarter ended September 30, 2014, a decrease of $216,147 or 96.6%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2014 and to the increase in other-than-temporary impairment charges during the third quarter of 2015 compared to the corresponding period in 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

For the quarter ended September 30, 2015, we recorded loss and loss adjustment expenses of $986,478, which represents (i) $921,520 in losses derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,406,901 and (ii) $64,958 in additional losses under the Reinsurance Agreement which resulted from unfavorable development in policy years 2010 and 2014. For the quarter ended September 30, 2014, we recorded loss and loss adjustment expenses of $607,927 derived by multiplying our estimated loss ratio of 63.5% and the net premiums earned under the Reinsurance Agreement of $957,366. The increase in the estimated loss ratio was primarily the result of greater than expected loss emergence from the 2013 policy year under the Reinsurance Agreement.

We recorded policy acquisition costs of $520,556 in the third quarter of 2015 compared to $354,237 for the same period in 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2015 and 2014 were 37% of the net premiums earned under the Reinsurance Agreement of $1,406,901 and $957,366, respectively.

We incurred operating and management expenses of $1,042, 206 in the third quarter 2015 compared to $1,075,006 for the same period in 2014, a decrease of $32,800 or 3.1%. The decrease was primarily attributable to decreased directors’ fees and expenses between the two periods, partially offset by increased salaries and related costs associated with APSL’s hiring of additional producer personnel.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,469,737	$729,418	$2,199,155
Total losses and expenses	1,699,764	849,476	2,549,240
Segment loss	(230,027)	(120,058)	(350,085)
Identifiable assets	—	169,900	169,900

	As of and for the Three Months Ended September 30, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,241,216	$556,824	$1,798,040
Total losses and expenses	1,204,515	832,655	2,037,170
Segment income (loss)	36,701	(275,831)	(239,130)
Identifiable assets	—	347,021	347,021

FINANCIAL CONDITION

As of September 30, 2015, our total investments were $20,038,228, a decrease of $902,279 from $20,940,507 at December 31, 2014. This was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and to the maturity of fixed maturity investments, the proceeds of which were not immediately reinvested. The cash and cash equivalents balance increased from $2,723,369 at December 31, 2014 to $4,381,645 at September 30, 2015, an increase of $1,658,276 or 60.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,110,372 at December 31, 2014 to $71,920 at September 30, 2015, a decrease of $1,038,452 or 93.5%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2015 that have not yet been reinvested. Other invested assets remained unchanged at $1,470,000 as of September 30, 2015 and December 31, 2014. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2015 was 2.25:1, compared to a ratio of 3.02:1 at December 31, 2014. The decrease in this ratio was primarily attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2015, the balance was $981,928 compared to $837,712 as of December 31, 2014. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2015, the balance was $486,651 compared to $28,533 as of December 31, 2014. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $768,259 at December 31, 2014 to $1,008,005 at September 30, 2015. The increase in deferred policy acquisition costs during the first nine months of 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $740,168 at September 30, 2015, a decrease of 11.3% from December 31, 2014. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $2,409,771 at December 31, 2014 to $2,406,542 at September 30, 2015, a decrease of $3,229 or .1%. The decrease in the balance was attributable to a decrease in expenses accrued relating largely to professional fees. This balance fluctuates due to the timing of the payment of these fees.

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

Total cash, investments and other invested assets decreased from $26,244,248 at December 31, 2014 to $25,961,793 at September 30, 2015, a decrease of $282,455 or 1.1%. The net decrease resulted primarily from the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and dividends of $316,207 paid during the year, partially offset by positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $2,414,244.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2015, no such transactions occurred. Through September 30, 2015, Investco had repurchased 178,260 common shares from shareholders who had died or retired for a total purchase price of $5,042,417. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2015, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2015, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first and third quarters of 2015, which amounted to total ordinary cash dividends of $163,847 and $164,416, respectively. The dividends paid in 2015 have been reduced by $12,056, which represents a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $20.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $26.44 per share as of September 30, 2015. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2015, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 13, 2015	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015

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