Form 10-K
period 2015-12-31
AMERINST INSURANCE GROUP LTD
filed 2016-03-28
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2016, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $19,347,531 based on book value as of June 30, 2015.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 2, 2016	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2015

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $5,873,847 and $3,095,798 for the year ended December 31, 2015 compared to $6,648,589 and $2,222,527 for the year ended December 31, 2014, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

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

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of the Reinsurance Agreement is continuous and may be terminated by either party upon at least 120 days’ prior written notice.

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

Third-party Managers and Service Providers

Cedar Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Cedar Management Limited renewed for one year beginning January 1, 2016 and ending December 31, 2016. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Allied World and State Bar programs. The primary methods of competition in our industry are based on price and quality of service. We believe that our focus on providing high-quality service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) 25% of the enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model; (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, a declaration of the statutory ratios, and the related solvency certificate, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements prepared in accordance with U.S. GAAP or IFRS, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of AMIC Ltd. becoming insolvent or that AMIC Ltd. is in violation of the Insurance Act or any conditions imposed upon AMIC Ltd.’s registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict AMIC Ltd. from making such payments to such extent as the BMA deems appropriate.

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

Except for business related to APSL, our business is conducted from our offices in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for the meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for the APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2015 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2015, approximately $33.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2015 and 2014 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436
December 31, 2014	$1,000,000	$36,146,852	$17,808,898	$17,808,898

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

Employees

At December 31, 2015, APSL had 22 employees, 20 full-time salaried employees and 2 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

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

We have incurred net losses before net realized gains in investments in 2015 and 2014 and may incur further net losses before net realized gains in investments if we are unable to generate significant revenues under our existing agency and reinsurance agreements.

We incurred net losses before net realized gains on investments of $1.6 million and $2.1 million for the years ended December 31, 2015 and December 31, 2014, respectively, due to the costs incurred in the development of and implementation of our business plan. On January 5, 2009, AMIC Ltd., our wholly owned subsidiary, received written notice from CNA that CNA did not intend to renew its reinsurance agreement with us regarding the AICPA Plan. In 2008, our business relationship with CNA accounted for over 95% of our net premiums earned. On May 15, 2009, AMIC Ltd. and CNA entered into a Commutation and Release Agreement whereby, effective January 1, 2009, in exchange for a payment of a portion of the reserves which we had previously set aside, CNA assumed responsibility for prior years’ undetermined and unpaid liabilities.

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

The successful implementation of our business plan is dependent upon our ability to retain APSL senior executives and other qualified APSL employees. In 2009, APSL entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 25 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and APSL’s key employees were not to renew their relationship with APSL, or only upon terms that were not acceptable to APSL, our business could be harmed.

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

Investco, our subsidiary, currently owns approximately 34.7% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco remain outstanding and can be voted by Investco at our direction, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2015, are as follows:

2016	$107,611
2017	101,209

$208,820

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

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2015, Investco had purchased an aggregate of 186,283 common shares from shareholders who had died or retired for a total purchase price of $5,287,360. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2015	—	—	—	N/A
November 2015	—	—	—	N/A
December 2015	8,023	$30.53	8,023	N/A
Total	8,023	$30.53	8,023	N/A

(1)	As stated above, it is the Company’s policy to limit Investco’s repurchase of Company stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2015, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2015.

During 2015, the directors of AmerInst were granted 2,275 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of December 31, 2015, there were 1,723 holders of record of our common shares. During 2015 and 2014, we paid total ordinary cash dividends of $328,263 and $332,382, respectively, which represented two semi-

annual payments of $0.25 per share. During 2015, the dividend amount paid was reduced by $12,056, which represented a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. During 2014, the total dividend amount paid was reduced by $10,054, which represented a write back of uncashed dividends issued prior to 2009 to shareholders that we were unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides supplemental information, which sets forth management’s views of the major factors that have affected our financial condition and results of operations that should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Fair Value of Investments,” “Liquidity and Capital Resources” and “Losses and Loss Adjustment Expenses.”

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

Our reinsurance segment had revenues of $5,873,847 for the year ended December 31, 2015 and $6,648,589 for the year ended December 31, 2014. Total losses and expenses for this segment were $6,794,589 for the year ended December 31, 2015 and $4,969,999 for the year ended December 31, 2014. This resulted in a segment loss of $920,742 and segment income of $1,678,590 for the years ended December 31, 2015 and 2014, respectively.

Our insurance segment had revenues of $3,095,798 for the year ended December 31, 2015 and $2,222,527 for the year ended December 31, 2014. Operating and management expenses were $3,571,540 for the year ended December 31, 2015 and $3,322,329 for the year ended December 31, 2014. This resulted in segment losses of $475,742 and $1,099,802 for the years ended December 31, 2015 and 2014, respectively.

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

Our results of operations for the years ended December 31, 2015 and December 31, 2014 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,”

the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2015. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2015, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $5.1 million, the high estimate was $8.3 million, and the central estimate was $6.6 million. We selected reserves of $6,583,474 as of December 31, 2015, which is the approximate central estimate of our independent actuary. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve at the approximate actuarial central estimate.

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

Results of Operations

We recorded a net loss of $1,396,484 in 2015 compared to net income of $578,788 in 2014. The decrease in net income is mainly attributable to the decrease in realized gains on investments, net of impairment, from $2,709,187 for the year ended December 31, 2014 to $195,796 for the year ended December 31, 2015. The decrease in realized gains, net of impairment, resulted from decreased sales of equity securities in an unrealized gain position during 2015 compared to 2014 and to the increase in other-than-temporary impairment charges during 2015 compared to 2014. This was partially offset by the increase in commission income from 2,221,538 in 2014 to $3,093,980 in 2015 as a result of a higher volume of premiums written under the Agency Agreement, as discussed in further detail below.

Our net premiums earned were $5,423,599 for the year ended December 31, 2015 compared to $3,669,493 for the year ended December 31, 2014, an increase of $1,754,106 or 47.8%. The net premiums earned during 2015 and 2014 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2015, arising from a higher volume of underwriting activity under the Agency Agreement. The continued marketing of the program by APSL resulted in increased penetration in targeted markets.

For the years ended December 31, 2015 and 2014, we recorded commission income under the Agency Agreement of $3,093,980 and $2,221,538, respectively, an increase of $872,442 or 39.3%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2015.

We recorded net investment income of $256,270 for the year ended December 31, 2015 compared to $270,898 for the year ended December 31, 2014, a decrease of $14,628 or 5.4%. The decline in net investment income is due to (i) the reduction in the investment portfolio due to the disposition of certain fixed income and equity securities and (ii) lower yielding fixed income securities held in the Company’s investment portfolio during 2015 compared to 2014. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% in 2015, compared to 1.1% in 2014.

Sales of securities during the year ended December 31, 2015 resulted in realized gains on investments, net of impairment, of $195,796 compared to $2,709,187 during the year ended December 31, 2014, a decrease of $2,513,391 or 92.8%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position in 2015 compared to 2014 and to the increase in other-than-temporary impairment charges in 2015 compared to 2014. Increased positive cash flows attributable to the Reinsurance Agreement during 2015 has reduced the need to sell investments to fund operations.

Unrealized gain on investments was $5,265,981 at December 31, 2014 compared to $4,337,510 at December 31, 2015. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The decrease in unrealized gain on investments was due primarily to a decline in the market value of the Company’s equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2015 and 2014 is as follows:

	2015	2014
U.S. government agency securities	7%	2%
Obligations of state and political subdivisions	26	27
Corporate debt securities	2	2
Equity securities (including the hedge fund)	65	69

	100%	100%

Our losses and loss adjustment expenses increased by 54.2% to $3,593,663 in 2015 from $2,330,128 in 2014. The increase in the 2015 amount is mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F, as discussed above. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 66.6% in 2015 and 68.0% in 2014. The decrease in this loss ratio was primarily the result of losses during the year ended December 31, 2015 emerged at levels consistent with expectations, as discussed in more detail on page 25 under the caption “Losses and Loss Adjustment Expenses.” The 2014 amount includes unfavorable development of prior years’ estimates of losses and loss adjustment under the Reinsurance Agreement, specifically on the 2013 policy year.

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss expenses accordingly.

We recorded policy acquisition costs of $2,006,741 for the year ended December 31, 2015 compared to policy acquisition costs of $1,357,718 for the year ended December 31, 2014. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2015 and 2014 were 37% of the premiums earned under the Reinsurance Agreement of $5,423,599 and $3,669,493, respectively.

The Company incurred operating and management expenses of $4,765,725 for the year ended December 31, 2015 compared to $4,604,482 for the year ended December 31, 2014, an increase of $161,243 or 3.5%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional producer personnel in 2015.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2015 and 2014.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value (a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121

Total equity securities (excluding the hedge fund)	12,808,121	12,808,121

Hedge fund measured at net asset value (a)	1,689,837	1,689,837

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2015. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2015, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2015 and December 31, 2014, relating to eleven and nine fixed maturity securities, amounted to $18,853 and $22,093, respectively, and fifteen and fourteen equity securities, amounted to $87,838 and $62,458, respectively. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $783,005 and $121,623 on nine and eight equity securities during the years ended December 31, 2015 and 2014, respectively.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2015 and what level within the fair value hierarchy each valuation technique resides:

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

•

Hedge fund: Comprised of a hedge fund whose objective is to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fund invests in a diversified pool of hedge fund managers, generally across six different strategies: long/short equities, long/short credit, macro, multi-strategy opportunistic, event-driven, and portfolio hedge. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Redemptions of the hedge fund occur on a quarterly basis, with required notice of 95 days. In accordance with Subtopic 820-10, the fair value of our hedge fund is not classified in the fair value hierarchy.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2014. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

At December 31, 2015 and December 31, 2014, the Company had investments in certificates of deposit (“CD”) in the amount of $980,000 and $1,470,000, respectively, comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

As of December 31, 2015, our total investments were $22,394,031, an increase of $1,453.524 or 6.9%, from $20,940,507 at December 31, 2014. This was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of equity securities and fixed income securities with net premiums received under the Reinsurance Agreement. The cash and cash equivalents balance increased from $2,723,369 at December 31, 2014 to $3,073,747 at December 31, 2015, an increase of $350,378 or 12.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,110,372 at December 31, 2014 to $608,370 at December 31, 2015, a decrease of $502,002 or 45.2%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2015 that have been reinvested. Other invested assets decreased from $1,470,000 at December 31, 2014 to $980,000 at December 31, 2015, a decrease of $490,000 or 33.3%. This decrease was due to the maturity of certain other invested assets. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2015 was 2.10:1, compared to a ratio of 3:02:1 at December 31, 2014. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $26,244,248 at December 31, 2014 to $27,056,148 at December 31, 2015, an increase of $811,900 or 3.1%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $2,913,882. These increases were partially offset by net cash outflows to fund the operations of APSL and dividends of $316,207 paid during the year.

Liquidity and Capital Resources

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. During the continued implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise without having to resort to borrowing, which would be subject to regulatory limitations.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2015, the balance was $1,031,992 compared to $837,712 as of December 31, 2014. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2015.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2015, the balance was $269,055 compared to $28,533 as of December 31, 2014. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $768,259 at December 31, 2014 to $1,066,789 at December 31, 2015. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,042,249 at December 31, 2015, an increase of 25.0% from December 31, 2014. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $2,409,771 at December 31, 2014 to $3,129,906 at December 31, 2015, an increase of $720,135 or 29.9%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

AmerInst paid two semi-annual dividends of $0.25 per share during 2015 and 2014. During 2015, the total dividend amount was reduced by $12,056 which represents a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. During 2014, the total dividend amount was reduced by $10,054, which represents a write back of uncashed dividends issued prior to 2009 to shareholders that we were unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $20.87 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 8.75% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $26.97 per share as of December 31, 2015.

Total dividends paid were $316,207 and $322,328 in 2015 and 2014, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2015 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2015, approximately $33.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2015 and 2014 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436
December 31, 2014	$1,000,000	$36,146,852	$17,808,898	$17,808,898

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2016, Investco had purchased 186,283 common shares from shareholders who had died or retired for a total purchase price of $5,287,360. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2015. We review the actuarial estimates throughout the year for the possible impact on our financial position. Loss reserves relate only to accountants’ and attorneys’ professional liability from CAMICO and Crum & Forster (“C&F”) programs, and were calculated under the methodologies described below. During 2015, losses emerged at levels consistent with expectations in total for both CAMICO and C&F business.

CAMICO was a new program for the Company in 2005. The program provides professional liability coverage to accountants. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual CAMICO experience as of December 31, 2015. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expenses development information. The a priori loss and allocated loss adjustment expenses ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2014. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the CAMICO actuarial analysis to reasonable alternative assumptions.

C&F was a new program for the Company in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of December 31, 2015, separately for accountants and lawyers experience. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expenses ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of C&F experience as of December 31, 2014. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

The following table shows the development of the estimated liability for the previous 10 years of the Company’s operations:

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(Thousands of U.S. Dollars)

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross Liability for Loss and LAE Reserves	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720	$4,177	$6,583
Reinsurance Recoverable for Unpaid Loss and LAE Reserves	—	—	—	—	—	—	—	—	—	—	—

Net Liability for Unpaid Losses and LAE Reserves	$28,885	$28,161	$27,411	$24,416	$1,510	$1,203	$1,043	$1,408	$2,720	$4,177	$6,583

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Losses Re-estimated as of:
One Year Later	$26,323	$25,251	$22,139	$21,104	$1,490	$1,110	$939	$2,057	$2,328	$4,178	—
Two Years Later	22,493	19,780	18,006	20,980	1,399	1,066	1,591	1,608	2,327
Three Years Later	17,752	15,143	17,832	20,873	1,296	1,671	1,352	1,643
Four Years Later	13,916	15,011	17,740	20,786	1,959	1,491	1,408
Five Years Later	13,844	14,931	17,682	21,141	1,792	1,508
Six Years Later	13,784	14,899	17,790	21,017	1,792
Seven Years Later	13,782	14,935	17,747	21,017
Eight Years Later	13,810	14,935	17,747
Nine Years Later	13,813	14,935
Ten Years Later	13,813
Cumulative Redundancy (Deficiency)	15,072	13,225	9,664	3,399	(282)	(305)	(365)	(235)	373	(1)	—
Cumulative Amount Paid Through:
One Year Later	3,820	3,314	3,970	19,902	334	322	217	549	684	899	—
Two Years Later	6,166	6,310	17,208	20,195	656	444	685	986	1,132
Three Years Later	8,176	14,653	17,406	20,427	773	894	969	1,183
Four Years Later	13,675	14,759	17,540	20,480	1,223	1,146	1,112
Five Years Later	13,687	14,830	17,553	20,719	1,474	1,277
Six Years Later	13,747	14,839	17,657	20,890	1,603
Seven Years Later	13,752	14,910	17,705	20,960
Eight Years Later	13,810	14,913	17,710
Nine Years Later	13,812	14,913
Ten Years Later	13,812

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

The above table presents the development of balance sheet liabilities for 2005 through 2015 as of year-end 2015, and includes the CNA program liabilities through 2008 (the CNA program was commuted at year-end 2008). The top line of the table shows the original recorded unpaid liability for losses and LAE recorded at the balance sheet date for each of the indicated years.

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

The “cumulative redundancy (deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 2008 liability has developed a $3,399,000 redundancy which has been reflected in income in subsequent years as the reserves were re-estimated.

The lower section of the table shows the cumulative amount paid in respect of the previously recorded liability as of the end of each succeeding year. For example, the 2008 year end liability was originally $24,416,000. As of December 31, 2015, we had paid $20,960,000 of the currently estimated $21,017,000 of losses and LAE that had been incurred for 2008 and prior years through the end of 2015; thus an estimated $57,000 in losses incurred through 2008 remain unpaid as of the current financial statement date.

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

Inflation

The impact of inflation on the insurance industry differs significantly from that of other industries where large portions of total resources are invested in fixed assets, such as property, plant and equipment. Assets and liabilities of insurance companies, like other financial institutions, are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Therefore, we do not believe that inflation has materially impacted our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are listed below:

Schedules I, II, III, IV, V, and VI are omitted as they are inapplicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte Ltd.

Hamilton, Bermuda

March 28, 2016

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(expressed in U.S. dollars)

	2015	2014
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $7,637,599 and $6,363,646)	$7,691,186	$6,442,549
Equity securities, at fair value (cost $10,418,922 and $9,310,880)	14,702,845	14,497,958

TOTAL INVESTMENTS	22,394,031	20,940,507
Cash and cash equivalents	3,073,747	2,723,369
Restricted cash and cash equivalents	608,370	1,110,372
Other invested assets (Note 5)	980,000	1,470,000
Assumed reinsurance premiums receivable	1,031,992	837,712
Accrued investment income	59,342	53,409
Property and equipment (Note 6)	130,740	291,983
Deferred policy acquisition costs	1,066,789	768,259
Prepaid expenses and other assets	1,042,249	834,067

TOTAL ASSETS	$30,387,260	$29,029,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$6,583,474	$4,177,277
Unearned premiums	2,883,203	2,076,370
Assumed reinsurance payable	269,055	28,533
Accrued expenses and other liabilities	3,129,906	2,409,771

TOTAL LIABILITIES	$12,865,638	$8,691,951

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2015 and 2014: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	14,213,781	15,926,472
Accumulated other comprehensive income	4,337,510	5,265,981
Shares held by Subsidiary (345,610 and 339,862 shares) at cost	(8,312,215)	(8,137,272)

TOTAL SHAREHOLDERS’ EQUITY	17,521,622	20,337,727

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,387,260	$29,029,678

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2015 and 2014

(expressed in U.S. dollars)

	2015	2014
REVENUES
Net premiums earned (Note 9)	$5,423,599	$3,669,493
Commission income	3,093,980	2,221,538
Net investment income (Note 4)	256,270	270,898
Net realized gain on investments (Note 4)	195,796	2,709,187

TOTAL REVENUES	8,969,645	8,871,116

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 7)	3,593,663	2,330,128
Policy acquisition costs	2,006,741	1,357,718
Operating and management expenses (Note 10)	4,765,725	4,604,482

TOTAL LOSSES AND EXPENSES	10,366,129	8,292,328

(LOSS) INCOME BEFORE TAX	(1,396,484)	578,788

Income tax expense (Note 11)	—	—

NET (LOSS) INCOME AFTER TAX	$(1,396,484)	$578,788

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(2.13)	$0.87

Weighted average number of common shares outstanding for the year	655,092	662,693

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

years ended December 31, 2015 and 2014

(expressed in U.S. dollars)

	2015	2014
NET (LOSS) INCOME AFTER TAX	$(1,396,484)	$578,788

OTHER COMPREHENSIVE LOSS
Net unrealized holding (losses) gains arising during the period	(732,675)	1,549,784
Reclassification adjustment for (gains) included in net (loss) income	(195,796)	(2,709,187)

TOTAL OTHER COMPREHENSIVE LOSS	(928,471)	(1,159,403)

COMPREHENSIVE LOSS	$(2,324,955)	$(580,615)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2015 and 2014

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2014	$995,253	$6,287,293	$15,670,012	$6,425,384	$(7,873,535)	$21,504,407
Net income	—	—	578,788	—	—	578,788
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(1,159,403)	—	(1,159,403)
Purchase of shares by subsidiary, net	—	—	—	—	(263,737)	(263,737)
Dividends ($0.50 per share)	—	—	(322,328)	—	—	(322,328)

BALANCE AT DECEMBER 31, 2014	$995,253	$6,287,293	$15,926,472	$5,265,981	$(8,137,272)	$20,337,727

Net loss	—	—	(1,396,484)	—	—	(1,396,484)
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(928,471)	—	(928,471)
Purchase of shares by subsidiary, net	—	—	—	—	(174,943)	(174,943)
Dividends ($0.50 per share)	—	—	(316,207)	—	—	(316,207)

BALANCE AT DECEMBER 31, 2015	$995,253	$6,287,293	$14,213,781	$4,337,510	$(8,312,215)	$17,521,622

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2015 and 2014

(expressed in U.S. dollars)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,396,484)	$578,788
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of net premiums on investments	40,834	42,990
Depreciation and amortization on property and equipment	168,702	216,943
Net realized gains on sale of investments	(195,796)	(2,709,187)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(194,280)	(369,274)
Accrued investment income	(5,933)	17,472
Deferred policy acquisition costs	(298,530)	(365,652)
Prepaid expenses and other assets	(208,182)	(283,611)
Liability for losses and loss adjustment expenses	2,406,197	1,456,991
Unearned premiums	806,833	988,244
Assumed reinsurance payable	240,522	(73,276)
Accrued expenses and other liabilities	720,135	630,176

Net cash provided by operating activities	2,084,018	130,604

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	502,002	(958,958)
Purchases of property and equipment	(7,459)	(22,692)
Purchases of available-for-sale securities	(7,007,140)	(4,868,150)
Proceeds from sales of available-for-sale securities	4,085,107	4,939,598
Proceeds from redemptions of fixed maturity investments	35,000	125,226
Proceeds from maturities of fixed maturity investments	1,150,000	1,630,000

Net cash (used in) provided by investing activities	(1,242,490)	845,024

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(316,207)	(322,328)
Purchase of shares by subsidiary, net	(174,943)	(263,737)

Net cash used in financing activities	(491,150)	(586,065)

NET CHANGE IN CASH AND CASH EQUIVALENTS	350,378	389,563
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,723,369	2,333,806

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,073,747	$2,723,369

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

Investments

AmerInst classifies all of its investments as available-for-sale. Accordingly, AmerInst reports these securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income (loss). Realized gains and losses on sales of investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 provides enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses. The enhanced disclosures required by ASU 2015-09 include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development information, the total of reserves for incurred but not reported (IBNR), including expected development on reported claims, included in the reserve for losses and loss expenses and a description of the reserving methodologies and changes to the reserving methodologies, and (4) for each accident year presented of incurred claims development information, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and as such the disclosures will first be presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company is currently assessing the impact the adoption of ASU 2015-09 will have on future disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update 2016-01, ‘‘Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities’’ (‘‘ASU 2016-01’’). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future financial statements and disclosures.

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2015 and 2014, AMIC Ltd. provided CAMICO with a letter of credit issued by Comerica Bank with supporting investments with a carrying value of $310,407 and $805,745, respectively. Also, at December 31, 2015 and 2014, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $8,266,507 and $7,251,000, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2015 and 2014 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$1,477,979	$5,372	$(3,965)	$1,479,386
Obligations of states and political subdivisions	5,851,938	61,506	(14,888)	5,898,556
Corporate debt securities	307,682	5,562	—	313,244

Total fixed maturity investments	7,637,599	72,440	(18,853)	7,691,186

Equity securities	9,418,922	3,702,368	(87,838)	13,033,452
Hedge fund	1,000,000	669,393	—	1,669,393

Total equity securities	10,418,922	4,371,761	(87,838)	14,702,845

Total investments	$18,056,521	$4,444,201	$(106,691)	$22,394,031

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Fixed maturity investments:
U.S. government agency securities	$447,722	$3,637	$—	$451,359
Obligations of states and political subdivisions	5,601,616	85,978	(22,093)	5,665,501
Corporate debt securities	314,308	11,381	—	325,689

Total fixed maturity investments	6,363,646	100,996	(22,093)	6,442,549

Equity securities	8,310,880	4,559,699	(62,458)	12,808,121
Hedge fund	1,000,000	689,837	—	1,689,837

Total equity securities	9,310,880	5,249,536	(62,458)	14,497,958

Total investments	$15,674,526	$5,350,532	$(84,551)	$20,940,507

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,025,773	$(3,965)	$1,025,773	$(3,965)
Obligations of states and political subdivisions	1,699,466	(11,744)	928,206	(3,144)	2,627,672	(14,888)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,699,466	(11,744)	1,953,979	(7,109)	3,653,445	(18,853)

Equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)
Hedge fund	—	—	—	—	—	—

Total equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)

Total investments	$1,840,836	$(38,137)	$2,744,677	$(68,554)	$4,585,513	$(106,691)

As of December 31, 2015, there were twenty-six securities in an unrealized loss position with an estimated fair value of $4,585,513. Of these securities, ten had been in an unrealized loss position for 12 months or greater. As of December 31, 2015, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

As of December 31, 2014, there were twenty-three securities in an unrealized loss position with an estimated fair value of $3,532,420. Of these securities, nine had been in an unrealized loss position for 12 months

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or greater. As of December 31, 2014, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2015 and 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2015
Due in one year or less	$1,686,728	$1,688,395
Due after one year through five years	5,550,706	5,600,089
Due after five years through ten years	226,799	231,638
Due after ten years	173,366	171,064

Total	$7,637,599	$7,691,186

	Amortized Cost	Estimated Fair Value
December 31, 2014
Due in one year or less	$660,269	$665,201
Due after one year through five years	5,077,084	5,157,518
Due after five years through ten years	447,167	443,984
Due after ten years	179,126	175,846

Total	$6,363,646	$6,442,549

Information on sales and maturities of investments during the twelve months ended December 31, 2015 and 2014 are as follows:

	2015	2014
Total proceeds on sales of available-for-sale securities	$4,085,107	$4,939,598
Total proceeds from redemptions of fixed maturity investments	35,000	125,226
Total proceeds from maturities of fixed maturity investments	1,150,000	1,630,000
Gross gains on sales	1,168,098	2,838,541
Gross losses on sales	(189,297)	(7,731)
Impairment losses	(783,005)	(121,623)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2015 and 2014.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,303,452

Hedge fund measured at net asset value(a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
U.S. government agency securities	$451,359	$451,359	$—	$451,359	$—
Obligations of state and political subdivisions	5,665,501	5,665,501		5,665,501
Corporate debt securities	325,689	325,689		325,689

Total fixed maturity investments	6,442,549	6,442,549

Equity securities (excluding the hedge fund)	12,808,121	12,808,121	12,808,121

Total equity securities (excluding the hedge fund)	12,808,121	12,808,121

Hedge fund measured at net asset value(a)	1,689,837	1,689,837

Total investments	$20,940,507	$20,940,507	$12,808,121	$6,442,549	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2015 and what level within the fair value hierarchy each valuation technique resides:

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

•

Hedge fund: Comprised of a hedge fund whose objective is to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fund invests in a diversified pool of hedge fund managers, generally across six different strategies: long/short equities, long/short credit, macro, multi-strategy opportunistic, event-driven, and portfolio hedge. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Redemptions of the hedge fund occur on a quarterly basis, with required notice of 95 days. In accordance with Subtopic 820-10, the fair value of our hedge fund is not classified in the fair value hierarchy.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2014. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

Major categories of net interest and dividend income are summarized as follows:

	2015	2014
Interest earned:
Fixed maturity investments	$172,957	$228,966
Short term investments and cash and cash equivalents	2,028	1,083
Dividends earned	216,637	172,710
Investment expenses	(135,352)	(131,861)

Net investment income	$256,270	$270,898

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. OTHER INVESTED ASSETS

At December 31, 2015 and December 31, 2014, the Company had investments in certificates of deposit (“CD”) in the amount of $980,000 and $1,470,000, respectively, comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

6. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with APSL, at December 31, 2015 and 2014 at cost, less accumulated depreciation and amortization, totaled $130,740 and $291,983, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2015
Furniture and fixtures	$55,258	$28,375	$26,883
Office equipment	22,413	15,728	6,685
Computer equipment	15,114	9,783	5,331
Internal use software	1,071,121	979,280	91,841

Total	$1,163,906	$1,033,166	$130,740

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2014
Furniture and fixtures	$55,258	$20,383	$34,875
Office equipment	18,123	12,833	5,290
Computer equipment	15,114	7,451	7,663
Internal use software	1,067,952	823,797	244,155

Total	$1,156,447	$864,464	$291,983

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2015 and 2014 are as follows:

	2015	2014
Case basis estimates	$2,806,295	$2,069,370
IBNR reserves	3,777,179	2,107,907

Totals	$6,583,474	$4,177,277

Liability for losses and loss adjustment expense activity is as follows:

	2015	2014
Liability—beginning of year	$4,177,277	$2,720,286
Incurred related to:
Current year	1,955,876	1,414,152
Prior years	1,637,787	915,976

Total incurred	3,593,663	2,330,128

Paid related to:
Current year	(56,558)	(12,539)
Prior years	(1,130,908)	(860,598)

Total paid	(1,187,466)	(873,137)

Liability—end of year	$6,583,474	$4,177,277

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $1,637,787 and $915,976 in 2015 and 2014, respectively. The 2015 increase resulted from reserves established under the Reinsurance Agreement, specifically in the 2014 policy year. The 2014 increase resulted from unfavorable development on the Reinsurance Agreement book of business, specifically in the 2013 policy year.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. PREMIUMS WRITTEN

Premiums written were $6,230,431 and $4,657,738 during 2015 and 2014, respectively. The premiums written during the year ended December 31, 2015 and 2014 were attributable to premium cessions from C&F under the Reinsurance Agreement

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Cedar Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Cedar Management Limited. The Company paid Cedar Management Limited $327,500 and $330,000 in fees during 2015 and 2014, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $488,581 in 2015 and $525,681 in 2014. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2015 and 2014, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2015	2014
Earnings before income tax	$(1,396,484)	$578,788

Expected tax	—	—
Foreign taxes at local expected rates	(190,297)	(439,921)
Other	2,757	8,473
Change in valuation allowance	187,540	431,448

Net tax expense (benefit)	$—	$—

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. As of December 31, 2015 and 2014, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2015	2014
Capitalized start-up expenses	$183,992	$204,436
Operating loss carryforwards	4,006,081	3,845,950
Depreciation and amortization	(27,641)	(75,494)

Deferred tax assets before valuation allowance	4,162,432	3,974,892
Valuation allowance	(4,162,432)	(3,974,892)

Deferred tax assets net of valuation allowance	$—	$—

At December 31, 2015, the deferred tax assets (after valuation allowance) are based on loss carryforwards of $10,408,580, which expire in 15 to 20 years.

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2015 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2015, approximately $33.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $25.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2015 and 2014 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436
December 31, 2014	$1,000,000	$36,146,852	$17,808,898	$17,808,898

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2015 and 2014 was $1,107,251 and $985,456, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2015	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,225,863	$1,311,624	$1,406,901	$1,479,211
Commission income	738,818	717,998	728,969	908,195
Net investment income	52,662	77,815	55,709	70,084
Net realized gain (loss)	513,666	(56,470)	7,576	(268,976)

Total revenues	$2,531,009	$2,050,967	$2,199,155	$2,188,514

Net income (loss)	$112,145	$(526,520)	$(350,085)	$(632,024)
Basic and diluted income (loss) per share	$0.17	$(0.80)	$(0.53)	$(0.97)

2014	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$785,473	$863,570	$957,366	$1,063,084
Commission income	499,126	460,809	556,504	705,099
Net investment income	64,690	79,519	60,447	66,242
Net realized gain	796,735	225,158	223,723	1,463,571

Total revenues	$2,146,024	$1,629,056	$1,798,040	$3,297,996

Net income (loss)	$213,026	$(464,091)	$(239,130)	$1,068,983
Basic and diluted income (loss) per share	$0.32	$(0.70)	$(0.36)	$1.61

14. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,873,847	$3,095,798	$8,969,645
Total losses and expenses	6,794,589	3,571,540	10,366,129
Segment loss	(920,742)	(475,742)	(1,396,484)
Identifiable assets	—	130,740	130,740

	As of and for the Year Ended December 31, 2014
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,648,589	$2,222,527	$8,871,116
Total losses and expenses	4,969,999	3,322,329	8,292,328
Segment income (loss)	1,678,590	(1,099,802)	578,788
Identifiable assets	—	291,983	291,983

15. STOCK COMPENSATION

APSL has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2015, 1,369 phantom shares were granted arising from the dividends declared on the Company’s common shares. 83,156 phantom shares were outstanding at December 31, 2015.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2018 for the fourth employee.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2015.

16. COMMITMENTS AND CONTINGENCIES

APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2016	$107,611
2017	101,209

$208,820

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2015.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 2, 2016 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 29.

(a)(2)	See Index to Financial Statements and Schedules on page 29.

(a)(3)	See Index to Exhibits set forth on pages 58 – 59 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 29.

The Index to Exhibits beginning on page 58 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2016	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 28, 2016

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2016

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 28, 2016

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 28, 2016

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 28, 2016

/S/ DAVID R. KLUNK David R. Klunk	Director	March 28, 2016

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 28, 2016

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 28, 2016

INDEX TO EXHIBITS

Year ended December 31, 2015

Exhibit Number	Description
3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

11.1	Statement re Computation of Per Share Earnings.**

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
**	The information required to be presented in Exhibit 11.1 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. GAAP.