Form 10-Q
period 2016-03-31
AMERINST INSURANCE GROUP LTD
filed 2016-05-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016.

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

As of May 1, 2016, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2016	As of December 31, 2015
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,208,760 and $7,637,599)	$8,312,027	$7,691,186
Equity securities, available for sale, at fair value (cost $10,548,022 and $10,418,922)	14,486,987	14,702,845

TOTAL INVESTMENTS	22,799,014	22,394,031
Cash and cash equivalents	3,475,459	3,073,747
Restricted cash and cash equivalents	24,770	608,370
Other invested assets	980,000	980,000
Assumed reinsurance balances receivable	1,352,995	1,031,992
Accrued investment income	70,735	59,342
Property and equipment	117,532	130,740
Deferred policy acquisition costs	1,263,629	1,066,789
Prepaid expenses and other assets	873,418	1,042,249

TOTAL ASSETS	$30,957,552	$30,387,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$7,290,740	$6,583,474
Unearned premium	3,415,205	2,883,203
Assumed reinsurance balances payable	350,308	269,055
Accrued expenses and other liabilities	2,765,160	3,129,906

TOTAL LIABILITIES	$13,821,413	$12,865,638

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2016 and 2015: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,123,576	14,213,781
Accumulated other comprehensive income	4,042,232	4,337,510
Shares held by Subsidiary (345,610 and 345,610 shares) at cost	(8,312,215)	(8,312,215)

TOTAL SHAREHOLDERS’ EQUITY	17,136,139	17,521,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,957,552	$30,387,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
REVENUE
Net premiums earned	$1,615,608	$1,225,863
Commission income	1,033,485	738,818
Net investment income	64,679	52,662
Net realized gain on investments	243,253	513,666

TOTAL REVENUE	2,957,025	2,531,009
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,058,223	802,940
Policy acquisition costs	597,778	453,571
Operating and management expenses	1,248,535	1,162,353

TOTAL LOSSES AND EXPENSES	2,904,536	2,418,864

NET INCOME BEFORE TAX	$52,489	$112,145

Income tax expense	—	—
NET INCOME AFTER TAX	$52,489	$112,145
OTHER COMPREHENSIVE LOSS
Net unrealized holding (losses) gains arising during the period	(52,025)	(35,873)
Reclassification adjustment for gains included in net income	(243,253)	(513,666)

OTHER COMPREHENSIVE LOSS	(295,278)	(549,539)

COMPREHENSIVE LOSS	$(242,789)	$(437,394)

RETAINED EARNINGS, BEGINNING OF PERIOD	$14,213,781	$15,926,472
Net income	52,489	112,145
Dividends	(142,694)	(151,791)

RETAINED EARNINGS, END OF PERIOD	14,123,576	15,886,826

Per share amounts
Basic and diluted income per share	$0.08	$0.17

Dividends	$0.25	$0.25

Weighted average number of shares outstanding for the entire period	649,643	655,391

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$434,810	$285,492

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	583,600	506,968
Purchases of property and equipment	(2,261)	—
Purchases of available-for-sale securities	(1,454,434)	(1,488,455)
Proceeds from sales of available-for-sale securities	602,691	1,216,341
Proceeds from maturities of fixed maturity investments	380,000	—

Net Cash provided by Investing Activities	109,596	234,854

FINANCING ACTIVITIES
Dividends paid	(142,694)	(151,791)

Net Cash used in Financing Activities	(142,694)	(151,791)

NET INCREASE IN CASH AND CASH EQUIVALENTS	401,712	368,555
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,073,747	$2,723,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,475,459	$3,091,924

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2015 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on future financial statements and related disclosures.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective annual periods ending December 31, 2016 and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on future financial statements and related disclosures.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2016 and December 31, 2015 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,474,015	$11,977	$(3,635)	$1,482,357
Obligations of states and political subdivisions	5,463,182	87,603	(5,777)	5,545,008
Corporate debt securities	1,271,563	13,099	—	1,284,662

Total fixed maturity investments	8,208,760	112,679	(9,412)	8,312,027

Equity securities	9,548,022	3,403,457	(78,826)	12,872,653
Hedge fund	1,000,000	614,334	—	1,614,334

Total equity securities	10,548,022	4,017,791	(78,826)	14,486,987

Total investments	$18,756,782	$4,130,470	$(88,238)	$22,799,014

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$1,477,979	$5,372	$(3,965)	$1,479,386
Obligations of states and political subdivisions	5,851,938	61,506	(14,888)	5,898,556
Corporate debt securities	307,682	5,562	—	313,244

Total fixed maturity investments	7,637,599	72,440	(18,853)	7,691,186

Equity securities	9,418,922	3,702,368	(87,838)	13,033,452
Hedge fund	1,000,000	669,393	—	1,669,393

Total equity securities	10,418,922	4,371,761	(87,838)	14,702,845

Total investments	$18,056,521	$4,444,201	$(106,691)	$22,394,031

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$513,125	$(3,635)	$513,125	$(3,635)
Obligations of states and political subdivisions	1,700,271	(4,935)	599,532	(842)	2,299,803	(5,777)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,700,271	(4,935)	1,112,657	(4,477)	2,812,928	(9,412)

Equity securities	179,865	(30,310)	1,273,136	(48,516)	1,453,001	(78,826)
Hedge fund	—	—	—	—	—	—

Total equity securities	179,865	(30,310)	1,273,136	(48,516)	1,453,001	(78,826)

Total investments	$1,880,136	$(35,245)	$2,385,793	$(52,993)	$4,265,929	$(88,238)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,025,773	$(3,965)	$1,025,773	$(3,965)
Obligations of states and political subdivisions	1,699,466	(11,744)	928,206	(3,144)	2,627,672	(14,888)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,699,466	(11,744)	1,953,979	(7,109)	3,653,445	(18,853)

Equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)
Hedge fund	—	—	—	—	—	—

Total equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)

Total investments	$1,840,836	$(38,137)	$2,744,677	$(68,554)	$4,585,513	$(106,691)

As of March 31, 2016 and December 31, 2015, there were 28 and 26 securities in an unrealized loss position with an estimated fair value of $4,265,929 and $4,585,513, respectively. As of March 31, 2016 and December 31, 2015, 11 and 10 of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2016 and December 31, 2015, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair value recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At March 31, 2016 and December 31, 2015, the Company had investments in certificates of deposit (“CD”) in the amount of $980,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from one to three years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2016. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2016, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2016 and December 31, 2015, relating to nine and 11 fixed maturity securities, amounted to $9,412 and $18,853, respectively, and 19 and 15 equity securities, amounted to $78,826 and $87,838, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2016, the Company recorded a total other-than-temporary impairment charge of $105,920 on one equity security, as a result of the decline in fair value below cost. During the three months ended March 31, 2015, the Company recorded a total other-than-temporary impairment charge of $147,643 on one equity security, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2016 and December 31, 2015 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2015. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2016 and December 31, 2015:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2016
U.S. government agency securities	$1,482,357	$1,482,357	$—	$1,482,357	$—
Obligations of state and political subdivisions	5,545,008	5,545,008		5,545,008
Corporate debt securities	1,284,662	1,284,662		1,284,662

Total fixed maturity investments	8,312,027	8,312,027

Equity securities (excluding the hedge fund)	12,872,653	12,872,653	12,872,653

Total equity securities (excluding the hedge fund)	12,872,653	12,872,653

Hedge fund measured at net asset value (a)	1,614,334	1,614,334

Total investments	$22,799,014	$22,799,014	$12,872,653	$8,312,027	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value (a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2016
Due in one year or less	$1,994,509	$1,999,356
Due after one year through five years	5,525,322	5,621,163
Due after five years through ten years	517,023	521,375
Due after ten years	171,906	170,133

Total	$8,208,760	$8,312,027

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Due in one year or less	$1,686,728	$1,688,395
Due after one year through five years	5,550,706	5,600,089
Due after five years through ten years	226,799	231,638
Due after ten years	173,366	171,064

Total	$7,637,599	$7,691,186

Information on sales and maturities of investments during the three months ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Total proceeds on sales of available-for-sale securities	$602,691	$1,216,341
Total proceeds from maturities of fixed maturity investments	380,000	—
Gross gains on sales	350,385	661,309
Gross losses on sales	(1,212)	—
Impairment losses	(105,920)	(147,643)

Major categories of net investment income during the three months ended March 31, 2016 and 2015 are summarized as follows:

	March 31, 2016	March 31, 2015
Interest earned:
Fixed maturity investments	$45,620	$44,552
Short term investments and cash and cash equivalents	878	460
Dividends earned	52,024	41,222
Investment expenses	(33,843)	(33,572)

Net investment income	$64,679	$52,662

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2016 and 2015.

	As of and for the Three Months Ended March 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,922,939	$1,034,086	$2,957,025
Total losses and expenses	1,915,036	989,500	2,904,536
Segment income	7,903	44,586	52,489
Identifiable assets	—	117,532	117,532

	As of and for the Three Months Ended March 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,791,757	$739,252	$2,531,009
Total losses and expenses	1,524,042	894,822	2,418,864
Segment income (loss)	267,715	(155,570)	112,145
Identifiable assets	—	249,884	249,884

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2016, 771 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 83,927 phantom shares were outstanding at March 31, 2016.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at March 31, 2016.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2015 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” or discussed in this Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $1,922,939 and $1,034,086, respectively, for the three months ended March 31, 2016 compared to $1,791,757 and $739,252, respectively, for the three months ended March 31, 2015. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We recorded net income of $52,489 during the first quarter of 2016 compared to net income of $112,145 for the same period in 2015. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $513,666 in the first quarter of 2015 to $243,253 in the first quarter of 2016 as a result of decreased sales of equity securities in an unrealized gain position during the first quarter of 2016 compared to the same period in 2015. This was partially offset by the increase in commission income from $738,818 in the first quarter of 2015 to $1,033,485 in the first quarter of 2016 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the first quarter of 2016 were $1,615,608 compared to $1,225,863 for the first quarter of 2015, an increase of $389,745 or 31.8%. The net premiums earned during the quarters ended March 31, 2016 and 2015 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2016 and 2015, we recorded commission income under the Agency Agreement of $1,033,485 and $738,818, respectively, an increase of $294,667 or 39.9%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016.

We recorded net investment income of $64,679 for the quarter ended March 31, 2016 compared to $52,662 for the quarter ended March 31, 2015. The increase in net investment income was due to the increase in dividend income, which was attributable to higher yielding equity securities held in the Company’s investment portfolio during the first quarter of 2016 compared to the same period in 2015. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended March 31, 2016, compared to the 0.8% yield earned for the quarter ended March 31, 2015.

Sales of securities for the quarter ended March 31, 2016 resulted in realized gains on investments net of impairment of $243,253 compared to $513,666 during the quarter ended March 31, 2015, a decrease of $270,413 or 52.6%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2015. Increased positive cash flows attributable to the Reinsurance Agreement during 2016 has reduced the need to sell investments to fund operations.

For the quarter ended March 31, 2016, we recorded loss and loss adjustment expenses of $1,058,223 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,615,608. For the quarter ended March 31, 2015, we recorded loss and loss adjustment expenses of $802,940 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,225,863.

We recorded policy acquisition costs of $597,778 in the first quarter of 2016 compared to $453,571 for the same period in 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2016 and 2015 were 37% of the net premiums earned under the Reinsurance Agreement of $1,615,608 and $1,225,863, respectively.

We incurred operating and management expenses of $1,248,535 in the first quarter 2016 compared to $1,162,353 for the same period in 2015, an increase of $86,182 or 7.4%. The increase was primarily attributable to increased sub commission costs in relation to sub produced business associated with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,922,939	$1,034,086	$2,957,025
Total losses and expenses	1,915,036	989,500	2,904,536
Segment income	7,903	44,586	52,489
Identifiable assets	—	117,532	117,532

	As of and for the Three Months Ended March 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,791,757	$739,252	$2,531,009
Total losses and expenses	1,524,042	894,822	2,418,864
Segment income (loss)	267,715	(155,570)	112,145
Identifiable assets	—	249,884	249,884

FINANCIAL CONDITION

As of March 31, 2016, our total investments were $22,799,014 an increase of $404,983 from $22,394,031 at December 31, 2015. This was primarily due to the purchase of additional fixed income securities during the first quarter of 2016. The cash and cash equivalents balance increased from $3,073,747 at December 31, 2015 to $3,475,459 at March 31, 2016, an increase of $401,712 or 13.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $608,370 at December 31, 2015 to $24,770 at March 31, 2016, a decrease of $583,600 or 95.9%. The decrease is primarily due to the purchase of additional fixed income securities during the first quarter of 2016. Other invested assets remained unchanged at $980,000 as of March 31, 2016 and December 31, 2015. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2016 was 1.97:1, compared to a ratio of 2.10:1 at December 31, 2015. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2016, the balance was $1,352,995 compared to $1,031,992 as of December 31, 2015. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2016, the balance was $350,308 compared to $269,055 as of December 31, 2015. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,066,789 at December 31, 2015 to $1,263,629 at March 31, 2016. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $873,418 at March 31, 2016, a decrease of 16.2% from December 31, 2015. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The decrease in the balance was attributable to a decrease in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $3,129,906 at December 31, 2015 to $2,765,160 at March 31, 2016, a decrease of $364,746 or 11.7%. The decrease in the balance was attributable to a decrease in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2015 Form 10-K.

Total cash, investments and other invested assets increased from $27,056,148 at December 31, 2015 to $27,279,243 at March 31, 2016, an increase of $223,095 or .8%. The net increase resulted primarily from positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $762,943, partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and dividends of $142,694 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2016, no such transactions occurred. Through March 31, 2016, Investco had repurchased 186,283 common shares from shareholders who had died or retired for a total purchase price of $5,287,359. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2016, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2016, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2016, which amounted to total ordinary cash dividends of $162,414. The dividends paid in 2016 have been reduced by $19,720, which represents a write-back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $21.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $26.38 per share as of March 31, 2016. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2015 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: May 13, 2016	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

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