Form 10-Q
period 2016-06-30
AMERINST INSURANCE GROUP LTD
filed 2016-08-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from                      to                     .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Citadel Management Bermuda Limited 25 Church Street, Continental Building P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 1, 2016, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2016	As of December 31, 2015
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,704,427 and $7,637,599)	$8,801,742	$7,691,186
Equity securities, available for sale, at fair value (cost $11,282,766 and $10,418,922)	14,938,567	14,702,845

TOTAL INVESTMENTS	23,740,309	22,394,031
Cash and cash equivalents	3,601,957	3,073,747
Restricted cash and cash equivalents	37,222	608,370
Other invested assets	980,000	980,000
Assumed reinsurance balances receivable	1,171,604	1,031,992
Accrued investment income	59,363	59,342
Property and equipment	126,911	130,740
Deferred policy acquisition costs	1,396,405	1,066,789
Prepaid expenses and other assets	1,259,459	1,042,249

TOTAL ASSETS	$32,373,230	$30,387,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$8,273,331	$6,583,474
Unearned premium	3,774,062	2,883,203
Assumed reinsurance balances payable	460	269,055
Accrued expenses and other liabilities	3,180,023	3,129,906

TOTAL LIABILITIES	$15,227,876	$12,865,638

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2016 and 2015: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,351,907	14,213,781
Accumulated other comprehensive income	3,753,116	4,337,510
Shares held by Subsidiary (342,992 and 345,610 shares) at cost	(8,242,215)	(8,312,215)

TOTAL SHAREHOLDERS’ EQUITY	17,145,354	17,521,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,373,230	$30,387,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
REVENUE
Net premiums earned	$3,116,435	$2,537,487	$1,500,827	$1,311,624
Commission income	1,980,758	1,456,816	947,273	717,998
Net investment income	146,117	130,477	81,438	77,815
Net realized gain (loss) on investments	760,114	457,196	516,861	(56,470)

TOTAL REVENUE	6,003,424	4,581,976	3,046,399	2,050,967

LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,041,266	1,662,054	983,043	859,114
Policy acquisition costs	1,153,085	938,874	555,307	485,303
Operating and management expenses	2,528,253	2,395,423	1,279,718	1,233,070

TOTAL LOSSES AND EXPENSES	5,722,604	4,996,351	2,818,068	2,577,487

NET INCOME (LOSS) BEFORE TAX	280,820	(414,375)	228,331	(526,520)
Income tax expense	—	—	—	—
NET INCOME (LOSS) AFTER TAX	$280,820	$(414,375)	$228,331	$(526,520)

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains (losses) arising during the period	175,720	(36,834)	227,745	(961)
Reclassification adjustment for gains (losses) included in net income (loss)	(760,114)	(457,196)	(516,861)	56,470

OTHER COMPREHENSIVE (LOSS) INCOME	(584,394)	(494,030)	(289,116)	55,509

COMPREHENSIVE LOSS	$(303,574)	$(908,405)	$(60,785)	$(471,011)

RETAINED EARNINGS, BEGINNING OF PERIOD	$14,213,781	$15,926,472	$14,123,576	$15,886,826
Net income (loss)	280,820	(414,375)	228,331	(526,520)
Dividends	(142,694)	(151,791)	—	—

RETAINED EARNINGS, END OF PERIOD	$14,351,907	$15,360,306	$14,351,907	$15,360,306

Per share amounts
Basic and diluted income (loss)	$0.43	$(0.63)	$0.35	$(0.80)

Dividends	$0.25	$0.25	$0.00	$0.00

Weighted average number of shares outstanding for the entire period (for basic and diluted)	650,516	656,149	650,952	656,529

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$1,327,928	$788,305

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	571,148	90,490
Purchases of property and equipment	(27,485)	—
Purchases of available-for-sale securities	(4,449,623)	(2,106,939)
Proceeds from sales of available-for-sale securities	2,543,936	1,816,794
Proceeds from maturities of fixed maturity investments	705,000	410,000

Net Cash (used in) provided by Investing Activities	(657,024)	210,345

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(142,694)	(151,791)

Net Cash used in Financing Activities	(142,694)	(151,791)

NET INCREASE IN CASH AND CASH EQUIVALENTS	528,210	846,859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,073,747	$2,723,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,601,957	$3,570,228

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S.

GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future financial statements and disclosures.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2016 and December 31, 2015 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016
Fixed maturity investments:
U.S. government agency securities	$1,470,036	$14,882	$—	$1,484,918
Obligations of states and political subdivisions	5,129,329	78,197	(5,777)	5,201,749
Corporate debt securities	2,105,062	17,433	(7,420)	2,115,075

Total fixed maturity investments	8,704,427	110,512	(13,197)	8,801,742

Equity securities	10,282,766	3,147,780	(118,236)	13,312,310
Hedge fund	1,000,000	626,257	—	1,626,257

Total equity securities	11,282,766	3,774,037	(118,236)	14,938,567

Total investments	$19,987,193	$3,884,549	$(131,433)	$23,740,309

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$1,477,979	$5,372	$(3,965)	$1,479,386
Obligations of states and political subdivisions	5,851,938	61,506	(14,888)	5,898,556
Corporate debt securities	307,682	5,562	—	313,244

Total fixed maturity investments	7,637,599	72,440	(18,853)	7,691,186

Equity securities	9,418,922	3,702,368	(87,838)	13,033,452
Hedge fund	1,000,000	669,393	—	1,669,393

Total equity securities	10,418,922	4,371,761	(87,838)	14,702,845

Total investments	$18,056,521	$4,444,201	$(106,691)	$22,394,031

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,968,693	(5,775)	330,053	(2)	2,298,746	(5,777)
Corporate debt securities	—	—	474,642	(7,420)	474,642	(7,420)

Total fixed maturity investments	1,968,693	(5,775)	804,695	(7,422)	2,773,388	(13,197)

Equity securities	188,158	(17,756)	3,226,297	(100,480)	3,414,455	(118,236)
Hedge fund	—	—	—	—	—	—

Total equity securities	188,158	(17,756)	3,226,297	(100,480)	3,414,455	(118,236)

Total investments	$2,156,851	$(23,531)	$4,030,992	$(107,902)	$6,187,843	$(131,433)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,025,773	$(3,965)	$1,025,773	$(3,965)
Obligations of states and political subdivisions	1,699,466	(11,744)	928,206	(3,144)	2,627,672	(14,888)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,699,466	(11,744)	1,953,979	(7,109)	3,653,445	(18,853)

Equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)
Hedge fund	—	—	—	—	—	—

Total equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)

Total investments	$1,840,836	$(38,137)	$2,744,677	$(68,554)	$4,585,513	$(106,691)

As of June 30, 2016 and December 31, 2015, there were 29 and 26 securities in an unrealized loss position with an estimated fair value of $6,187,843 and $4,585,513, respectively. As of June 30, 2016 and December 31, 2015, 13 and 10 of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2016 and December 31, 2015, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair value recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At June 30, 2016 and December 31, 2015, the Company had investments in certificates of deposit (“CD”) in the amount of $980,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from one to two years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2016. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2016, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2016 and December 31, 2015, relating to 7 and 11 fixed maturity securities, amounted to $13,197 and $18,853, respectively, and 22 and 15 equity securities, amounted to $118,236 and $87,838, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2016, the Company recorded a total other-than-temporary impairment charge of $121,116 and $15,196 on two and one equity security, respectively, as a result of the decline in fair value below cost. During the six months ended and three months ended June 30, 2015, the Company recorded a total other-than-temporary impairment charge of $238,820 and $91,177 on three and two equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2016 and December 31, 2015 and what level within the fair value hierarchy each valuation technique resides:

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2 in the fair value hierarchy. The Company considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. The Company considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. The Company considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2015. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2016 and December 31, 2015:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2016
U.S. government agency securities	$1,484,918	$1,484,918	$—	$1,484,918	$—
Obligations of state and political subdivisions	5,201,749	5,201,749		5,201,749
Corporate debt securities	2,115,075	2,115,075		2,115,075

Total fixed maturity investments	8,801,742	8,801,742

Equity securities (excluding the hedge fund)	13,312,310	13,312,310	13,312,310

Total equity securities (excluding the hedge fund)	13,312,310	13,312,310

Hedge fund measured at net asset value (a)	1,626,257	1,626,257

Total investments	$23,740,309	$23,740,309	$13,312,310	$8,801,742	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value (a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

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

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2016 and the year ended December 31, 2015.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2016
Due in one year or less	$1,938,374	$1,939,368
Due after one year through five years	6,113,550	6,219,033
Due after five years through ten years	482,063	474,641
Due after ten years	170,440	168,700

Total	$8,704,427	$8,801,742

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Due in one year or less	$1,686,728	$1,688,395
Due after one year through five years	5,550,706	5,600,089
Due after five years through ten years	226,799	231,638
Due after ten years	173,366	171,064

Total	$7,637,599	$7,691,186

Information on sales and maturities of investments during the six months ended June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Total proceeds on sales of available-for-sale securities	$2,543,936	$1,816,794
Proceeds from redemptions of fixed maturity investments	—	—
Total proceeds from maturities of fixed maturity investments	705,000	410,000
Gross gains on sales	882,442	699,941
Gross losses on sales	(1,212)	(3,925)
Impairment losses	(121,116)	(238,820)

Information on sales and maturities of investments during the three months ended June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Total proceeds on sales of available-for-sale securities	$1,941,245	$600,453
Proceeds from redemptions of fixed maturity investments	—	—
Total proceeds from maturities of fixed maturity investments	325,000	410,000
Gross gains on sales	532,057	38,632
Gross losses on sales	—	(3,925)
Impairment losses	(15,196)	(91,177)

Major categories of net investment income during the six months ended June 30, 2016 and 2015 are summarized as follows:

	June 30, 2016	June 30, 2015
Interest earned:
Fixed maturity investments	$92,029	$88,041
Short term investments and cash and cash equivalents	1,904	908
Dividends earned	118,782	109,414
Investment expenses	(66,598)	(67,886)

Net investment income	$146,117	$130,477

Major categories of net investment income during the three months ended June 30, 2016 and 2015 are summarized as follows:

	June 30, 2016	June 30, 2015
Interest earned:
Fixed maturity investments	$46,409	$43,489
Short term investments and cash and cash equivalents	1,026	448
Dividends earned	66,758	68,192
Investment expenses	(32,755)	(34,314)

Net investment income	$81,438	$77,815

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2016 and 2015.

	As of and for the Six Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,021,477	$1,981,947	$6,003,424
Total losses and expenses	3,763,236	1,959,368	5,722,604
Segment income	258,241	22,579	280,820
Identifiable assets	—	126,911	126,911

	As of and for the Six Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,124,314	$1,457,662	$4,581,976
Total losses and expenses	3,220,444	1,775,907	4,996,351
Segment loss	(96,130)	(318,245)	(414,375)
Identifiable assets	—	207,786	207,786

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2016 and 2015.

	As of and for the Three Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,098,538	$947,861	$3,046,399
Total losses and expenses	1,848,200	969,868	2,818,068
Segment income (loss)	250,338	(22,007)	228,331
Identifiable assets	—	126,911	126,911

	As of and for the Three Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,332,557	$718,410	$2,050,967
Total losses and expenses	1,696,402	881,085	2,577,487
Segment loss	(363,845)	(162,675)	(526,520)
Identifiable assets	—	207,786	207,786

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended June 30, 2016, no phantom shares were granted because no dividends were declared on the Company’s common shares. During the six months ended June 30, 2016, 771 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 83,927 phantom shares were outstanding at June 30, 2016.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at June 30, 2016.

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

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “APSL” means AmerInst Professional Services, Limited, a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. Our principal offices are c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $4,021,477 and $1,981,947 respectively, for the six months ended June 30, 2016 compared to $3,124,314 and $1,457,662, respectively, for the six months ended June 30, 2015. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2016 and ending December 31, 2016. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2016 compared to six months ended June 30, 2015

We recorded net income of $280,820 for the six months ended June 30, 2016 compared to a net loss of $414,375 for the same period in 2015. The increase in net income was mainly attributable to the increase in commission income from $1,456,816 for the six months ended June 30, 2015 to $1,980,758 for the six months ended June 30, 2016 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from $457,196 for the six months ended June 30, 2015 to $760,114 for the six months ended June 30, 2016 as a result of increased sales of equity securities in an unrealized gain position during the first six months of 2016 compared to the same period in 2015, as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2016 were $3,116,435 compared to $2,537,487 for the six months ended June 30, 2015, an increase of $578,948 or 22.8%. The net premiums earned for the six months ended June 30, 2016 and 2015 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2016 compared to the same period in 2015 resulted from increased cessions from C&F in 2016, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the six months ended June 30, 2016 and 2015, we recorded commission income under the Agency Agreement of $1,980,758 and $1,456,816, respectively, an increase of $523,942 or 36%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016 due to the continued marketing of the program by APSL resulting in increasing penetration in the targeted markets.

We recorded net investment income of $146,117 for the six months ended June 30, 2016 compared to $130,477 for the six months ended June 30, 2015. The increase in net investment income was due to the increase in dividend income, which was attributable to higher yielding equity securities held in the Company’s investment portfolio during the six months ended June 30, 2016 compared to the same period in 2015. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% for the six months ended June 30, 2016, compared to the 1.0% yield earned for the six months ended June 30, 2015.

Sales of securities during the six months ended June 30, 2016 resulted in realized gains on investments net of impairment of $760,114 compared to $457,196 for the six months ended June 30, 2015, an increase of $302,918. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the first six months of 2016 compared to the same period in 2015.

For the six months ended June 30, 2016, we recorded loss and loss adjustment expenses of $2,041,266 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $3,116,435. For the six months ended June 30, 2015, we recorded loss and loss adjustment expenses of $1,662,054 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $2,537,487.

We recorded policy acquisition costs of $1,153,085 for the six months ended June 30, 2016 compared to $938,874 for the same period in 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2016 and 2015 were 37% of the net premiums earned under the Reinsurance Agreement of $3,116,435 and $2,537,487, respectively.

We expensed operating and management expenses of $2,528,253 for the six months ended June 30, 2016 compared to $2,395,423 for the same period in 2015, an increase of $132,830 or 5.5%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,021,477	$1,981,947	$6,003,424
Total losses and expenses	3,763,236	1,959,368	5,722,604
Segment income	258,241	22,579	280,820
Identifiable assets	—	126,911	126,911

	As of and for the Six Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,124,314	$1,457,662	$4,581,976
Total losses and expenses	3,220,444	1,775,907	4,996,351
Segment income (loss)	(96,130)	(318,245)	(414,375)
Identifiable assets	—	207,786	207,786

Three months ended June 30, 2016 compared to three months ended June 30, 2015

We recorded net income of $228,331 during the second quarter of 2016 compared to a net loss of $526,520 for the same period in 2015. The increase in net income was mainly attributable to the increase in commission income from $717,998 in the second quarter of 2015 to $947,273 in the second quarter of 2016 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from a $56,470 realized loss in the second quarter of 2015 to a $516,861 realized gain in the second quarter of 2016 as a result of increased sales of equity securities in an unrealized gain position during the second quarter of 2016 compared to the same period in 2015.

Our net premiums earned for the second quarter of 2016 were $1,500,827 compared to $1,311,624 for the second quarter of 2015, an increase of $189,203 or 14.4%. The net premiums earned during the quarters ended June 30, 2016 and 2015 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended June 30, 2016 and 2015, we recorded commission income under the Agency Agreement of $947,273 and $717,998, respectively, an increase of $229,275 or 31.9%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016 due to the continued marketing of the program by APSL resulting in increasing penetration in the targeted markets.

We recorded net investment income of $81,438 for the quarter ended June 30, 2016 compared to $77,815 for the quarter ended June 30, 2015. The increase in net investment income was due to higher yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2016 compared to the same period in 2015. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarter ended June 30, 2016, compared to the 1.2% yield earned for the quarter ended June 30, 2015.

Sales of securities for the quarter ended June 30, 2016 resulted in realized gains on investments net of impairment of $516,861 compared to a $56,470 realized loss during the quarter ended June 30, 2015, an increase of $573,331 or 1015.3%. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position compared to 2015.

For the quarter ended June 30, 2016, we recorded loss and loss adjustment expenses of $983,043 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,500,827. For the quarter ended June 30, 2015, we recorded loss and loss adjustment expenses of $859,114 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,311,624.

We recorded policy acquisition costs of $555,307 in the second quarter of 2016 compared to $485,303 for the same period in 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2016 and 2015 were 37% of the net premiums earned under the Reinsurance Agreement of $1,500,827 and $1,311,624, respectively.

We incurred operating and management expenses of $1,279,718 in the second quarter 2016 compared to $1,233,070 for the same period in 2015, an increase of $46,648 or 3.8%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,098,538	$947,861	$3,046,399
Total losses and expenses	1,848,200	969,868	2,818,068
Segment income (loss)	250,338	(22,007)	228,331
Identifiable assets	—	126,911	126,911

	As of and for the Three Months Ended June 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,332,557	$718,410	$2,050,967
Total losses and expenses	1,696,402	881,085	2,577,487
Segment loss	(363,845)	(162,675)	(526,520)
Identifiable assets	—	207,786	207,786

FINANCIAL CONDITION

As of June 30, 2016, our total investments were $23,740,309 an increase of $1,346,278 from $22,394,031 at December 31, 2015. This was primarily due to the purchase of additional fixed income securities and equity securities during the first six months of 2016. The cash and cash equivalents balance increased from $3,073,747 at December 31, 2015 to $3,601,957 at June 30, 2016, an increase of $528,210 or 17.2%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $608,370 at December 31, 2015 to $37,222 at June 30, 2016, a decrease of $571,148 or 93.9%. The decrease is primarily due to the purchase of additional fixed income securities during the first quarter of 2016. Other invested assets remained unchanged at $980,000 as of June 30, 2016 and December 31, 2015. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2016 was 1.86:1, compared to a ratio of 2.10:1 at December 31, 2015. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2016, the balance was $1,171,604 compared to $1,031,992 as of December 31, 2015. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2016, the balance was $460 compared to $269,055 as of December 31, 2015. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,066,789 at December 31, 2015 to $1,396,405 at June 30, 2016. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,259,459 at June 30, 2016, an increase of 20.8% from December 31, 2015. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was mainly attributable to the annual director fee payments to the Company’s directors made in May 2016 relating to the period from June 1, 2016 to May 31, 2017.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $3,129,906 at December 31, 2015 to $3,180,023 at June 30, 2016, an increase of $50,117 or 1.6%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash, investments and other invested assets increased from $27,056,148 at December 31, 2015 to $28,359,488 at June 30, 2016, an increase of $1,303,340 or 4.8%. The net increase resulted primarily from positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,765,635, partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and dividends of $142,694 paid during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June 30, 2016, no such transactions occurred. Through June 30, 2016, Investco had repurchased 186,283 common shares from shareholders who had died or retired for a total purchase price of $5,287,359. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2016, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2016, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first quarter of 2016, which amounted to total ordinary cash dividends of $162,414. The dividends paid in 2016 have been reduced by $19,720, which represents a write-back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $21.12 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $26.29 per share as of June 30, 2016. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601 Hamilton, Bermuda HM GX, Attention: Investor Relations (441) 295-6015. The information on our internet site is not incorporated by reference into this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2016	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016

Exhibit Number	Description

10.1	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document