Form 10-Q
period 2016-09-30
AMERINST INSURANCE GROUP LTD
filed 2016-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016.

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

As of November 1, 2016, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2016	As of December 31, 2015
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $8,701,939 and $7,637,599)	$8,799,988	$7,691,186
Equity securities, available for sale, at fair value (cost $11,150,478 and $10,418,922)	14,558,625	14,702,845

TOTAL INVESTMENTS	23,358,613	22,394,031
Cash and cash equivalents	4,111,302	3,073,747
Restricted cash and cash equivalents	9,788	608,370
Other invested assets	980,000	980,000
Assumed reinsurance balances receivable	1,235,637	1,031,992
Accrued investment income	71,953	59,342
Property and equipment	230,288	130,740
Deferred policy acquisition costs	1,433,389	1,066,789
Prepaid expenses and other assets	2,125,290	1,042,249

TOTAL ASSETS	$33,556,260	$30,387,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$9,143,075	$6,583,474
Unearned premium	3,874,020	2,883,203
Assumed reinsurance balances payable	9	269,055
Accrued expenses and other liabilities	3,040,890	3,129,906

TOTAL LIABILITIES	$16,057,994	$12,865,638

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2016 and 2015: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	14,951,739	14,213,781
Accumulated other comprehensive income	3,506,196	4,337,510
Shares held by Subsidiary (342,992 and 345,610 shares) at cost	(8,242,215)	(8,312,215)

TOTAL SHAREHOLDERS’ EQUITY	17,498,266	17,521,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,556,260	$30,387,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
REVENUE
Net premiums earned	$4,960,678	$3,944,388	$1,844,243	$1,406,901
Commission income	2,957,272	2,185,785	976,514	728,969
Net investment income	209,938	186,186	63,821	55,709
Net realized gain on investments	1,720,881	464,772	960,767	7,576

TOTAL REVENUE	9,848,769	6,781,131	3,845,345	2,199,155

LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,249,245	2,648,532	1,207,979	986,478
Policy acquisition costs	1,835,457	1,459,430	682,372	520,556
Operating and management expenses	3,720,350	3,437,629	1,192,097	1,042,206

TOTAL LOSSES AND EXPENSES	8,805,052	7,545,591	3,082,448	2,549,240

NET INCOME (LOSS) BEFORE TAX	1,043,717	(764,460)	762,897	(350,085)
Income tax expense	—	—	—	—
NET INCOME (LOSS) AFTER TAX	$1,043,717	$(764,460)	$762,897	$(350,085)

OTHER COMPREHENSIVE LOSS
Net unrealized holding gains (losses) arising during the period	889,567	(1,474,470)	713,847	(1,437,636)
Reclassification adjustment for gains included in net income	(1,720,881)	(464,772)	(960,767)	(7,576)

OTHER COMPREHENSIVE LOSS	(831,314)	(1,939,242)	(246,920)	(1,445,212)

COMPREHENSIVE INCOME (LOSS)	$212,403	$(2,703,702)	$515,977	$(1,795,297)

RETAINED EARNINGS, BEGINNING OF PERIOD	$14,213,781	$15,926,472	$14,351,907	$15,360,306
Net income (loss)	1,043,717	(764,460)	762,897	(350,085)
Dividends	(305,759)	(316,207)	(163,065)	(164,416)

RETAINED EARNINGS, END OF PERIOD	$14,951,739	$14,845,805	$14,951,739	$14,845,805

Per share amounts
Basic and diluted income (loss)	$1.60	$(1.16)	$1.17	$(0.53)

Dividends	$0.50	$0.50	$0.25	$0.25

Weighted average number of shares outstanding for the entire period (for basic and diluted)	650,952	656,529	652,261	657,666

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
OPERATING ACTIVITIES
Net Cash provided by in Operating Activities	$1,017,200	$1,542,472

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	598,582	1,038,452
Purchases of property and equipment	(150,587)	(4,290)
Purchases of available-for-sale securities	(7,048,154)	(4,733,353)
Proceeds from sales of available-for-sale securities	4,776,870	3,436,202
Proceeds from redemptions of fixed maturity investments	1,114,403	35,000
Proceeds from maturities of fixed maturity investments	1,035,000	660,000

Net Cash provided by Investing Activities	326,114	432,011

FINANCING ACTIVITIES
Dividends paid	(305,759)	(316,207)

Net Cash used in Financing Activities	(305,759)	(316,207)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,037,555	1,658,276
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,073,747	$2,723,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,111,302	$4,381,645

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

New Accounting Pronouncements

Accounting Standards Not Yet Adopted

Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standards Update 2016-13 (“ASU 2016-13”), which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than -temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2016 and December 31, 2015 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016
Fixed maturity investments:
U.S. government agency securities	$1,466,039	$12,724	$—	$1,478,763
Obligations of states and political subdivisions	4,750,545	70,287	(6,495)	4,814,337
Corporate debt securities	2,485,355	26,005	(4,472)	2,506,888

Total fixed maturity investments	8,701,939	109,016	(10,967)	8,799,988

Equity securities	10,868,778	3,274,414	(52,092)	14,091,100
Hedge fund	281,700	185,825	—	467,525

Total equity securities	11,150,478	3,460,239	(52,092)	14,558,625

Total investments	$19,852,417	$3,569,255	$(63,059)	$23,358,613

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$1,477,979	$5,372	$(3,965)	$1,479,386
Obligations of states and political subdivisions	5,851,938	61,506	(14,888)	5,898,556
Corporate debt securities	307,682	5,562	—	313,244

Total fixed maturity investments	7,637,599	72,440	(18,853)	7,691,186

Equity securities	9,418,922	3,702,368	(87,838)	13,033,452
Hedge fund	1,000,000	669,393	—	1,669,393

Total equity securities	10,418,922	4,371,761	(87,838)	14,702,845

Total investments	$18,056,521	$4,444,201	$(106,691)	$22,394,031

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	1,961,842	(6,495)	1,961,842	(6,495)
Corporate debt securities	476,289	(4,472)	—	—	476,289	(4,472)

Total fixed maturity investments	476,289	(4,472)	1,961,842	(6,495)	2,438,131	(10,967)

Equity securities	113,019	(13,134)	866,199	(38,958)	979,218	(52,092)
Hedge fund	—	—	—	—	—	—

Total equity securities	113,019	(13,134)	866,199	(38,958)	979,218	(52,092)

Total investments	$589,308	$(17,606)	$2,828,041	$(45,453)	$3,417,349	$(63,059)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,025,773	$(3,965)	$1,025,773	$(3,965)
Obligations of states and political subdivisions	1,699,466	(11,744)	928,206	(3,144)	2,627,672	(14,888)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	1,699,466	(11,744)	1,953,979	(7,109)	3,653,445	(18,853)

Equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)
Hedge fund	—	—	—	—	—	—

Total equity securities	141,370	(26,393)	790,698	(61,445)	932,068	(87,838)

Total investments	$1,840,836	$(38,137)	$2,744,677	$(68,554)	$4,585,513	$(106,691)

As of September 30, 2016 and December 31, 2015, there were 18 and 26 securities in an unrealized loss position with an estimated fair value of $3,417,349 and $4,585,513, respectively. As of September 30, 2016 and December 31, 2015, 9 and 10 of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2016 and December 31, 2015, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair value recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At September 30, 2016 and December 31, 2015, the Company had investments in certificates of deposit (“CD”) in the amount of $980,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from less than one year to two years and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2016. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2016, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2016 and December 31, 2015, relating to 6 and 11 fixed maturity securities, amounted to $10,967 and $18,853, respectively, and 12 and 15 equity securities, amounted to $52,092 and $87,838, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2016, the Company recorded a total other-than-temporary impairment charge of $219,417 and $98,301 on four and two equity security, respectively, as a result of the decline in fair value below cost. During the nine months ended and three months ended September 30, 2015, the Company recorded a total other-than-temporary impairment charge of $536,806 and $297,986 on four and one equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2016 and December 31, 2015 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2015. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2016 and December 31, 2015:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2016
U.S. government agency securities	$1,478,763	$1,478,763	$—	$1,478,763	$—
Obligations of state and political subdivisions	4,814,337	4,814,337		4,814,337
Corporate debt securities	2,506,888	2,506,888		2,506,888

Total fixed maturity investments	8,799,988	8,799,988

Equity securities (excluding the hedge fund)	14,091,100	14,091,100	14,091,100

Total equity securities (excluding the hedge fund)	14,091,100	14,091,100

Hedge fund measured at net asset value (a)	467,525	467,525

Total investments	$23,358,613	$23,358,613	$14,091,100	$8,799,988	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value (a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

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

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2016
Due in one year or less	$2,107,504	$2,108,082
Due after one year through five years	5,560,478	5,664,266
Due after five years through ten years	864,990	860,555
Due after ten years	168,967	167,085

Total	$8,701,939	$8,799,988

	Amortized Cost	Estimated Fair Value
As of December 31, 2015
Due in one year or less	$1,686,728	$1,688,395
Due after one year through five years	5,550,706	5,600,089
Due after five years through ten years	226,799	231,638
Due after ten years	173,366	171,064

Total	$7,637,599	$7,691,186

Information on sales and maturities of investments during the nine months ended September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Total proceeds on sales of available-for-sale securities	$4,776,870	$3,436,202
Proceeds from redemptions of fixed maturity investments	1,114,403	35,000
Total proceeds from maturities of fixed maturity investments	1,035,000	660,000
Gross gains on sales	1,956,107	1,168,098
Gross losses on sales	(15,809)	(166,520)
Impairment losses	(219,417)	(536,806)

Information on sales and maturities of investments during the three months ended September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Total proceeds on sales of available-for-sale securities	$2,232,934	$1,619,408
Proceeds from redemptions of fixed maturity investments	1,114,403	35,000
Total proceeds from maturities of fixed maturity investments	330,000	250,000
Gross gains on sales	1,073,665	468,157
Gross losses on sales	(14,597)	(162,595)
Impairment losses	(98,301)	(297,986)

Major categories of net investment income during the nine months ended September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016	September 30, 2015
Interest earned:
Fixed maturity investments	$139,274	$130,025
Short term investments and cash and cash equivalents	3,056	1,414
Dividends earned	169,351	157,138
Investment expenses	(101,743)	(102,391)

Net investment income	$209,938	$186,186

Major categories of net investment income during the three months ended September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016	September 30, 2015
Interest earned:
Fixed maturity investments	$47,245	$41,984
Short term investments and cash and cash equivalents	1,152	506
Dividends earned	50,569	47,724
Investment expenses	(35,145)	(34,505)

Net investment income	$63,821	$55,709

3. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2016 and 2015.

	As of and for the Nine Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,891,340	$2,957,429	$9,848,769
Total losses and expenses	5,878,504	2,926,548	8,805,052
Segment income	1,012,836	30,881	1,043,717
Identifiable assets	—	230,288	230,288

	As of and for the Nine Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,594,051	$2,187,080	$6,781,131
Total losses and expenses	4,920,208	2,625,383	7,545,591
Segment loss	(326,157)	(438,303)	(764,460)
Identifiable assets	—	169,900	169,900

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2016 and 2015.

	As of and for the Three Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,869,863	$975,482	$3,845,345
Total losses and expenses	2,115,268	967,180	3,082,448
Segment income	754,595	8,302	762,897
Identifiable assets	—	230,288	230,288

	As of and for the Three Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,469,737	$729,418	$2,199,155
Total losses and expenses	1,699,764	849,476	2,549,240
Segment loss	(230,027)	(120,058)	(350,085)
Identifiable assets	—	169,900	169,900

4. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three and nine months ended September 30, 2016, 798 and 1,569 phantom shares were granted, respectively, arising from the dividends declared on the Company’s common shares. 84,725 phantom shares were outstanding at September 30, 2016.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at September 30, 2016.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $6,891,340 and $2,957,429 respectively, for the nine months ended September 30, 2016 compared to $4,594,051 and $2,187,080, respectively, for the nine months ended September 30, 2015. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2016.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

We recorded net income of $1,043,717 for the nine months ended September 30, 2016 compared to a net loss of $764,460 for the same period in 2015. The increase in net income was mainly attributable to the increase in commission income from $2,185,785 for the nine months ended September 30, 2015 to $2,957,272 for the nine months ended September 30, 2016 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from $464,772 for the nine months ended September 30, 2015 to $1,720,881 for the nine months ended September 30, 2016 as a result of increased sales of equity securities in an unrealized gain position during the first nine months of 2016 compared to the same period in 2015. This was partially offset by the increase in operating and management expenses from $3,437,629 for the nine months ended September 30, 2015 to $3,720,350 for the nine months ended September 30, 2016, as discussed in further detail below.

Our net premiums earned for the nine months ended September 30, 2016 were $4,960,678 compared to $3,944,388 for the nine months ended September 30, 2015, an increase of $1,016,290 or 25.8%. The net premiums earned for the nine months ended September 30, 2016 and 2015 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2016 compared to the same period in 2015 resulted from increased cessions from C&F in 2016, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL resulting in increasing penetration in targeted markets.

During the nine months ended September 30, 2016 and 2015, we recorded commission income under the Agency Agreement of $2,957,272 and $2,185,785, respectively, an increase of $771,487 or 35.3%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016 due to the continued marketing of the program by APSL resulting in increasing penetration in the targeted markets.

We recorded net investment income of $209,938 for the nine months ended September 30, 2016 compared to $186,186 for the nine months ended September 30, 2015. The increase in net investment income was due to the increase in dividend income, which was attributable to higher yielding equity securities held in the Company’s investment portfolio during the nine months ended September 30, 2016 compared to the same period in 2015. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.01% for the nine months ended September 30, 2016, compared to the .95% yield earned for the nine months ended September 30, 2015.

Sales of securities during the nine months ended September 30, 2016 resulted in realized gains on investments net of impairment of $1,720,881 compared to $464,772 for the nine months ended September 30, 2015, an increase of $1,256,109. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the first nine months of 2016 compared to the same period in 2015.

For the nine months ended September 30, 2016, we recorded loss and loss adjustment expenses of $3,249,245 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $4,960,678. For the nine months ended September 30, 2015, we recorded loss and loss adjustment expenses of $2,648,532, which represents (i) $2,583,574 in losses derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $3,944,388 and (ii) $64,958 in additional losses under the Reinsurance Agreement which resulted from unfavorable development in policy years 2010 and 2014. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first nine months of 2016 compared to the corresponding period in 2015.

We recorded policy acquisition costs of $1,835,457 for the nine months ended September 30, 2016 compared to $1,459,430 for the same period in 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2016 and 2015 were 37% of the net premiums earned under the Reinsurance Agreement of $4,960,678 and $3,944,388, respectively.

We expensed operating and management expenses of $3,720,350 for the nine months ended September 30, 2016 compared to $3,437,629 for the same period in 2015, an increase of $282,721 or 8.2%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,891,340	$2,957,429	$9,848,769
Total losses and expenses	5,878,504	2,926,548	8,805,052
Segment income	1,012,836	30,881	1,043,717
Identifiable assets	—	230,288	230,288

	As of and for the Nine Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,594,051	$2,187,080	$6,781,131
Total losses and expenses	4,920,208	2,625,383	7,545,591
Segment loss	(326,157)	(438,303)	(764,460)
Identifiable assets	—	169,900	169,900

Three months ended September 30, 2016 compared to three months ended September 30, 2015

We recorded net income of $762,897 during the third quarter of 2016 compared to a net loss of $350,085 for the same period in 2015. The increase in net income was mainly attributable to the increase in commission income from $728,969 in the third quarter of 2015 to $976,514 in the third quarter of 2016 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from $7,576 in the third quarter of 2015 to $960,767 in the third quarter of 2016 as a result of increased sales of equity securities in an unrealized gain position during the third quarter of 2016 compared to the same period in 2015. This was partially offset by the increase in operating and management expenses from $1,042,206 in the third quarter of 2015 to $1,192,097 in the third quarter of 2016, as discussed in further detail below.

Our net premiums earned for the third quarter of 2016 were $1,844,243 compared to $1,406,901 for the third quarter of 2015, an increase of $437,342 or 31.1%. The net premiums earned during the quarters ended September 30, 2016 and 2015 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2016 and 2015, we recorded commission income under the Agency Agreement of $976,514 and $728,969, respectively, an increase of $247,545 or 34%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016 due to the continued marketing of the program by APSL resulting in increasing penetration in the targeted markets.

We recorded net investment income of $63,821 for the quarter ended September 30, 2016 compared to $55,709 for the quarter ended September 30, 2015. The increase in net investment income was due to a larger base of fixed income securities held in the Company’s investment portfolio during the third quarter of 2016 compared to the same period in 2015. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .90% for the quarter ended September 30, 2016, compared to the ..84% yield earned for the quarter ended September 30, 2015.

Sales of securities for the quarter ended September 30, 2016 resulted in realized gains on investments net of impairment of $960,767 compared to $7,576 during the quarter ended September 30, 2015, an increase of $953,191. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the third quarter of 2016 compared to the same period in 2015.

For the quarter ended September 30, 2016, we recorded loss and loss adjustment expenses of $1,207,979 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,844,243. For the quarter ended September 30, 2015, we recorded loss and loss adjustment expenses of $986,478, which represents (i) $921,520 in losses derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,406,901 and (ii) $64,958 in additional losses under the Reinsurance Agreement which resulted from unfavorable development in policy years 2010 and 2014. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the third quarter of 2016 compared to the corresponding period in 2015.

We recorded policy acquisition costs of $682,372 in the third quarter of 2016 compared to $520,556 for the same period in 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2016 and 2015 were 37% of the net premiums earned under the Reinsurance Agreement of $1,844,243 and $1,406,901, respectively.

We incurred operating and management expenses of $1,192,097 in the third quarter 2016 compared to $1,042,206 for the same period in 2015, an increase of $149,891 or 14.4%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,869,863	$975,482	$3,845,345
Total losses and expenses	2,115,268	967,180	3,082,448
Segment income	754,595	8,302	762,897
Identifiable assets	—	230,288	230,288

	As of and for the Three Months Ended September 30, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,469,737	$729,418	$2,199,155
Total losses and expenses	1,699,764	849,476	2,549,240
Segment loss	(230,027)	(120,058)	(350,085)
Identifiable assets	—	169,900	169,900

FINANCIAL CONDITION

As of September 30, 2016, our total investments were $23,358,613 an increase of $964,582 from $22,394,031 at December 31, 2015. This was primarily due to the purchase of additional fixed income securities and equity securities during the first nine months of 2016. The cash and cash equivalents balance increased from $3,073,747 at December 31, 2015 to $4,111,302 at September 30, 2016, an increase of $1,037,555 or 33.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed-term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $608,370 at December 31, 2015 to $9,788 at September 30, 2016, a decrease of $598,582 or 98.4%. The decrease is primarily due to the reallocation from restricted cash through the purchases of additional restricted fixed income securities during the first nine months of 2016. Other invested assets remained unchanged at $980,000 as of September 30, 2016 and December 31, 2015. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2016 was 1.77:1, compared to a ratio of 2.10:1 at December 31, 2015. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2016, the balance was $1,235,637 compared to $1,031,992 as of December 31, 2015. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2016, the balance was $9 compared to $269,055 as of December 31, 2015. This balance fluctuates due to the timing of reported losses under the policies we reinsure.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,066,789 at December 31, 2015 to $1,433,389 at September 30, 2016. The increase in deferred policy acquisition costs in 2015 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $2,125,290 at September 30, 2016, an increase of 103.9% from December 31, 2015. Prepaid expenses and other assets primarily includes: (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid directors’ retainers, (3) prepaid professional fees, (4) premiums due to APSL under the Agency Agreement and (5) a payment due to the Company in relation to the partial redemption of the Company’s hedge fund investment during the third quarter of 2016. The increase in the balance at September 30, 2016 compared to December 31, 2015 was mainly attributable to the payment due to the Company in the amount of $1,154,403 for a partial redemption of the Company’s hedge fund investment. This payment was received on October 7, 2016.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $3,129,906 at December 31, 2015 to $3,040,890 at September 30, 2016, a decrease of $89,016 or 2.8%. This balance fluctuates due to the timing of the premium payments to C&F.

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

Total cash, investments and other invested assets increased from $27,056,148 at December 31, 2015 to $28,459,703 at September 30, 2016, an increase of $1,403,555 or 5.2%. The net increase resulted primarily from positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $2,587,990, partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and cash dividends paid of $305,759 during the year.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2016, no such transactions occurred. Through September 30, 2016, Investco had repurchased 186,283 common shares from shareholders who had died or retired for a total purchase price of $5,287,359. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2016, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2016, no such transactions occurred.

Cash Dividends

We paid dividends of $0.25 per share during the first and third quarters of 2016, which amounted to total ordinary cash dividends of $162,414 and $163,065, respectively. The dividends paid in 2016 have been reduced by $19,720, which represents a write-back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $21.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $26.83 per share as of September 30, 2016. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 14, 2016	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016

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