Form 10-K
period 2016-12-31
AMERINST INSURANCE GROUP LTD
filed 2017-03-31
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2017, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $17,145,354 based on book value as of June 30, 2016.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 1, 2017	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2016

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the legislative and administrative impact of the new presidency administration on our business;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $9,954,786 and $4,047,310 for the year ended December 31, 2016 compared to $5,873,847 and $3,095,798 for the year ended December 31, 2015, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2017 and ending December 31, 2017. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited.

Lawrence Carlson, a certified public accountant and an independent contractor, provides the primary accounting functions to APSL. Our agreement with him, which was effective January 1, 2013, was terminated on December 31, 2016. On January 1, 2017, Mr. Carlson entered into an employment agreement with APSL.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Allied World and State Bar programs. The primary differentiating factors of competition in our industry are based on price and quality of service. We believe that our focus on providing high-quality service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such: (i) is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) 25% of the enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. In 2016, the BMA implemented an Economic Balance Sheet (“EBS”) framework which was used as the basis to determine the ECR. The required and available statutory capital and surplus as at December 31, 2016 are based on this EBS framework ; (ii) is required to file annually with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, the capital and solvency return, a statutory declaration of compliance, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements or audited condensed financial statements prepared in accordance with U.S. GAAP or IFRS, all within four months following the end of the relevant financial year; (iii) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year); (iv) is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements; and (v) if it appears to the BMA that there is a risk of AMIC Ltd. becoming insolvent or that AMIC Ltd. is in violation of the Insurance Act or any conditions imposed upon AMIC Ltd.’s registration, the BMA may, in addition to the restrictions specified above, direct it not to declare or pay any dividends or any other distributions or may restrict AMIC Ltd. from making such payments to such extent as the BMA deems appropriate.

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

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our principal office is c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda, which is our Principal Representative in Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ notice in writing of the intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming to his or her knowledge, or his or her having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to him or her within 14 days. Examples of such an “event” include, but are not limited to, failure by the insurer to substantially comply with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

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

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2016 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2016, approximately $35.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2016 and 2015 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436

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

Employees

At December 31, 2016, APSL had 25 employees, 21 full-time salaried employees and 4 employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

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

We have incurred net losses before net realized gains in investments in 2016 and 2015 and may incur further net losses before net realized gains in investments if we are unable to generate significant net income under our existing agency and reinsurance agreements.

We incurred net losses before net realized gains on investments of $1.1 million and $1.6 million for the years ended December 31, 2016 and December 31, 2015, respectively, due mainly to the costs incurred in the development of and implementation of our business plan.

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

United States Legislative and administrative action may affect our business.

The newly elected President of the United States has called for substantial change to several regulations and policies, including comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, if any, we will not know whether in total we benefit from, or are negatively affected by, the changes.

Our Bermuda entities could become subject to regulation or taxation in the United States.

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our revenue is derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, we cannot be certain that inquiries or challenges to our insurance and reinsurance activities will not be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

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

The ownership of our common shares by an accounting firm, legal firm or individual practitioner will not guarantee that such firm or individual will thereafter be able to obtain professional liability insurance under policies reinsured by AMIC Ltd., or that such insurance will be competitively priced.

There is no market for our shares and our shares may be subject to restrictions on transfer.

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

Adverse changes in the economy generally may materially and adversely affect our business and results of operations, and these conditions may not improve in the near future.

Adverse changes in the current market conditions or stability of the global credit markets would likely present additional risks and uncertainties for our business. Depending on market conditions going forward, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Despite the security measures taken by Citadel Management Bermuda Limited, our management company, APSL and our consultants, their information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties and damage our reputation, which could adversely affect our business.

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

Actual claims may exceed our reserves for unpaid losses and loss adjustment expenses which could cause our earnings to be overstated.

Our success depends on our ability to accurately assess the risks associated with the businesses that we insure or reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to the policies we write and reinsure. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. It is therefore possible that our reserves at any given time will prove to be inadequate.

In establishing our loss reserve, we estimate our net losses based on historical and actuarial analyses of claims information. Actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. To the extent we determine that actual losses or loss expenses exceed our expectations and reserves reflected in our financial statements, we will be required to increase our reserves, through an increase in our provision for unpaid loss and loss adjustment expense, to reflect our changed expectations. Material additions to our reserves would adversely impact our net income and capital in future periods while having the effect of overstating our current period earnings.

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

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds, ceding insurance companies and note holders rather than shareholders. Among other things, those statutes and regulations require AMIC Ltd. to:

•	meet and maintain certain standards of liquidity and solvency,

•	file periodic reports in accordance with the Bermuda Statutory Accounting Rules,

•	produce annual audited statutory financial statements,

•	produce annual audited U.S. GAAP statements or audited U.S. GAAP condensed statements,

•	comply with the ICIC, and

•	comply with restrictions on payments of dividends and reductions of capital.

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

Investco, our subsidiary, currently owns approximately 35.03% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco are deemed issued and outstanding and can be voted by Investco at the direction of Investco’s board of directors, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2016, are as follows:

2017	$101,209

$101,209

APSL is currently negotiating for a lease extension and expects the terms to be similar to the expiring lease.

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage the Company’s cash flow from year to year. Under the revised policy, the Company limits Investco’s repurchase of Company stock to $500,000 per calendar year. In addition, Investco is only authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria have been discontinued for the foreseeable future.

The Bermuda Monetary Authority has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2016, Investco had purchased an aggregate of 191,896 common shares from shareholders who had died or retired for a total purchase price of $5,435,736. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2016	—	—	—	N/A
November 2016	—	—	—	N/A
December 2016	5,613	$26.47	5,613	N/A
Total	5,613	$26.47	5,613	N/A

(1)	As stated above, it is the Company’s policy to limit Investco’s repurchase of Company stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2016, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. No such transactions occurred during the three month period ended December 31, 2016.

During 2016, the directors of AmerInst were granted 2,618 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of December 31, 2016, there were 1,691 holders of record of our common shares. During 2016 and 2015, we paid total ordinary cash dividends of $325,479 and $328,263, respectively, which represented two semi- annual dividends of $0.25 per share. During 2016, the dividend amount paid was reduced by $19,720, which represented a write back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. During 2015, the total dividend amount paid was reduced by $12,056, which represented a write back of uncashed dividends issued prior to 2010 to shareholders that we were unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Our reinsurance segment had revenues of $9,954,786 for the year ended December 31, 2016 and $5,873,847 for the year ended December 31, 2015. Total losses and expenses for this segment were $8,491,488 for the year ended December 31, 2016 and $6,794,589 for the year ended December 31, 2015. This resulted in segment income of $1,463,298 and a segment loss of $920,742 for the years ended December 31, 2016 and 2015, respectively.

Our insurance segment had revenues of $4,047,310 for the year ended December 31, 2016 and $3,095,798 for the year ended December 31, 2015. Operating and management expenses were $4,039,285 for the year ended December 31, 2016 and $3,571,540 for the year ended December 31, 2015. This resulted in segment income of $8,025 and a segment loss of $475,742 for the years ended December 31, 2016 and 2015, respectively.

Our results of operations for the years ended December 31, 2016 and December 31, 2015 are discussed below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment

Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2016. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2016, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $7.1 million, the high estimate was 9.7 million, and the central estimate was $8.3 million. We selected reserves of $8,941,991 as of December 31, 2016, which is marginally greater than the central estimate of our independent actuary. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, our management’s policy has been to reserve marginally greater than the actuarial central estimate.

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

Results of Operations

We recorded net income of $1,471,323 in 2016 compared to a net loss of $1,396,484 in 2015. The increase in net income was mainly attributable to the increase in commission income from $3,093,980 in 2015 to $4,044,726 in 2016 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from $195,796 for the year ended December 31, 2015 to $2,555,767 for the year ended December 31, 2016 as a result of increased sales of equity securities in an unrealized gain position during 2016 compared to 2015. This was partially offset by the increase in operating and management expenses from $4,765,725 in 2015 to $5,211,450 in 2016, as discussed in further detail below.

Our net premiums earned were $7,124,066 for the year ended December 31, 2016 compared to $5,423,599 for the year ended December 31, 2015, an increase of $1,700,467 or 31.4%. The net premiums earned during 2016 and 2015 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2016, arising from a higher volume of underwriting activity under the Agency Agreement. The continued marketing of the program by APSL resulted in increased penetration in targeted markets.

For the years ended December 31, 2016 and 2015, we recorded commission income under the Agency Agreement of $4,044,726 and $3,093,980, respectively, an increase of $950,746 or 30.7%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2016.

We recorded net investment income of $277,537 for the year ended December 31, 2016 compared to $256,270 for the year ended December 31, 2015, an increase of $21,267 or 8.3%. The increase in net investment income was due to (i) the increase in dividend income, which was attributable to higher yielding equity securities held in the Company’s investment portfolio during 2016 compared 2015 and (ii) the increase in interest income, which is attributable to the increase in the investment portfolio due to the purchase of fixed income securities during 2016. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% in 2016 and 2015.

Sales of securities during the year ended December 31, 2016 resulted in realized gains on investments, net of impairment, of $2,555,767 compared to $195,796 during the year ended December 31, 2015, an increase of $2,359,971 or 1205.3%. The increase in realized gains primarily related to the increased sales of equity securities in an unrealized gain position in 2016 compared to 2015.

Unrealized gain on investments was $4,337,510 at December 31, 2015 compared to $3,799,408 at December 31, 2016. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The decrease in unrealized gain on investments was due primarily to the sales of equity securities in an unrealized gain position during 2016. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2016 and 2015 is as follows:

	2016	2015
U.S. government agency securities	5%	7%
Obligations of state and political subdivisions	16	26
Corporate debt securities	22	2
Equity securities (including the hedge fund)	57	65

	100%	100%

Our losses and loss adjustment expenses increased by 30.3% to $4,683,409 in 2016 from $3,593,663 in 2015. The increase in the 2016 amount is mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F, as discussed above. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 65.7% in 2016 and 66.3% in 2015. The decrease in this loss ratio was primarily the result of losses during the year ended December 31, 2016 continued to emerge at levels consistent with expectations, as discussed in more detail on page 25 under the caption “Losses and Loss Adjustment Expenses.”

We will continue to monitor our reserve for losses and loss expenses for any new claims information and adjust our reserve for losses and loss adjustment expenses accordingly.

We recorded policy acquisition costs of $2,635,914 for the year ended December 31, 2016 compared to policy acquisition costs of $2,006,741 for the year ended December 31, 2015. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2016 and 2015 were 37% of the premiums earned under the Reinsurance Agreement of $7,124,066 and $5,423,599, respectively.

The Company incurred operating and management expenses of $5,211,450 for the year ended December 31, 2016 compared to $4,765,725 for the year ended December 31, 2015, an increase of $445,725 or 9.4%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement during 2016 compared to 2015.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2016 and 2015.

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value (a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of U.S. state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value (a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2016. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2016, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2016 and December 31, 2015, relating to 16 and 11 fixed maturity securities, amounted to $89,937 and $18,853, respectively, and 11 and 15 equity securities, amounted to $128,395 and $87,838, respectively. The Company has the intent and ability to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $219,417 and $783,005 on nine and nine equity securities during the years ended December 31, 2016 and 2015, respectively.

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

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to take place over a 15 month period.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2016 and what level within the fair value hierarchy each valuation technique resides:

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

•

Obligations of U.S. state and political subdivisions: Comprised of fixed income obligations of U.S. state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

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

•

Hedge fund: Comprised of a hedge fund whose objective was to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager.

As stated above, in May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to take place over a 15-month period.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2015. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

At December 31, 2016 and December 31, 2015, the Company had investments in certificates of deposit (“CD”) in the amount of $490,000 and $980,000, respectively, comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits have maturities ranging from two to five years and are classified as other invested assets on the Company’s consolidated balance sheet.

As of December 31, 2016, our total investments were $26,527,965, an increase of $4,133,934 or 18.5%, from $22,394,031 at December 31, 2015. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities and fixed income securities with net premiums received under the Reinsurance Agreement. The cash and cash equivalents balance increased from $3,073,747 at December 31, 2015 to $4,631,709 at December 31, 2016, an increase of $1,557,962 or 50.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $608,370 at December 31, 2015 to $23,392 at December 31, 2016, a decrease of $584,978 or 96.2%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at December 31, 2016 that have been reinvested. Other invested assets decreased from $980,000 at December 31, 2015 to $490,000 at December 31, 2016, a decrease of $490,000 or 50%. This decrease was due to the maturity of certain other invested assets. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2016 was 1.76:1, compared to a ratio of 2.10:1 at December 31, 2015. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $27,056,148 at December 31, 2015 to $31,673,066 at December 31, 2016, an increase of $4,616,918 or 17.1%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $3,439,465. These increases were partially offset by net cash outflows to fund our operations and dividends of $305,759 paid during the year.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2016, the balance was $1,285,126 compared to $1,031,992 as of December 31, 2015. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2016.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2015, the balance was $1,254,687 compared to $269,055 as of December 31, 2015. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,066,789 at December 31, 2015 to $1,384,915 at December 31, 2016. The increase in deferred policy acquisition costs in 2016 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,398,739 at December 31, 2016, an increase of 34.2% from December 31, 2015. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was attributable to an increase in premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $3,129,906 at December 31, 2015 to $4,035,617 at December 31, 2016, an increase of $905,711 or 28.9%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

AmerInst paid two semi-annual dividends of $0.25 per share during 2016 and 2015. During 2016, the total dividend amount was reduced by $19,720 which represents a write back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. During 2015, the total dividend amount was reduced by $12,056 which represents a write back of uncashed dividends issued prior to 2010 to shareholders that we have been unable to locate. Since AmerInst began paying consecutive dividends in 1995, our original shareholders have received approximately $21.37 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 8.69% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $27.94 per share as of December 31, 2016.

Total dividends paid were $305,759 and $316,207 in 2016 and 2015, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2016 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2016, approximately $35.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2016 and 2015 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2017, Investco had purchased 191,896 common shares from shareholders who had died or retired for a total purchase price of $5,435,936. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2016. We review the actuarial estimates throughout the year for the possible impact on our financial position. Loss reserves relate only to accountants’ and attorneys’ professional liability from CAMICO and Crum & Forster (“C&F”) programs, and were calculated under the methodologies described below. During 2016, losses emerged at levels consistent with expectations in total for both CAMICO and C&F business.

CAMICO was a new program for the Company in 2005. The program provided professional liability coverage to accountants. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual CAMICO experience as of December 31, 2016. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expense development information. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2015. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the CAMICO actuarial analysis to reasonable alternative assumptions.

C&F was a new program for the Company in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of December 31, 2016, separately for accountants and lawyers experience. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of C&F experience as of December 31, 2015. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmerInst Insurance Group, Ltd.

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmerInst Insurance Group, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte Ltd.

Hamilton, Bermuda

March 31, 2017

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(expressed in U.S. dollars)

	2016	2015
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $11,406,979 and $7,637,599)	$11,362,421	$7,691,186
Equity securities, at fair value (cost $11,321,578 and $10,418,922)	15,165,544	14,702,845

TOTAL INVESTMENTS	26,527,965	22,394,031
Cash and cash equivalents	4,631,709	3,073,747
Restricted cash and cash equivalents	23,392	608,370
Other invested assets (Note 5)	490,000	980,000
Assumed reinsurance premiums receivable	1,285,126	1,031,992
Accrued investment income	76,975	59,342
Property and equipment (Note 6)	226,988	130,740
Deferred policy acquisition costs	1,384,915	1,066,789
Prepaid expenses and other assets	1,398,739	1,042,249

TOTAL ASSETS	$36,045,809	$30,387,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$8,941,991	$6,583,474
Unearned premiums	3,743,006	2,883,203
Assumed reinsurance payable	1,254,687	269,055
Accrued expenses and other liabilities	4,035,617	3,129,906

TOTAL LIABILITIES	$17,975,301	$12,865,638

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2016 and 2015: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	15,379,345	14,213,781
Accumulated other comprehensive income	3,799,408	4,337,510
Shares held by Subsidiary (348,605 and 345,610 shares) at cost	(8,390,791)	(8,312,215)

TOTAL SHAREHOLDERS’ EQUITY	18,070,508	17,521,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,045,809	$30,387,260

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2016 and 2015

(expressed in U.S. dollars)

	2016	2015
REVENUES
Net premiums earned (Note 9)	$7,124,066	$5,423,599
Commission income	4,044,726	3,093,980
Net investment income (Note 4)	277,537	256,270
Net realized gain on investments (Note 4)	2,555,767	195,796

TOTAL REVENUES	14,002,096	8,969,645

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 7)	4,683,409	3,593,663
Policy acquisition costs	2,635,914	2,006,741
Operating and management expenses (Note 10)	5,211,450	4,765,725

TOTAL LOSSES AND EXPENSES	12,530,773	10,366,129

INCOME (LOSS) BEFORE TAX	1,471,323	(1,396,484)

Income tax expense (Note 11)	—	—

NET INCOME (LOSS) AFTER TAX	$1,471,323	$(1,396,484)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$2.26	$(2.13)

Weighted average number of common shares outstanding for the year	650,203	655,092

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2016 and 2015

(expressed in U.S. dollars)

	2016	2015
NET INCOME (LOSS) AFTER TAX	$1,471,323	$(1,396,484)

OTHER COMPREHENSIVE LOSS
Net unrealized holding gains (losses) arising during the period	2,017,665	(732,675)
Reclassification adjustment for (gains) included in net income (loss)	(2,555,767)	(195,796)

TOTAL OTHER COMPREHENSIVE LOSS	(538,102)	(928,471)

COMPREHENSIVE INCOME (LOSS)	$933,221	$(2,324,955)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2016 and 2015

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2015	$995,253	$6,287,293	$15,926,472	$5,265,981	$(8,137,272)	$20,337,727
Net loss	—	—	(1,396,484)	—	—	(1,396,484)
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(928,471)	—	(928,471)
Purchase of shares by subsidiary, net	—	—	—	—	(174,943)	(174,943)
Dividends ($0.50 per share)	—	—	(316,207)	—	—	(316,207)

BALANCE AT DECEMBER 31, 2015	$995,253	$6,287,293	$14,213,781	$4,337,510	$(8,312,215)	$17,521,622

Net income	—	—	1,471,323	—	—	1,471,323
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(538,102)	—	(538,102)
Purchase of shares by subsidiary, net	—	—	—	—	(78,576)	(78,576)
Dividends ($0.50 per share)	—	—	(305,759)	—	—	(305,759)

BALANCE AT DECEMBER 31, 2016	$995,253	$6,287,293	$15,379,345	$3,799,408	$(8,390,791)	$18,070,508

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2016 and 2015

(expressed in U.S. dollars)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,471,323	$(1,396,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premiums on investments	64,209	40,834
Depreciation and amortization on property and equipment	74,465	168,702
Net realized gains on sale of investments	(2,555,767)	(195,796)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(253,134)	(194,280)
Accrued investment income	(17,633)	(5,933)
Deferred policy acquisition costs	(318,126)	(298,530)
Prepaid expenses and other assets	(356,490)	(208,182)
Liability for losses and loss adjustment expenses	2,358,517	2,406,197
Unearned premiums	859,803	806,833
Assumed reinsurance payable	985,632	240,522
Accrued expenses and other liabilities	905,711	720,135

Net cash provided by operating activities	3,218,510	2,084,018

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	584,978	502,002
Purchases of property and equipment	(170,713)	(7,459)
Purchases of available-for-sale securities	(12,204,749)	(7,007,140)
Proceeds from sales of available-for-sale securities	6,832,764	4,085,107
Proceeds from redemptions of hedge fund investments	1,471,507	—
Proceeds from redemptions of fixed maturity investments	40,000	35,000
Proceeds from maturities of fixed maturity investments	2,170,000	1,150,000

Net cash used in investing activities	(1,276,213)	(1,242,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(305,759)	(316,207)
Purchase of shares by subsidiary, net	(78,576)	(174,943)

Net cash used in financing activities	(384,335)	(491,150)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,557,962	350,378
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,073,747	2,723,369

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,631,709	$3,073,747

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

New Accounting Standards Adopted in 2016

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued Accounting Standards Update 2015-09, “Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts” (“ASU 2015-09”). ASU 2015-09 makes targeted

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements to disclosure requirements for insurance companies that issue short-duration contracts. The ASU requires enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses which include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and LAE, (3) for each accident year presented of incurred claims development, information about claim frequency (unless impracticable), and the amounts of IBNR liabilities, including expected development on reported claims, included in the reserve for losses and LAE, (4) a description of, and any significant changes to the methods for determining both IBNR and expected development on reported claims, and (5) for each accident year presented of incurred claims development, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. The ASU is effective for annual periods beginning after December 15, 2015. While the adoption of this guidance impacted our disclosures, it did not have an impact on our consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). There was no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company assesses its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 was effective for the year ended December 31, 2016. The adoption of ASU 2014-15 did not have on a material impact on the Company’s consolidated financial statements.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company is has assessed that the adoption of ASU 2016-01 will have no impact on future financial statements and disclosures.

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019.

Statement of Cash Flows—Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU goes into effect for periods beginning after December 15, 2017.

Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for any interim and annual impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any interim and annual impairment tests occurring after January 1, 2017. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2016 and 2015, AMIC Ltd. provided CAMICO with a letter of credit issued by Comerica Bank with supporting investments with a carrying value of $103,623 and $310,407, respectively. Also, at December 31, 2016 and 2015, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $11,330,173 and $8,266,507, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2016 and 2015 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,462,040	$6,408	$(1,642)	$1,466,806
Obligations of U.S. states and political subdivisions	4,098,069	37,309	(634)	4,134,744
Corporate debt securities	5,846,870	1,662	(87,661)	5,760,871

Total fixed maturity investments	11,406,979	45,379	(89,937)	11,362,421

Equity securities	11,235,802	3,917,670	(128,395)	15,025,077
Hedge fund	85,776	54,691	—	140,467

Total equity securities	11,321,578	3,972,361	(128,395)	15,165,544

Total investments	$22,728,557	$4,017,740	$(218,332)	$26,527,965

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Fixed maturity investments:
U.S. government agency securities	$1,477,979	$5,372	$(3,965)	$1,479,386
Obligations of U.S. states and political subdivisions	5,851,938	61,506	(14,888)	5,898,556
Corporate debt securities	307,682	5,562	—	313,244

Total fixed maturity investments	7,637,599	72,440	(18,853)	7,691,186

Equity securities	9,418,922	3,702,368	(87,838)	13,033,452
Hedge fund	1,000,000	669,393	—	1,669,393

Total equity securities	10,418,922	4,371,761	(87,838)	14,702,845

Total investments	$18,056,521	$4,444,201	$(106,691)	$22,394,031

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$507,735	$(1,642)	$507,735	$(1,642)
Obligations of states and political subdivisions	542,968	(402)	420,050	(232)	963,018	(634)
Corporate debt securities	—	—	4,549,756	(87,661)	4,549,756	(87,661)

Total fixed maturity investments	542,968	(402)	5,477,541	(89,535)	6,020,509	(89,937)

Equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)
Hedge fund	—	—	—	—	—	—

Total equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)

Total investments	$662,379	$(7,145)	$7,149,400	$(211,187)	$7,811,779	$(218,332)

As of December 31, 2016, there were twenty-seven securities in an unrealized loss position with an estimated fair value of $7,811,779. Of these securities, six had been in an unrealized loss position for 12 months or greater. As of December 31, 2016, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

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

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2016 and 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2016
Due in one year or less	$1,455,729	$1,457,201
Due after one year through five years	8,081,777	8,089,289
Due after five years through ten years	1,701,987	1,648,731
Due after ten years	167,486	167,200

Total	$11,406,979	$11,362,421

	Amortized Cost	Estimated Fair Value
December 31, 2015
Due in one year or less	$1,686,728	$1,688,395
Due after one year through five years	5,550,706	5,600,089
Due after five years through ten years	226,799	231,638
Due after ten years	173,366	171,064

Total	$7,637,599	$7,691,186

Information on sales and maturities of investments during the twelve months ended December 31, 2016 and 2015 are as follows:

	2016	2015
Total proceeds on sales of available-for-sale securities	$6,832,764	$4,085,107
Total proceeds from redemptions of hedge fund investments	1,471,507	—
Total proceeds from redemptions of fixed maturity investments	40,000	35,000
Total proceeds from maturities of fixed maturity investments	2,170,000	1,150,000
Gross gains on sales	2,849,692	1,168,098
Gross losses on sales	(74,508)	(189,297)
Impairment losses	(219,417)	(783,005)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2016 and 2015.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value(a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
U.S. government agency securities	$1,479,386	$1,479,386	$—	$1,479,386	$—
Obligations of U.S. state and political subdivisions	5,898,556	5,898,556		5,898,556
Corporate debt securities	313,244	313,244		313,244

Total fixed maturity investments	7,691,186	7,691,186

Equity securities (excluding the hedge fund)	13,033,452	13,033,452	13,033,452

Total equity securities (excluding the hedge fund)	13,033,452	13,033,452

Hedge fund measured at net asset value(a)	1,669,393	1,669,393

Total investments	$22,394,031	$22,394,031	$13,033,452	$7,691,186	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015.

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

•

Obligations of U.S. state and political subdivisions: Comprised of fixed income obligations of U.S. state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Hedge fund: Comprised of a hedge fund whose objective was to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager.

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to take place over a 15-month period.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2015. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

Major categories of net interest and dividend income are summarized as follows:

	2016	2015
Interest earned:
Fixed maturity investments	$189,973	$172,957
Short term investments and cash and cash equivalents	4,546	2,028
Dividends earned	220,868	216,637
Investment expenses	(137,850)	(135,352)

Net investment income	$277,537	$256,270

5. OTHER INVESTED ASSETS

At December 31, 2016 and December 31, 2015, the Company had investments in certificates of deposit (“CD”) in the amount of $490,000 and $980,000, respectively, comprising of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits mature in less than one year and are classified as other invested assets on the Company’s consolidated balance sheet.

The Company’s investments in the CD are categorized in their entirety in Level 2 of the fair value hierarchy, in accordance with ASC 820.

6. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with APSL, at December 31, 2016 and 2015 at cost, less accumulated depreciation and amortization, totaled $226,988 and $130,740, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2016
Furniture and fixtures	$55,258	$36,276	$18,982
Office equipment	125,515	26,300	99,215
Computer equipment	14,427	5,477	8,950
Policy acquisition costs	6,075	—	6,075
Internal use software	435,583	341,817	93,766

Total	$636,858	$409,870	$226,988

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2015
Furniture and fixtures	$55,258	$28,375	$26,883
Office equipment	22,413	15,728	6,685
Computer equipment	15,114	9,783	5,331
Internal use software	1,071,121	979,280	91,841

Total	$1,163,906	$1,033,166	$130,740

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2016 and 2015 are as follows:

	2016	2015
Case basis estimates	$2,673,046	$2,806,295
IBNR reserves	6,268,945	3,777,179

Totals	$8,941,991	$6,583,474

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability for losses and loss adjustment expense activity is as follows:

	2016	2015
Liability—beginning of year	$6,583,474	$4,177,277
Incurred related to:
Current year	4,183,863	3,703,196
Prior years	499,546	(109,533)

Total incurred	4,683,409	3,593,663

Paid related to:
Current year	(736,649)	(224,268)
Prior years	(1,588,243)	(963,198)

Total paid	(2,324,892)	(1,187,466)

Liability—end of year	$8,941,991	$6,583,474

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $499,546 in 2016 and decreased by $109,533 in 2015. The 2016 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2015, partially offset by favorable settlements on claims in accident years 2012 through 2014. The 2015 favorable development was due to better than expected loss emergence in accident year 2013.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth information about incurred and paid loss development information related to our professional liability business under the Reinsurance Agreement within the Reinsurance segment as at December 31, 2016. The information related to incurred and paid loss development for the years ended December 31, 2007 through 2015 is presented as supplementary information and is unaudited.

Professional Liability

(dollars in thousands)

	For the Years Ended December 31,										IBNR Reserves Dec. 31, 2016	Cumulative Number of Reported Claims
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance Unaudited
Accident Year
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA	NA	NA
2008		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA	NA	NA
2009			N/A	N/A	N/A	N/A	N/A	N/A	N/A	NA	NA	NA
2010				N/A	N/A	N/A	N/A	N/A	N/A	NA	NA	NA
2011					$262	$348	$257	$293	$321	$344	$82	24
2012						702	763	393	450	429	100	75
2013							1,218	1,585	1,340	1,166	207	91
2014								2,589	2,640	2,562	698	167
2015									3,703	4,485	2,168	236
2016										4,184	2,884	272

									Total	$13,169

	For the Years Ended December 31,										Liability for Claims And Allocated Claim Adjustment Expenses Net of Reinsurance
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance Unaudited										2011 - 2016	Before 2011
Accident Year
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2008		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2009			N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2010				N/A	N/A	N/A	N/A	N/A	N/A	N/A
2011					$0	$165	$167	$201	$260	$262
2012						64	188	280	327	329
2013							58	488	707	715
2014								67	680	1,018
2015									121	1,356
2016										737

									Total	$4,417	$8,753	NA

Net liability under Reinsurance Agreement	$8,753

Net liability under CAMICO	189

Total net liability	$8,942

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.1%	33.1%	13.5%	7.2%	8.7%	0.8%	N/A	N/A	N/A	N/A

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not prepared loss development tables for CAMICO, which is in run-off, as its reserves for losses and loss adjustment expenses as at December 31, 2016 of $189,076 are not significant (2.1% of total net reserves) and therefore, presenting this information would not be meaningful. Reserves for CAMICO have been included as a reconciling item within the reconciliation of loss development information to the Company’s reserves for losses and loss adjustment expenses.

The Company has accumulated claims count information by accident year from the loss bordereaux it receives each quarter under the Reinsurance Agreement. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, closed with payment and closed without payment.

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

9. PREMIUMS WRITTEN

Premiums written were $7,983,869 and $6,230,431 during 2016 and 2015, respectively. The premiums written during the year ended December 31, 2016 and 2015 were attributable to premium cessions from C&F under the Reinsurance Agreement

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. The Company paid Citadel Management Bermuda Limited $327,500 in fees during 2016 and 2015, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $525,517 in 2016 and $488,581 in 2015. Included as a part of this

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2016 and 2015, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2016	2015
Earnings before income tax	$1,471,323	$(1,396,484)

Expected tax	—	—
Foreign taxes at local expected rates	3,209	(190,297)
Other	9,223	2,757
Change in valuation allowance	(12,432)	187,540

Net tax expense (benefit)	$—	$—

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2016 and 2015, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2016	2015
Capitalized start-up expenses	$163,000	$183,992
Operating loss carryforwards	4,009,000	4,006,081
Depreciation and amortization	(22,000)	(27,641)

Deferred tax assets before valuation allowance	4,150,000	4,162,432
Valuation allowance	(4,150,000)	(4,162,432)

Deferred tax assets net of valuation allowance	$—	$—

At December 31, 2016, the deferred tax assets (after valuation allowance) are based on loss carryforwards of $10,377,000, which expire in 15 to 20 years.

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act,

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AMIC Ltd. would be prohibited from declaring or paying a dividend at December 31, 2016 if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2016, approximately $35.9 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $22.7 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2016 and 2015 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254
December 31, 2015	$1,234,565	$34,896,907	$19,584,436	$19,584,436

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2016 and 2015 was $762,411 and $1,107,251, respectively.

13. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$9,954,786	$4,047,310	$14,002,096
Total losses and expenses	8,491,488	4,039,285	12,530,773
Segment income (loss)	1,463,298	8,025	1,471,323
Identifiable assets	—	226,988	226,988

	As of and for the Year Ended December 31, 2015
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,873,847	$3,095,798	$8,969,645
Total losses and expenses	6,794,589	3,571,540	10,366,129
Segment income (loss)	(920,742)	(475,742)	(1,396,484)
Identifiable assets	—	130,740	130,740

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. STOCK COMPENSATION

APSL has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2016, 1,569 phantom shares were granted arising from the dividends declared on the Company’s common shares. 84,725 phantom shares were outstanding at December 31, 2016.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2018 for the fourth employee

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2016.

15. COMMITMENTS AND CONTINGENCIES

APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2017	$101,209

$101,209

APSL is currently negotiating for a lease extension and expects the terms to be similar to the expiring lease.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2016	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,615,608	$1,500,827	$1,844,243	$2,163,388
Commission income	1,033,485	947,273	976,514	1,087,454
Net investment income	64,679	81,438	63,821	67,599
Net realized gain	243,253	516,861	960,767	834,886

Total revenues	$2,957,025	$3,046,399	$3,845,345	$4,153,327

Net income	$52,489	$228,331	$762,897	$427,606
Basic and diluted income per share	$0.08	$0.35	$1.17	$0.66

2015	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,225,863	$1,311,624	$1,406,901	$1,479,211
Commission income	738,818	717,998	728,969	908,195
Net investment income	52,662	77,815	55,709	70,084
Net realized gain (loss)	513,666	(56,470)	7,576	(268,976)

Total revenues	$2,531,009	$2,050,967	$2,199,155	$2,188,514

Net income (loss)	$112,145	$(526,520)	$(350,085)	$(632,024)
Basic and diluted income (loss) per share	$0.17	$(0.80)	$(0.53)	$(0.97)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2016.

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

Change in Internal Control.

Our management, including the President and Chief Financial Officer, has reviewed our internal control. There have been no changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 1, 2017 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 1, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 1, 2017.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 1, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 27.

(a)(2)	See Index to Financial Statements and Schedules on page 27.

(a)(3)	See Index to Exhibits set forth on pages 58 – 59 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 27.

The Index to Exhibits beginning on page 58 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 31, 2017

/s/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2017

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 31, 2017

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 31, 2017

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 31, 2017

/S/ DAVID R. KLUNK David R. Klunk	Director	March 31, 2017

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 31, 2017

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 31, 2017

INDEX TO EXHIBITS

Year ended December 31, 2016

Exhibit Number	Description
3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2017*

10.10	Form of Non-Qualified Stock Option Agreement.*

11.1	Statement re Computation of Per Share Earnings.**

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
**	The information required to be presented in Exhibit 11.1 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. GAAP.