Form 10-Q
period 2017-03-31
AMERINST INSURANCE GROUP LTD
filed 2017-05-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017.

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

(441) 295-6015

(Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of The Exchange Act.  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of May 1, 2017, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the legislative and administrative impact of the new presidential administration on our business;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2017	As of December 31, 2016
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $11,398,239 and $11,406,979)	$11,381,436	$11,362,421
Equity securities, available for sale, at fair value (cost $12,362,693 and $11,321,578)	16,333,920	15,165,544

TOTAL INVESTMENTS	27,715,356	26,527,965
Cash and cash equivalents	3,803,822	4,631,709
Restricted cash and cash equivalents	24,149	23,392
Other invested assets	490,000	490,000
Assumed reinsurance balances receivable	1,371,969	1,285,126
Accrued investment income	88,495	76,975
Property and equipment	222,975	226,988
Deferred policy acquisition costs	1,527,814	1,384,915
Prepaid expenses and other assets	1,398,305	1,398,739

TOTAL ASSETS	$36,642,885	$36,045,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$10,088,179	$8,941,991
Unearned premium	4,128,115	3,743,006
Assumed reinsurance balances payable	8,522	1,254,687
Accrued expenses and other liabilities	3,761,444	4,035,617

TOTAL LIABILITIES	$17,986,260	$17,975,301

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2017 and 2016: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,810,446	15,379,345
Accumulated other comprehensive income	3,954,424	3,799,408
Shares held by Subsidiary (348,605 and 348,605 shares) at cost	(8,390,791)	(8,390,791)

TOTAL SHAREHOLDERS’ EQUITY	18,656,625	18,070,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,642,885	$36,045,809

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
REVENUE
Net premiums earned	$1,792,611	$1,615,608
Commission income	1,215,044	1,033,485
Net investment income	150,667	64,679
Net realized gain on investments	478,256	243,253

TOTAL REVENUE	3,636,578	2,957,025
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,156,235	1,058,223
Policy acquisition costs	662,858	597,778
Operating and management expenses	1,386,384	1,248,535

TOTAL LOSSES AND EXPENSES	3,205,477	2,904,536

NET INCOME BEFORE TAX	$431,101	$52,489

Income tax expense	—	—
NET INCOME AFTER TAX	$431,101	$52,489
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	633,272	(52,025)
Reclassification adjustment for gains included in net income	(478,256)	(243,253)

OTHER COMPREHENSIVE INCOME (LOSS)	155,016	(295,278)

COMPREHENSIVE INCOME (LOSS)	$586,117	$(242,789)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,379,345	$14,213,781
Net income	431,101	52,489
Dividends	—	(142,694)

RETAINED EARNINGS, END OF PERIOD	15,810,446	14,123,576

Per share amounts
Net Income per share
Basic	$0.67	$0.08
Diluted	$0.66	$0.08

Dividends	$—	$0.25

Weighted average number of shares outstanding for the entire period
Basic	646,648	649,643
Diluted	647,691	649,643

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
OPERATING ACTIVITIES
Net Cash (used in) provided by Operating Activities	$(243,837)	$434,810

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(757)	583,600
Purchases of property and equipment	(11,419)	(2,261)
Purchases of available-for-sale securities	(2,928,035)	(1,454,434)
Proceeds from sales of available-for-sale securities	1,234,621	602,691
Proceeds from redemptions of fixed maturity investments	446,540	—
Proceeds from maturities of fixed maturity investments	675,000	380,000

Net Cash used in Investing Activities	(584,050)	109,596

FINANCING ACTIVITIES
Dividends paid	—	(142,694)

Net Cash used in Financing Activities	—	(142,694)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(827,887)	401,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,631,709	$3,073,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,803,822	$3,475,459

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2016 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2017

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 was effective on January 1, 2017 with retrospective adoption required for the comparative periods. The adoption of ASU 2014-09 did not have on a material impact on the Company’s consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2017 and December 31, 2016 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2017
Fixed maturity investments:
U.S. government agency securities	$1,458,048	$5,001	$(53)	$1,462,996
Obligations of states and political subdivisions	3,717,973	33,821	(827)	3,750,967
Corporate debt securities	6,222,218	9,300	(64,045)	6,167,473

Total fixed maturity investments	11,398,239	48,122	(64,925)	11,381,436

Equity securities	12,276,917	3,952,608	(37,598)	16,191,927
Hedge fund	85,776	56,217	—	141,993

Total equity securities	12,362,693	4,008,825	(37,598)	16,333,920

Total investments	$23,760,932	$4,056,947	$(102,523)	$27,715,356

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,462,040	$6,408	$(1,642)	$1,466,806
Obligations of states and political subdivisions	4,098,069	37,309	(634)	4,134,744
Corporate debt securities	5,846,870	1,662	(87,661)	5,760,871

Total fixed maturity investments	11,406,979	45,379	(89,937)	11,362,421

Equity securities	11,235,802	3,917,670	(128,395)	15,025,077
Hedge fund	85,776	54,691	—	140,467

Total equity securities	11,321,578	3,972,361	(128,395)	15,165,544

Total investments	$22,728,557	$4,017,740	$(218,332)	$26,527,965

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$506,850	$(53)	$506,850	$(53)
Obligations of states and political subdivisions	—	—	1,200,407	(827)	1,200,407	(827)
Corporate debt securities	—	—	3,853,849	(64,045)	3,853,849	(64,045)

Total fixed maturity investments	—	—	5,561,106	(64,925)	5,561,106	(64,925)

Equity securities	116,756	(9,398)	245,278	(28,200)	362,034	(37,598)
Hedge fund	—	—	—	—	—	—

Total equity securities	116,756	(9,398)	245,278	(28,200)	362,034	(37,598)

Total investments	$116,756	$(9,398)	$5,806,384	$(93,125)	$5,923,140	$(102,523)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$507,735	$(1,642)	$507,735	$(1,642)
Obligations of states and political subdivisions	542,968	(402)	420,050	(232)	963,018	(634)
Corporate debt securities	—	—	4,549,756	(87,661)	4,549,756	(87,661)

Total fixed maturity investments	542,968	(402)	5,477,541	(89,535)	6,020,509	(89,937)

Equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)
Hedge fund	—	—	—	—	—	—

Total equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)

Total investments	$662,379	$(7,145)	$7,149,400	$(211,187)	$7,811,779	$(218,332)

As of March 31, 2017 and December 31, 2016, there were 26 and 27 securities in an unrealized loss position with an estimated fair value of $5,923,140 and $7,811,779, respectively. As of March 31, 2017 and December 31, 2016, four and six of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2017 and December 31, 2016, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair value recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At March 31, 2017 and December 31, 2016, the Company had investments in certificates of deposit (“CD”) in the amount of $490,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits mature in less than one year and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2017. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2017, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2017 and December 31, 2016, relating to 15 and 16 fixed maturity securities, amounted to $64,925 and $89,937, respectively, and 11 equity securities, amounted to $37,598 and $128,395, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. No other-than-temporary impairment charges were recorded during the quarter ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded a total other-than-temporary impairment charge of $105,920 on one equity security, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2017 and December 31, 2016 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2016. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2017 and December 31, 2016:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017
U.S. government agency securities	$1,462,996	$1,462,996	$—	$1,462,996	$—
Obligations of U.S. state and political subdivisions	3,750,967	3,750,967		3,750,967
Corporate debt securities	6,167,473	6,167,473		6,167,473

Total fixed maturity investments	11,381,436	11,381,436

Equity securities (excluding the hedge fund)	16,191,927	16,191,927	16,191,927

Total equity securities (excluding the hedge fund)	16,191,927	16,191,927

Hedge fund measured at net asset value (a)	141,993	141,993

Total investments	$27,715,356	$27,715,356	$16,191,927	$11,381,436	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value (a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

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

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017 and the year ended December 31, 2016.

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
March 31, 2017
Due in one year or less	$777,254	$777,654
Due after one year through five years	9,593,420	9,603,982
Due after five years through ten years	861,569	833,387
Due after ten years	165,996	166,413

Total	$11,398,239	$11,381,436

	Amortized Cost	Estimated Fair Value
December 31, 2016
Due in one year or less	$1,455,729	$1,457,201
Due after one year through five years	8,081,777	8,089,289
Due after five years through ten years	1,701,987	1,648,731
Due after ten years	167,486	167,200

Total	$11,406,979	$11,362,421

Information on sales and maturities of investments during the three months ended March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Total proceeds on sales of available-for-sale securities	$1,234,621	$602,691
Proceeds from redemptions of fixed maturity investments	446,540	—
Total proceeds from maturities of fixed maturity investments	675,000	380,000
Gross gains on sales	480,605	350,385
Gross losses on sales	(2,349)	(1,212)
Impairment losses	—	(105,920)

Major categories of net investment income during the three months ended March 31, 2017 and 2016 are summarized as follows:

	March 31, 2017	March 31, 2016
Interest earned:
Fixed maturity investments	$61,310	$45,620
Short term investments and cash and cash equivalents	1,909	878
Dividends earned	123,229	52,024
Investment expenses	(35,781)	(33,843)

Net investment income	$150,667	$64,679

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2017 and 2016:

	2017	2016
Liability—beginning of year	$8,941,991	$6,583,474
Incurred related to:
Current year	1,156,235	1,058,223
Prior years	—	—

Total incurred	1,156,235	1,058,223

Paid related to:
Current year	—	(1,214)
Prior years	(10,047)	(349,743)

Total paid	(10,047)	(350,957)

Liability—end of year	$10,088,179	$7,290,740

As incurred losses for the quarter are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2017 and 2016.

	As of and for the Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,420,750	$1,215,828	$3,636,578
Total losses and expenses	2,104,053	1,101,424	3,205,477
Segment income	316,697	114,404	431,101
Identifiable assets	—	222,975	222,975

	As of and for the Three Months Ended March 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,922,939	$1,034,086	$2,957,025
Total losses and expenses	1,915,036	989,500	2,904,536
Segment income	7,903	44,586	52,489
Identifiable assets	—	117,532	117,532

5. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2017, no phantom shares were granted. 84,725 phantom shares were outstanding at March 31, 2017.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2017.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2016 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2016 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $2,420,750 and $1,215,828, respectively, for the three months ended March 31, 2017 compared to $1,922,939 and $1,034,086, respectively, for the three months ended March 31, 2016. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to three months ended March 31, 2016

We recorded net income of $431,101 during the first quarter of 2017 compared to net income of $52,489 for the same period in 2016. The increase in net income was mainly attributable by the increase in commission income from $1,033,485 in the first quarter of 2016 to $1,215,044 in the first quarter of 2017 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in realized gains on investments net of impairment from $243,253 in the first quarter of 2016 to $478,256 in the first quarter of 2017 as a result of increased sales of equity securities in an unrealized gain position during the first quarter of 2017 compared to the same period in 2016. This was partially offset by the increase in operating and management expenses from $1,248,535 in the first quarter of 2016 to $1,386,384 in the first quarter of 2017, as discussed in further detail below.

Our net premiums earned for the first quarter of 2017 were $1,792,611 compared to $1,615,608 for the first quarter of 2016, an increase of $177,003 or 11%. The net premiums earned during the quarters ended March 31, 2017 and 2016 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2017 and 2016, we recorded commission income under the Agency Agreement of $1,215,044 and $1,033,485, respectively, an increase of $181,559 or 17.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2017.

We recorded net investment income of $150,667 for the quarter ended March 31, 2017 compared to $64,679, for the quarter ended March 31, 2016. The increase in net investment income was due to the increase in dividend income, which was attributable to higher yielding equity securities held in our investment portfolio during the first quarter of 2017 compared to the same period in 2016. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.9% for the quarter ended March 31, 2017, compared to the 1.0% yield earned for the quarter ended March 31, 2016.

Sales of securities for the quarter ended March 31, 2017 resulted in realized gains on investments net of impairment of $478,256 compared to $243,253 during the quarter ended March 31, 2016, an increase of $235,003 or 96.6%. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position compared to 2016.

For the quarter ended March 31, 2017, we recorded loss and loss adjustment expenses of $1,156,235 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $1,792,611. For the quarter ended March 31, 2016, we recorded loss and loss adjustment expenses of $1,058,223 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,615,608. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first three months of 2017 compared to the corresponding period in 2016. The decrease in the loss ratio was primarily the result of better than expected loss emergence in policy year 2013.

We recorded policy acquisition costs of $662,858 in the first quarter of 2017 compared to $597,778 for the same period in 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2017 and 2016 were 37% of the net premiums earned under the Reinsurance Agreement of $1,792,611 and $1,615,608, respectively.

We incurred operating and management expenses of $1,386,384 in the first quarter 2017 compared to $1,248,535 for the same period in 2016, an increase of $137,849 or 11%. The increase was primarily attributable to increased sub commission costs in relation to sub produced business associated with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,420,750	$1,215,828	$3,636,578
Total losses and expenses	2,104,053	1,101,424	3,205,477
Segment income	316,697	114,404	431,101
Identifiable assets	—	222,975	222,975

	As of and for the Three Months Ended March 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$1,922,939	$1,034,086	$2,957,025
Total losses and expenses	1,915,036	989,500	2,904,536
Segment income (loss)	7,903	44,586	52,489
Identifiable assets	—	117,532	117,532

FINANCIAL CONDITION

As of March 31, 2017, our total investments were $27,715,356, an increase of $1,187,391 or 4.5%, from $26,527,965 at December 31, 2016. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities with both net premiums received under the Reinsurance Agreement and positive cash inflows derived from net investment income. The cash and cash equivalents balance decreased from $4,631,709 at December 31, 2016 to $3,803,822 at March 31, 2017, a decrease of $827,887 or 17.9%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $23,392 at December 31, 2016 to $24,149 at March 31, 2017, an increase of $757 or 3.2%. The increase is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2017 that have been reinvested. Other invested assets remained unchanged at $490,000 as of March 31, 2017 and December 31, 2016. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2017 was 1.78:1, compared to a ratio of 1.76:1 at December 31, 2016.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of March 31, 2017, the balance was $1,371,969 compared to $1,285,126 as of December 31, 2016. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2017.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of March 31, 2017, the balance was $8,522 compared to $1,254,687 as of December 31, 2016. This balance fluctuates due to the timing of losses being reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,384,915 at December 31, 2016 to $1,527,814 at March 31, 2017. The increase in deferred policy acquisition costs in 2017 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,398,305 at March 31, 2017 compared to $1,398,739 as of December 31, 2016. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $4,035,617 at December 31, 2016 to $3,761,444 at March 31, 2017, a decrease of $274,173 or 6.8%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2016 Form 10-K.

Total cash, investments and other invested assets increased from $31,673,066 at December 31, 2016 to $32,033,327 at March 31, 2017, an increase of $360,261 or 1.1%. The net increase resulted primarily from positive cash inflows derived from net investment income and the increase in the fair value of certain equity securities as a result of favorable market conditions. These increases were partially offset by net cash outflows to fund our operations

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2017, no such transactions occurred. Through March 31, 2017, Investco had repurchased 191,896 common shares from shareholders who had died or retired for a total purchase price of $5,435,936. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2017, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2017, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2017. Since we began paying dividends in 1995, our original shareholders have received $21.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $28.85 per share as of March 31, 2017. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

AmerInst is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.

We have identified accounting for the liability for losses and loss adjustment expenses as our most critical accounting policy and estimate in that it is important to the portrayal of our financial condition and results, and it requires our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. This accounting policy, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2016 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Form of Non-Qualified Stock Option Award Agreement – incorporated by reference herein to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (filed 3/31/17)(No. 000-28249).

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2017	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017

Exhibit Number	Description

10.1	Form of Non-Qualified Stock Option Award Agreement – incorporated by reference herein to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (filed 3/31/17)(No. 000-28249).

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document