Form 10-Q
period 2017-06-30
AMERINST INSURANCE GROUP LTD
filed 2017-08-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2017.

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

As of August 1, 2017, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2017	As of December 31, 2016
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $11,390,760 and $11,406,979)	$11,429,332	$11,362,421
Equity securities, available for sale, at fair value (cost $12,239,697 and $11,321,578)	16,443,998	15,165,544

TOTAL INVESTMENTS	27,873,330	26,527,965
Cash and cash equivalents	5,251,270	4,631,709
Restricted cash and cash equivalents	17,729	23,392
Other invested assets	490,000	490,000
Assumed reinsurance balances receivable	1,506,216	1,285,126
Accrued investment income	67,525	76,975
Property and equipment	228,452	226,988
Deferred policy acquisition costs	1,726,807	1,384,915
Prepaid expenses and other assets	1,709,710	1,398,739

TOTAL ASSETS	$38,871,039	$36,045,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$11,080,766	$8,941,991
Unearned premium	4,665,930	3,743,006
Assumed reinsurance balances payable	1,537	1,254,687
Accrued expenses and other liabilities	4,195,240	4,035,617

TOTAL LIABILITIES	$19,943,473	$17,975,301

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2017 and 2016: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,722,938	15,379,345
Accumulated other comprehensive income	4,242,873	3,799,408
Shares held by Subsidiary (346,057 and 348,605 shares) at cost	(8,320,791)	(8,390,791)

TOTAL SHAREHOLDERS’ EQUITY	18,927,566	18,070,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,871,039	$36,045,809

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
REVENUE
Net premiums earned	$4,001,139	$3,116,435	$2,208,528	$1,500,827
Commission income	2,387,863	1,980,758	1,172,819	947,273
Net investment income	236,160	146,117	85,493	81,438
Net realized gain on investments	851,572	760,114	373,316	516,861

TOTAL REVENUE	7,476,734	6,003,424	3,840,156	3,046,399

LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,580,735	2,041,266	1,424,500	983,043
Policy acquisition costs	1,480,015	1,153,085	817,157	555,307
Operating and management expenses	2,768,472	2,528,253	1,382,088	1,279,718

TOTAL LOSSES AND EXPENSES	6,829,222	5,722,604	3,623,745	2,818,068

NET INCOME BEFORE TAX	647,512	280,820	216,411	228,331
Income tax expense	—	—	—	—
NET INCOME AFTER TAX	$647,512	$280,820	$216,411	$228,331

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	1,295,037	175,720	661,765	227,745
Reclassification adjustment for gains included in net income	(851,572)	(760,114)	(373,316)	(516,861)

OTHER COMPREHENSIVE INCOME (LOSS)	443,465	(584,394)	288,449	(289,116)

COMPREHENSIVE INCOME (LOSS)	$1,090,977	$(303,574)	$504,860	$(60,785)

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,379,345	$14,213,781	$15,810,446	$14,123,576
Net income	647,512	280,820	216,411	228,331
Dividends	(303,919)	(142,694)	(303,919)	—

RETAINED EARNINGS, END OF PERIOD	$15,722,938	$14,351,907	$15,722,938	$14,351,907

Per share amounts
Net Income per share
Basic	$1.00	$0.43	$0.33	$0.35
Diluted	$1.00	$0.43	$0.33	$0.35

Dividends	$0.50	$0.25	$0.50	$0.00

Weighted average number of shares outstanding for the entire period
Basic	646,497	650,516	646,422	650,952
Diluted	650,421	650,516	647,826	650,952

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$1,036,140	$1,327,928

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	5,663	571,148
Purchases of property and equipment	(33,499)	(27,485)
Purchases of available-for-sale securities	(4,675,291)	(4,449,623)
Proceeds from sales of available-for-sale securities	3,028,927	2,543,936
Proceeds from redemptions of fixed maturity investments	611,540	—
Proceeds from maturities of fixed maturity investments	950,000	705,000

Net Cash used in Investing Activities	(112,660)	(657,024)

FINANCING ACTIVITIES
Dividends paid	(303,919)	(142,694)

Net Cash used in Financing Activities	(303,919)	(142,694)

NET INCREASE IN CASH AND CASH EQUIVALENTS	619,561	528,210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,631,709	$3,073,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,251,270	$3,601,957

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

New Accounting Pronouncements

New Accounting Standards Adopted in 2017

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 was effective on January 1, 2017 with retrospective adoption required for the comparative periods. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2017 and December 31, 2016 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2017
Fixed maturity investments:
U.S. government agency securities	$1,903,283	$4,143	$(329)	$1,907,097
Obligations of states and political subdivisions	3,274,313	35,273	(555)	3,309,031
Corporate debt securities	6,213,164	25,384	(25,344)	6,213,204

Total fixed maturity investments	11,390,760	64,800	(26,228)	11,429,332

Equity securities	12,206,389	4,233,917	(52,336)	16,387,970
Hedge fund	33,308	22,720	—	56,028

Total equity securities	12,239,697	4,256,637	(52,336)	16,443,998

Total investments	$23,630,457	$4,321,437	$(78,564)	$27,873,330

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,462,040	$6,408	$(1,642)	$1,466,806
Obligations of states and political subdivisions	4,098,069	37,309	(634)	4,134,744
Corporate debt securities	5,846,870	1,662	(87,661)	5,760,871

Total fixed maturity investments	11,406,979	45,379	(89,937)	11,362,421

Equity securities	11,235,802	3,917,670	(128,395)	15,025,077
Hedge fund	85,776	54,691	—	140,467

Total equity securities	11,321,578	3,972,361	(128,395)	15,165,544

Total investments	$22,728,557	$4,017,740	$(218,332)	$26,527,965

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$504,095	$(329)	$504,095	$(329)
Obligations of states and political subdivisions	—	—	499,445	(555)	499,445	(555)
Corporate debt securities	464,922	(11,905)	2,365,052	(13,439)	2,829,974	(25,344)

Total fixed maturity investments	464,922	(11,905)	3,368,592	(14,323)	3,833,514	(26,228)

Equity securities	114,724	(5,297)	1,363,761	(47,039)	1,478,485	(52,336)
Hedge fund	—	—	—	—	—	—

Total equity securities	114,724	(5,297)	1,363,761	(47,039)	1,478,485	(52,336)

Total investments	$579,646	$(17,202)	$4,732,353	$(61,362)	$5,311,999	$(78,564)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$507,735	$(1,642)	$507,735	$(1,642)
Obligations of states and political subdivisions	542,968	(402)	420,050	(232)	963,018	(634)
Corporate debt securities	—	—	4,549,756	(87,661)	4,549,756	(87,661)

Total fixed maturity investments	542,968	(402)	5,477,541	(89,535)	6,020,509	(89,937)

Equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)
Hedge fund	—	—	—	—	—	—

Total equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)

Total investments	$662,379	$(7,145)	$7,149,400	$(211,187)	$7,811,779	$(218,332)

As of June 30, 2017 and December 31, 2016, there were 20 and 27 securities in an unrealized loss position with an estimated fair value of $5,311,999 and $7,811,779, respectively. As of June 30, 2017 and December 31, 2016, four and six of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2017 and December 31, 2016, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair value recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At June 30, 2017 and December 31, 2016, the Company had investments in certificates of deposit (“CD”) in the amount of $490,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits mature in less than one year and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2017. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2017, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2017 and December 31, 2016, relating to nine and 16 fixed maturity securities, amounted to $26,228 and $89,937, respectively, and 11 and 22 equity securities, amounted to $52,336 and $128,395, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2017, the Company recorded a total other-than-temporary impairment charge of $25,272 on one equity security as a result of the decline in fair value below cost. During the six months ended and three months ended June 30, 2016, the Company recorded a total other-than-temporary impairment charge of $121,116 and $15,196 on two and one equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2017 and December 31, 2016 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2016. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2017 and December 31, 2016:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2017
U.S. government agency securities	$1,907,097	$1,907,097	$—	$1,907,097	$—
Obligations of U.S. state and political subdivisions	3,309,031	3,309,031		3,309,031
Corporate debt securities	6,213,204	6,213,204		6,213,204

Total fixed maturity investments	11,429,332	11,429,332

Equity securities (excluding the hedge fund)	16,387,970	16,387,970	16,387,970

Total equity securities (excluding the hedge fund)	16,387,970	16,387,970

Hedge fund measured at net asset value (a)	56,028	56,028

Total investments	$27,873,330	$27,873,330	$16,387,970	$11,429,332	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value (a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

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

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2017 and the year ended December 31, 2016.

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2017
Due in one year or less	$2,472,420	$2,477,301
Due after one year through five years	8,469,077	8,502,768
Due after five years through ten years	449,263	449,263

Total	$11,390,760	$11,429,332

	Amortized Cost	Estimated Fair Value
As of December 31, 2016
Due in one year or less	$1,455,729	$1,457,201
Due after one year through five years	8,081,777	8,089,289
Due after five years through ten years	1,701,987	1,648,731
Due after ten years	167,486	167,200

Total	$11,406,979	$11,362,421

Information on sales and maturities of investments during the six months ended June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Total proceeds on sales of available-for-sale securities	$3,028,927	$2,543,936
Proceeds from redemptions of fixed maturity investments	611,540	—
Total proceeds from maturities of fixed maturity investments	950,000	705,000
Gross gains on sales	879,193	882,442
Gross losses on sales	(2,349)	(1,212)
Impairment losses	(25,272)	(121,116)

Information on sales and maturities of investments during the three months ended June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Total proceeds on sales of available-for-sale securities	$1,794,306	$1,941,245
Proceeds from redemptions of fixed maturity investments	165,000	—
Total proceeds from maturities of fixed maturity investments	275,000	325,000
Gross gains on sales	398,588	532,057
Gross losses on sales	—	—
Impairment losses	(25,272)	(15,196)

Major categories of net investment income during the six months ended June 30, 2017 and 2016 are summarized as follows:

	June 30, 2017	June 30, 2016
Interest earned:
Fixed maturity investments	$123,101	$92,029
Short term investments and cash and cash equivalents	11,349	1,904
Dividends earned	173,861	118,782
Investment expenses	(72,151)	(66,598)

Net investment income	$236,160	$146,117

Major categories of net investment income during the three months ended June 30, 2017 and 2016 are summarized as follows:

	June 30, 2017	June 30, 2016
Interest earned:
Fixed maturity investments	$61,791	$46,409
Short term investments and cash and cash equivalents	9,440	1,026
Dividends earned	50,632	66,758
Investment expenses	(36,370)	(32,755)

Net investment income	$85,493	$81,438

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2017 and 2016:

	2017	2016
Liability—beginning of period	$8,941,991	$6,583,474
Incurred related to:
Current year	2,580,735	2,041,266
Prior years	—	—

Total incurred	2,580,735	2,041,266

Paid related to:
Current year	(1,321)	(3,237)
Prior years	(440,639)	(348,172)

Total paid	(441,960)	(351,409)

Liability—end of period	$11,080,766	$8,273,331

As incurred losses for the six months ended June 30, 2017 are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2017 and 2016.

	As of and for the Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,087,326	$2,389,408	$7,476,734
Total losses and expenses	4,706,949	2,122,273	6,829,222
Segment income	380,377	267,135	647,512
Identifiable assets	—	228,452	228,452

	As of and for the Six Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,021,477	$1,981,947	$6,003,424
Total losses and expenses	3,763,236	1,959,368	5,722,604
Segment income	258,241	22,579	280,820
Identifiable assets	—	126,911	126,911

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2017 and 2016.

	As of and for the Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,666,576	$1,173,580	$3,840,156
Total losses and expenses	2,602,896	1,020,849	3,623,745
Segment income	63,680	152,731	216,411
Identifiable assets	—	228,452	228,452

	As of and for the Three Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,098,538	$947,861	$3,046,399
Total losses and expenses	1,848,200	969,868	2,818,068
Segment income (loss)	250,338	(22,007)	228,331
Identifiable assets	—	126,911	126,911

5. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the six months and three months ended June 30, 2017, 1,467 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 86,161 phantom shares were outstanding at June 30, 2017.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2017.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99. These options vest in five equal annual installments beginning on March 3, 2018.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $5,087,326 and $2,389,408, respectively, for the six months ended June 30, 2017 compared to $4,021,477 and $1,981,947, respectively, for the six months ended June 30, 2016. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of the Reinsurance Agreement is continuous and may be terminated by either party upon at least 120 days’ prior written notice to the other party.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2017 compared to six months ended June 30, 2016

We recorded net income of $647,512 for the six months ended June 30, 2017 compared to net income of $280,820 for the same period in 2016. The increase in net income was mainly attributable to the increase in commission income from $1,980,758 for the six months ended June 30, 2016 to $2,387,863 for the six months ended June 30, 2017 as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses from $2,528,253 for the six months ended June 30, 2016 to $2,762,958 for the six months ended June 30, 2017, as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2017 were $4,001,139 compared to $3,116,435 for the six months ended June 30, 2016, an increase of $884,704 or 28.4%. The net premiums earned for the six months ended June 30, 2017 and 2016 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2017 compared to the same period in 2016 resulted from increased cessions from C&F in 2017, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL which resulted in greater penetration in targeted markets.

During the six months ended June 30, 2017 and 2016, we recorded commission income under the Agency Agreement of $2,387,863 and $1,980,758, respectively, an increase of $407,105 or 20.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2017 due to the continued marketing of the program by APSL which resulted in greater penetration in the targeted markets.

We recorded net investment income of $236,160 for the six months ended June 30, 2017 compared to $146,117 for the six months ended June 30, 2016. The increase in net investment income was due to the increase in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during the six months of 2017 compared to the same period in 2016. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.4% for the six months ended June 30, 2017, compared to the 1.1% yield earned for the six months ended June 30, 2016.

Sales of securities during the six months ended June 30, 2017 resulted in realized gains on investments net of impairment of $851,572 compared to $760,114 for the six months ended June 30, 2016, an increase of $91,458. The increase in realized gains primarily related to increased sales of equity securities in an unrealized gain position during the first six months of 2017 compared to the same period in 2016.

For the six months ended June 30, 2017, we recorded loss and loss adjustment expenses of $2,580,735 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $4,001,139. For the six months ended June 30, 2016, we recorded loss and loss adjustment expenses of $2,041,266 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $3,116,435. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first six months of 2017 compared to the corresponding period in 2016, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in policy year 2013.

We recorded policy acquisition costs of $1,480,015 for the six months ended June 30, 2017 compared to $1,153,085 for the same period in 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2017 and 2016 were 37% of the net premiums earned under the Reinsurance Agreement of $4,001,139 and $3,116,435, respectively.

We expensed operating and management expenses of $2,768,472 for the six months ended June 30, 2017 compared to $2,528,253 for the same period in 2016, an increase of $240,219 or 9.5%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,087,326	$2,389,408	$7,476,734
Total losses and expenses	4,706,949	2,122,273	6,829,222
Segment income	380,377	267,135	647,512
Identifiable assets	—	228,452	228,452

	As of and for the Six Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,021,477	$1,981,947	$6,003,424
Total losses and expenses	3,763,236	1,959,368	5,722,604
Segment income	258,241	22,579	280,820
Identifiable assets	—	126,911	126,911

Three months ended June 30, 2017 compared to three months ended June 30, 2016

We recorded net income of $216,411 during the second quarter of 2017 compared to net income of $228,331 for the same period in 2016. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $516,861 in the second quarter of 2016 to $373,316 in the second quarter of 2017 as a result of decreased sales of equity securities in an unrealized gain position during the second quarter of 2017 compared to the same period in 2016 and to the increase in operating and management expenses from $1,279,718 in the second quarter of 2016 to $1,376,574 in the second quarter of 2017. This was partially offset by the increase in commission income from $947,273 in the second quarter of 2016 to $1,172,819 in the second quarter of 2017 as a result of a higher volume of premiums written under the Agency Agreement

Our net premiums earned for the second quarter of 2017 were $2,208,528 compared to $1,500,827 for the second quarter of 2016, an increase of $707,701 or 47.2%. The net premiums earned during the quarters ended June 30, 2017 and 2016 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions during the second quarter of 2017 compared to the second quarter of 2016 arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in greater penetration in targeted markets.

For the quarters ended June 30, 2017 and 2016, we recorded commission income under the Agency Agreement of $1,172,819 and $947,273, respectively, an increase of $225,546 or 23.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2017.

We recorded net investment income of $85,493 for the quarter ended June 30, 2017 compared to $81,438 for the quarter ended June 30, 2016. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2017 compared to the same period in 2016. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% for the quarter ended June 30, 2017, compared to the 1.2% yield earned for the quarter ended June 30, 2016.

Sales of securities for the quarter ended June 30, 2017 resulted in realized gains on investments net of impairment of $373,316 compared to $516,861 during the quarter ended June 30, 2016, a decrease of $143,545 or 27.8%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2016.

For the quarter ended June 30, 2017, we recorded loss and loss adjustment expenses of $1,424,500 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,208,528. For the quarter ended June 30, 2016, we recorded loss and loss adjustment expenses of $983,043 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,500,827. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the second quarter of 2017 compared to the corresponding period in 2016, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in policy year 2013.

We recorded policy acquisition costs of $817,157 in the second quarter of 2017 compared to $555,307 for the same period in 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2017 and 2016 were 37% of the net premiums earned under the Reinsurance Agreement of $2,208,528 and $1,500,827, respectively.

We incurred operating and management expenses of $1,382,088 in the second quarter 2017 compared to $1,279,718 for the same period in 2016, an increase of $102,370 or 8.0%. The increase was primarily attributable to increased sub commission costs in relation to sub produced business associated with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,666,576	$1,173,580	$3,840,156
Total losses and expenses	2,602,896	1,020,849	3,623,745
Segment income	63,680	152,731	216,411
Identifiable assets	—	228,452	228,452

	As of and for the Three Months Ended June 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,098,538	$947,861	$3,046,399
Total losses and expenses	1,848,200	969,868	2,818,068
Segment income (loss)	250,338	(22,007)	228,331
Identifiable assets	—	126,911	126,911

FINANCIAL CONDITION

As of June 30, 2017, our total investments were $27,873,330, an increase of $1,345,365 or 5.1%, from $26,527,965 at December 31, 2016. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities with both net premiums received under the Reinsurance Agreement and positive cash inflows derived from net investment income. The cash and cash equivalents balance increased from $4,631,709 at December 31, 2016 to $5,251,270 at June 30, 2017, an increase of $619,561 or 13.4%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $23,392 at December 31, 2016 to $17,729 at June 30, 2017, a decrease of $5,663 or 24.2%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at June 30, 2017 that have been reinvested. Other invested assets remained unchanged at $490,000 as of June 30, 2017 and December 31, 2016. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2017 was 1.67:1, compared to a ratio of 1.76:1 at December 31, 2016.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of June 30, 2017, the balance was $1,506,216 compared to $1,285,126 as of December 31, 2016. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2017.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of June 30, 2017, the balance was $1,537 compared to $1,254,687 as of December 31, 2016. This balance fluctuates due to the timing of losses being reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,384,915 at December 31, 2016 to $1,726,807 at June 30, 2017. The increase in deferred policy acquisition costs in 2017 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,709,710 at June 30, 2017 compared to $1,398,739 as of December 31, 2016. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was partially attributable to the annual director fee payments to the Company’s directors made in June 2017 relating to the period from June 1, 2017 to May 31, 2018.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $4,035,617 at December 31, 2016 to $4,195,240 at June 30, 2017, an increase of $159,623 or 4.0%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $31,673,066 at December 31, 2016 to $33,632,329 at June 30, 2017, an increase of $1,959,263 or 6.2%. The net increase resulted primarily from positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,197,558, partially offset by dividends of $303,919 paid during the first six month of 2017.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June 30, 2017, no such transactions occurred. Through June 30, 2017, Investco had repurchased 191,896 common shares from shareholders who had died or retired for a total purchase price of $5,435,936. From time to time, Investco has also purchased shares in privately negotiated transactions. Through June 30, 2017, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2017, no such transactions occurred.

Cash Dividends

We paid dividends of $0.50 per share during the second quarter of 2017, which amounted to total ordinary cash dividends of $323,323. The dividends paid in 2017 have been reduced by $19,404, which represents a write-back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $21.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $29.16 per share as of June 30, 2017. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2017, the Company issued an aggregate of 2,548 shares of its common stock out of the treasury shares held by Investco to the Company’s directors as part of the directors’ fees payable in respect of the directors’ board service from the 2017 Annual General Meeting until the 2018 Annual General Meeting. These shares were issued in reliance upon one or more exemptions from the registration requirements under the Securities Act of 1933, as amended, including Rule 506 and Section 4(a)(2) thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2017	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

AMERINST INSURANCE GROUP, LTD.

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017

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