Form 10-Q
period 2017-09-30
AMERINST INSURANCE GROUP LTD
filed 2017-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017.

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

As of November 1, 2017, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2017	As of December 31, 2016
ASSETS
INVESTMENTS
Fixed maturity investments, available for sale, at fair value (amortized cost $11,595,832 and $11,406,979)	$11,622,667	$11,362,421
Equity securities, available for sale, at fair value (cost $12,297,132 and $11,321,578)	16,957,010	15,165,544

TOTAL INVESTMENTS	28,579,677	26,527,965
Cash and cash equivalents	5,249,801	4,631,709
Restricted cash and cash equivalents	120,414	23,392
Other invested assets	490,000	490,000
Assumed reinsurance balances receivable	1,471,134	1,285,126
Accrued investment income	93,777	76,975
Property and equipment	269,789	226,988
Deferred policy acquisition costs	1,730,956	1,384,915
Prepaid expenses and other assets	1,539,444	1,398,739

TOTAL ASSETS	$39,544,992	$36,045,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$10,578,434	$8,941,991
Unearned premium	4,677,763	3,743,006
Assumed reinsurance balances payable	1,049,665	1,254,687
Accrued expenses and other liabilities	3,762,664	4,035,617

TOTAL LIABILITIES	$20,068,526	$17,975,301

SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2017 and 2016: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in capital	6,287,293	6,287,293
Retained earnings	15,827,998	15,379,345
Accumulated other comprehensive income	4,686,713	3,799,408
Shares held by Subsidiary (346,057 and 348,605 shares) at cost	(8,320,791)	(8,390,791)

TOTAL SHAREHOLDERS’ EQUITY	19,476,466	18,070,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,544,992	$36,045,809

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
REVENUE
Net premiums earned	$6,235,045	$4,960,678	$2,233,906	$1,844,243
Commission income	3,551,532	2,957,272	1,163,669	976,514
Net investment income	306,002	209,938	69,842	63,821
Net realized gain on investments	1,128,344	1,720,881	276,772	960,767

TOTAL REVENUE	11,220,923	9,848,769	3,744,189	3,845,345

LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,022,703	3,249,245	1,441,968	1,207,979
Policy acquisition costs	2,306,793	1,835,457	826,778	682,372
Operating and management expenses	4,138,855	3,720,350	1,370,383	1,192,097

TOTAL LOSSES AND EXPENSES	10,468,351	8,805,052	3,639,129	3,082,448

NET INCOME BEFORE TAX	752,572	1,043,717	105,060	762,897
Income tax expense	—	—	—	—
NET INCOME AFTER TAX	$752,572	$1,043,717	$105,060	$762,897

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	2,015,649	889,567	720,612	713,847
Reclassification adjustment for gains included in net income	(1,128,344)	(1,720,881)	(276,772)	(960,767)

OTHER COMPREHENSIVE INCOME (LOSS)	887,305	(831,314)	443,840	(246,920)

COMPREHENSIVE INCOME	$1,639,877	$212,403	$548,900	$515,977

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,379,345	$14,213,781	$15,722,938	$14,351,907
Net income	752,572	1,043,717	105,060	762,897
Dividends	(303,919)	(305,759)	—	(163,065)

RETAINED EARNINGS, END OF PERIOD	$15,827,998	$14,951,739	$15,827,998	$14,951,739

Per share amounts
Net Income per share
Basic	$1.16	$1.60	$0.16	$1.17
Diluted	$1.16	$1.60	$0.16	$1.17

Dividends	$0.50	$0.50	$0.00	$0.25

Weighted average number of shares outstanding for the entire period
Basic	647,922	650,952	649,196	652,261
Diluted	651,541	650,952	651,071	652,261

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$1,197,664	$1,017,200

INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(97,022)	598,582
Purchases of property and equipment	(91,544)	(150,587)
Purchases of available-for-sale securities	(6,448,153)	(7,048,154)
Proceeds from sales of available-for-sale securities	4,144,366	4,776,870
Proceeds from redemptions of hedge fund investments	75,160	—
Proceeds from redemptions of fixed maturity investments	691,540	1,114,403
Proceeds from maturities of fixed maturity investments	1,450,000	1,035,000

Net Cash (used in) provided by Investing Activities	(275,653)	326,114

FINANCING ACTIVITIES
Dividends paid	(303,919)	(305,759)

Net Cash used in Financing Activities	(303,919)	(305,759)

NET INCREASE IN CASH AND CASH EQUIVALENTS	618,092	1,037,555
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,631,709	$3,073,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,249,801	$4,111,302

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2017 and December 31, 2016 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2017
Fixed maturity investments:
U.S. government agency securities	$1,400,406	$3,079	$(609)	$1,402,876
Obligations of states and political subdivisions	3,991,360	31,629	(5,080)	4,017,909
Corporate debt securities	6,204,066	22,461	(24,645)	6,201,882

Total fixed maturity investments	11,595,832	57,169	(30,334)	11,622,667

Equity securities	12,286,516	4,727,950	(71,603)	16,942,863
Hedge fund	10,616	3,531	—	14,147

Total equity securities	12,297,132	4,731,481	(71,603)	16,957,010

Total investments	$23,892,964	$4,788,650	$(101,937)	$28,579,677

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,462,040	$6,408	$(1,642)	$1,466,806
Obligations of states and political subdivisions	4,098,069	37,309	(634)	4,134,744
Corporate debt securities	5,846,870	1,662	(87,661)	5,760,871

Total fixed maturity investments	11,406,979	45,379	(89,937)	11,362,421

Equity securities	11,235,802	3,917,670	(128,395)	15,025,077
Hedge fund	85,776	54,691	—	140,467

Total equity securities	11,321,578	3,972,361	(128,395)	15,165,544

Total investments	$22,728,557	$4,017,740	$(218,332)	$26,527,965

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$950,621	$(609)	$950,621	$(609)
Obligations of states and political subdivisions	—	—	1,294,633	(5,080)	1,294,633	(5,080)
Corporate debt securities	465,961	(9,543)	2,360,057	(15,102)	2,826,018	(24,645)

Total fixed maturity investments	465,961	(9,543)	4,605,311	(20,791)	5,071,272	(30,334)

Equity securities	79,896	(2,913)	1,041,790	(68,690)	1,121,686	(71,603)
Hedge fund	—	—	—	—	—	—

Total equity securities	79,896	(2,913)	1,041,790	(68,690)	1,121,686	(71,603)

Total investments	$545,857	$(12,456)	$5,647,101	$(89,481)	$6,192,958	$(101,937)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$507,735	$(1,642)	$507,735	$(1,642)
Obligations of states and political subdivisions	542,968	(402)	420,050	(232)	963,018	(634)
Corporate debt securities	—	—	4,549,756	(87,661)	4,549,756	(87,661)

Total fixed maturity investments	542,968	(402)	5,477,541	(89,535)	6,020,509	(89,937)

Equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)
Hedge fund	—	—	—	—	—	—

Total equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)

Total investments	$662,379	$(7,145)	$7,149,400	$(211,187)	$7,811,779	$(218,332)

As of September 30, 2017 and December 31, 2016, there were 21 and 27 securities in an unrealized loss position with an estimated fair value of $6,192,958 and $7,811,779, respectively. As of September 30, 2017 and December 31, 2016, three and six of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2017 and December 31, 2016, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

At September 30, 2017 and December 31, 2016, the Company had investments in certificates of deposit (“CD”) in the amount of $490,000 comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. The FDIC, an independent agency of the United States government, protects depositors up to an amount of $250,000 per depositor, per insured institution. FDIC insurance is backed by the full faith and credit of the United States government. The stated interest rate of an FDIC insured CD varies greatly among commercial banks and savings associations, depending on the term of the CD and the institution’s need for funding. The liquidity of “marketable” CDs is marginal, even though they are assigned an FDIC number, a CUSIP number and are held in book-entry form through the Depository Trust Company. Depending on market liquidity and conditions, the bid price for an FDIC insured CD would reflect the supply of and the demand for deposits of the particular bank or savings association, as well as prevailing interest rates, the remaining term of the deposit, specific features of the CD, and compensation of the broker arranging the sale of the CD. These time deposits mature in less than one year and are classified as other invested assets on the Company’s consolidated balance sheet.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2017. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2017, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2017 and December 31, 2016, relating to 12 and 16 fixed maturity securities, amounted to $30,334 and $89,937, respectively, and nine and 22 equity securities, amounted to $71,603 and $128,395, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2017, the Company recorded a total other-than-temporary impairment charge of $98,918 and $73,646 on two and one equity security, respectively, as a result of the decline in fair value below cost. No other-than-temporary impairment charges were recorded during the three months ended September 30, 2017. During the nine months ended and three months ended September 30, 2016, the Company recorded a total other-than-temporary impairment charge of $219,417 and $98,301 on four and two equity securities, respectively, as a result of the decline in fair value below cost.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2017 and December 31, 2016 and what level within the fair value hierarchy each valuation technique resides:

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

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to be completed by December 31, 2017.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2016. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2017 and December 31, 2016:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2017
U.S. government agency securities	$1,402,876	$1,402,876	$—	$1,402,876	$—
Obligations of U.S. state and political subdivisions	4,017,909	4,017,909		4,017,909
Corporate debt securities	6,201,882	6,201,882		6,201,882

Total fixed maturity investments	11,622,667	11,622,667

Equity securities (excluding the hedge fund)	16,942,863	16,942,863	16,942,863

Total equity securities (excluding the hedge fund)	16,942,863	16,942,863

Hedge fund measured at net asset value (a)	14,147	14,147

Total investments	$28,579,677	$28,579,677	$16,942,863	$11,622,667	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value (a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

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

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2017
Due in one year or less	$1,971,330	$1,974,410
Due after one year through five years	8,636,153	8,661,201
Due after five years through ten years	449,292	448,686
Due after ten years	539,057	538,370

Total	$11,595,832	$11,622,667

	Amortized Cost	Estimated Fair Value
As of December 31, 2016
Due in one year or less	$1,455,729	$1,457,201
Due after one year through five years	8,081,777	8,089,289
Due after five years through ten years	1,701,987	1,648,731
Due after ten years	167,486	167,200

Total	$11,406,979	$11,362,421

Information on sales and maturities of investments during the nine months ended September 30, 2017 and 2016 are as follows:

	September 30, 2017	September 30, 2016
Total proceeds on sales of available-for-sale securities	$4,144,366	$4,776,870
Proceeds from redemptions of hedge fund investments	75,160	—
Proceeds from redemptions of fixed maturity investments	691,540	1,114,403
Total proceeds from maturities of fixed maturity investments	1,450,000	1,035,000
Gross gains on sales	1,245,755	1,956,107
Gross losses on sales	(18,493)	(15,809)
Impairment losses	(98,918)	(219,417)

Information on sales and maturities of investments during the three months ended September 30, 2017 and 2016 are as follows:

	September 30, 2017	September 30, 2016
Total proceeds on sales of available-for-sale securities	$1,115,439	$2,232,934
Proceeds from redemptions of hedge fund investments	22,692	—
Proceeds from redemptions of fixed maturity investments	80,000	1,114,403
Total proceeds from maturities of fixed maturity investments	500,000	330,000
Gross gains on sales	366,562	1,073,665
Gross losses on sales	(16,144)	(14,597)
Impairment losses	(73,646)	(98,301)

Major categories of net investment income during the nine months ended September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017	September 30, 2016
Interest earned:
Fixed maturity investments	$187,541	$139,274
Short term investments and cash and cash equivalents	14,488	3,056
Dividends earned	213,358	169,351
Investment expenses	(109,385)	(101,743)

Net investment income	$306,002	$209,938

Major categories of net investment income during the three months ended September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017	September 30, 2016
Interest earned:
Fixed maturity investments	$64,440	$47,245
Short term investments and cash and cash equivalents	3,139	1,152
Dividends earned	39,497	50,569
Investment expenses	(37,234)	(35,145)

Net investment income	$69,842	$63,821

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2017 and 2016:

	2017	2016
Liability—beginning of period	$8,941,991	$6,583,474
Incurred related to:
Current year	4,022,703	3,249,245
Prior years	—	—

Total incurred	4,022,703	3,249,245

Paid related to:
Current year	(187,963)	(20,029)
Prior years	(2,198,297)	(669,615)

Total paid	(2,386,260)	(689,644)

Liability—end of period	$10,578,434	$9,143,075

As incurred losses for the nine months ended September 30, 2017 are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2017 and 2016.

	As of and for the Nine Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,667,097	$3,553,826	$11,220,923
Total losses and expenses	7,331,376	3,136,975	10,468,351
Segment income	335,721	416,851	752,572
Identifiable assets	—	269,789	269,789

	As of and for the Nine Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,891,340	$2,957,429	$9,848,769
Total losses and expenses	5,878,504	2,926,548	8,805,052
Segment income	1,012,836	30,881	1,043,717
Identifiable assets	—	230,288	230,288

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2017 and 2016.

	As of and for the Three Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,579,771	$1,164,418	$3,744,189
Total losses and expenses	2,624,427	1,014,702	3,639,129
Segment (loss) income	(44,656)	149,716	105,060
Identifiable assets	—	269,789	269,789

	As of and for the Three Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,869,863	$975,482	$3,845,345
Total losses and expenses	2,115,268	967,180	3,082,448
Segment income	754,595	8,302	762,897
Identifiable assets	—	230,288	230,288

5. STOCK COMPENSATION

AmerInst Professional Services, Limited (“APSL”), a subsidiary of AmerInst, has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the nine months ended September 30, 2017, 1,467 phantom shares were granted, arising from the dividends declared on the Company’s common shares. During the three months ended September 30, 2017, no phantom shares were granted. 86,161 phantom shares were outstanding at September 30, 2017.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2018 for the fourth employee.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2017.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments beginning on March 3, 2018.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $7,667,097 and $3,553,826, respectively, for the nine months ended September 30, 2017 compared to $6,891,340 and $2,957,429, respectively, for the nine months ended September 30, 2016. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2017.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

We recorded net income of $752,572 for the nine months ended September 30, 2017 compared to net income of $1,043,717 for the same period in 2016. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $1,720,881 for the nine months ended September 30, 2016 to $1,128,344 for the nine months ended September 30, 2017 as a result of decreased sales of equity securities in an unrealized gain position during the first nine months of 2017 compared to the same period in 2016 and to the increase in operating and management expenses from $3,720,350 for the nine months ended September 30, 2016 to $4,138,855 for the nine months ended September 30, 2017, as discussed in further detail below. This was partially offset by the increase in commission income from $2,957,272 for the nine months ended September 30, 2016 to $3,551,532 for the nine months ended September 30, 2017 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the nine months ended September 30, 2017 were $6,235,045 compared to $4,960,678 for the nine months ended September 30, 2016, an increase of $1,274,367 or 25.7%. The net premiums earned for the nine months ended September 30, 2017 and 2016 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2017 compared to the same period in 2016 resulted from increased cessions from C&F in 2017, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL which resulted in greater penetration in targeted markets.

During the nine months ended September 30, 2017 and 2016, we recorded commission income under the Agency Agreement of $3,551,532 and $2,957,272, respectively, an increase of $594,260 or 20.1%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2017 due to the continued marketing of the program by APSL which resulted in greater penetration in the targeted markets.

We recorded net investment income of $306,002 for the nine months ended September 30, 2017 compared to $209,938 for the nine months ended September 30, 2016. The increase in net investment income was due to the increase in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during the nine months of 2017 compared to the same period in 2016 and to the increase in interest income, which was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the nine months of 2017 compared to the same period in 2016. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the nine months ended September 30, 2017, compared to the 1.0% yield earned for the nine months ended September 30, 2017.

Sales of securities during the nine months ended September 30, 2017 resulted in realized gains on investments net of impairment of $1,128,344 compared to $1,720,881 for the nine months ended September 30, 2016, a decrease of $592,537. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position during the first nine months of 2017 compared to the same period in 2016.

For the nine months ended September 30, 2017, we recorded loss and loss adjustment expenses of $4,022,703 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $6,235,045. For the nine months ended September 30, 2016, we recorded loss and loss adjustment expenses of $3,249,245 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $4,960,678. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first nine months of 2017 compared to the corresponding period in 2016, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in policy year 2013.

We recorded policy acquisition costs of $2,306,793 for the nine months ended September 30, 2017 compared to $1,835,457 for the same period in 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2017 and 2016 were 37% of the net premiums earned under the Reinsurance Agreement of $6,235,045 and $4,960,678, respectively.

We expensed operating and management expenses of $4,138,855 for the nine months ended September 30, 2017 compared to $3,720,350 for the same period in 2016, an increase of $418,505 or 11.2%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,667,097	$3,553,826	$11,220,923
Total losses and expenses	7,331,376	3,136,975	10,468,351
Segment income	335,721	416,851	752,572
Identifiable assets	—	269,789	269,789

	As of and for the Nine Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$6,891,340	$2,957,429	$9,848,769
Total losses and expenses	5,878,504	2,926,548	8,805,052
Segment income	1,012,836	30,881	1,043,717
Identifiable assets	—	230,288	230,288

Three months ended September 30, 2017 compared to three months ended September 30, 2016

We recorded net income of $105,060 during third quarter of 2017 compared to net income of $762,897 for the same period in 2016. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $960,767 in the third quarter of 2016 to $276,772 in the third quarter of 2017 as a result of decreased sales of equity securities in an unrealized gain position during the third quarter of 2017 compared to the same period in 2016 and to the increase in operating and management expenses from $1,192,097 in the third quarter of 2016 to $1,370,383 in the third quarter of 2017, as discussed in further detail below. This was partially offset by the increase in commission income from $976,514 in the third quarter of 2016 to $1,163,669 in the third quarter of 2017 as a result of a higher volume of premiums written under the Agency Agreement

Our net premiums earned for the third quarter of 2017 were $2,233,906 compared to $1,844,243 for the third quarter of 2016, an increase of $389,663 or 21.1%. The net premiums earned during the quarters ended September 30, 2017 and 2016 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions during the third quarter of 2017 compared to the third quarter of 2016 arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by APSL, which resulted in greater penetration in targeted markets.

For the quarters ended September 30, 2017 and 2016, we recorded commission income under the Agency Agreement of $1,163,669 and $976,514, respectively, an increase of $187,155 or 19.2%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2017.

We recorded net investment income of $69,842 for the quarter ended September 30, 2017 compared to $63,821 for the quarter ended September 30, 2016. The increase in net investment income was due to a larger base of fixed income securities and equity securities held in the Company’s investment portfolio during the third quarter of 2017 compared to the same period in 2016. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .8% for the quarter ended September 30, 2017, compared to the .9% yield earned for the quarter ended September 30, 2016.

Sales of securities for the quarter ended September 30, 2017 resulted in realized gains on investments net of impairment of $276,772 compared to $960,767 during the quarter ended September 30, 2016, a decrease of $683,995 or 71.2%. The decrease in realized gains primarily related to decreased sales of equity securities in an unrealized gain position compared to 2016.

For the quarter ended September 30, 2017, we recorded loss and loss adjustment expenses of $1,441,968 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,233,906. For the quarter ended September 30, 2016, we recorded loss and loss adjustment expenses of $1,207,979 derived by multiplying our estimated loss ratio of 65.5% and the net premiums earned under the Reinsurance Agreement of $1,844,243. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the third quarter of 2017 compared to the corresponding period in 2016, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in policy year 2013.

We recorded policy acquisition costs of $826,778 in the third quarter of 2017 compared to $682,372 for the same period in 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2017 and 2016 were 37% of the net premiums earned under the Reinsurance Agreement of $2,233,906 and $1,844,243, respectively.

We incurred operating and management expenses of $1,370,383 in the third quarter 2017 compared to $1,192,097 for the same period in 2016, an increase of $178,286 or 15%. The increase was primarily attributable to increased sub commission costs in relation to sub produced business associated with the Agency Agreement.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,579,771	$1,164,418	$3,744,189
Total losses and expenses	2,624,427	1,014,702	3,639,129
Segment (loss) income	(44,656)	149,716	105,060
Identifiable assets	—	269,789	269,789

	As of and for the Three Months Ended September 30, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,869,863	$975,482	$3,845,345
Total losses and expenses	2,115,268	967,180	3,082,448
Segment income	754,595	8,302	762,897
Identifiable assets	—	230,288	230,288

FINANCIAL CONDITION

As of September 30, 2017, our total investments were $28,579,677, an increase of $2,051,712 or 7.7%, from $26,527,965 at December 31, 2016. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities with both net premiums received under the Reinsurance Agreement and positive cash inflows derived from net investment income. The cash and cash equivalents balance increased from $4,631,709 at December 31, 2016 to $5,249,801 at September 30, 2017, an increase of $618,092 or 13.3%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $23,392 at December 31, 2016 to $120,414 at September 30, 2017, an increase of $97,022 or 414.8%. The increase is due to the timing of sales and maturities of investments held as restricted cash at September 30, 2017 that have been reinvested. Other invested assets remained unchanged at $490,000 as of September 30, 2017 and December 31, 2016. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2017 was 1.72:1, compared to a ratio of 1.76:1 at December 31, 2016.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of September 30, 2017, the balance was $1,471,134 compared to $1,285,126 as of December 31, 2016. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2017.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of September 30, 2017, the balance was $1,049,665 compared to $1,254,687 as of December 31, 2016. This balance fluctuates due to the timing of losses being reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,384,915 at December 31, 2016 to $1,730,956 at September 30, 2017. The increase in deferred policy acquisition costs in 2017 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,539,444 at September 30, 2017 compared to $1,398,739 as of December 31, 2016. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. The increase in the balance was partially attributable to the annual director fee payments to the Company’s directors made in June 2017 relating to the period from June 1, 2017 to May 31, 2018.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $4,035,617 at December 31, 2016 to $3,762,664 at September 30, 2017, a decrease of $272,953 or 6.8%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $31,673,066 at December 31, 2016 to $34,439,892 at September 30, 2017, an increase of $2,766,826 or 8.7%. The net increase resulted primarily from positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $1,731,307, partially offset by dividends of $303,919 paid during the first nine months of 2017.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2017, no such transactions occurred. Through September 30, 2017, Investco had repurchased 191,896 common shares from shareholders who had died or retired for a total purchase price of $5,435,936. From time to time, Investco has also purchased shares in privately negotiated transactions. Through September 30, 2017, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2017, no such transactions occurred.

Cash Dividends

We paid dividends of $0.50 per share during the second quarter of 2017, which amounted to aggregate total ordinary cash dividends of $323,323. The aggregate dividends paid in 2017 have been reduced by $19,404, which represents a write-back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $21.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $30.00 per share as of September 30, 2017. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

On July 1, 2017, the Company transferred an aggregate of 2,548 shares of its common stock out of shares held by Investco, the Company’s wholly owned subsidiary, to the Company’s directors as part of the directors’ fees payable in respect of the directors’ board service from the 2017 Annual General Meeting until the 2018 Annual General Meeting. These shares were transferred in reliance upon one or more exemptions from the registration requirements under the Securities Act of 1933, as amended, including Rule 506 and Section 4(a)(2) thereunder.

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

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017

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

Dated: November 14, 2017	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)