Form 10-K
period 2017-12-31
AMERINST INSURANCE GROUP LTD
filed 2018-03-29
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check is a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of The Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2018, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $18,927,566 based on book value as of June 30, 2017.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 5, 2018	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2017

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the legislative and administrative impact of the current United States presidency administration on our business;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $10,752,287 and $4,782,921 for the year ended December 31, 2017 compared to $9,954,786 and $4,047,310 for the year ended December 31, 2016, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, APSL entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2017.

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

Third-party Managers and Service Providers

Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2018 and ending December 31, 2018. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited.

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

Licensing and Regulation

AmerInst, through its wholly owned subsidiary, AMIC Ltd., is subject to regulation as an insurance company under the laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

APSL, a subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms has regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such:

•	is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) 25% of the enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. In 2016, the BMA implemented an Economic Balance Sheet (“EBS”) framework which was used as the basis to determine the ECR. AMIC Ltd.’s required and available statutory capital and surplus as at December 31, 2017 are based on this EBS framework.

•	is required to annually file with the BMA a statutory financial return together with a copy of its statutory financial statements which includes a report of the independent auditor concerning its statutory financial statements, the capital and solvency return, a statutory declaration of compliance, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and audited annual financial statements or audited condensed financial statements prepared in accordance with U.S. GAAP or IFRS, all within four months following the end of the relevant financial year.

•	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year).

•	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements.

•

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

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to an inspector, the BMA may direct an insurer to produce documents or information in relation to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or if the insurer is in violation of the Insurance Act or the regulations thereunder or of any condition imposed on its registration as an insurer, the BMA may impose limitations on the insurer’s ability to conduct its business, including limiting new insurance business; prohibiting modifications to any insurance contract if the effect would be to increase the insurer’s liabilities; restricting the insurer’s to acquire or sell certain investments; restricting the insurer’s ability to maintain in, or transfer to and to keep in the custody of, a specified bank, certain assets; restricting the declaration or payment of any dividends or other distributions or to restrict the making of such payments; or imposing limitations on the insurer’s premiums.

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our Principal Representative in Bermuda is Citadel Management Bermuda Limited and our principal office is c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda. An insurer may only terminate the appointment of its Principal Representative with a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ advance notice in writing of its intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming the Principal Representative’s knowledge, or having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to the Principal Representative within 14 days. Examples of such an “event” include, but are not limited to, failure by the insurer to substantially comply with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

Except for business related to APSL, our business is conducted from our principal office in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for the meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for the APSL office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2017, approximately $36.4 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21.2 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2017 and 2016 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2017	$1,716,466	$38,074,028	$28,021,627	$28,021,627
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254

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

Employees

At December 31, 2017, APSL had 26 employees, 22 full-time salaried employees and four employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last two years, and loss reserve development as of the end of each of the last 10 years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, and Note 7 to our Consolidated Financial Statements.

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

We have incurred net losses before net realized gains in investments in 2017 and 2016 and may incur further net losses before net realized gains in investments if we are unable to generate significant net income under our existing agency and reinsurance agreements.

We incurred net losses before net realized gains on investments of $.8 million and $1.1 million for the years ended December 31, 2017 and December 31, 2016, respectively, due mainly to the costs incurred in the development of and implementation of our business plan.

On September 25, 2009, APSL entered into the Agency Agreement with C&F pursuant to which C&F appointed APSL as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also on September 25, 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd.

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

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our revenue is derived from (i) commissions earned by APSL, our Delaware subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of insurance companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, inquiries or challenges to our insurance and reinsurance activities could be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

We believe that our non-U.S. companies have operated and will continue to operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than U.S. federal excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might contend that one or more of our non-U.S. companies is engaged in a U.S. trade or business. If AMIC Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to (i) U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business, and (ii) a U.S. federal branch profits tax on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of such company’s investment income may be subject to U.S. federal income and branch profits taxes.

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

The professional liability insurance industry is volatile and often sees fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The combination of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. As a reinsurer, we are directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we are directly dependent on the underwriting results of our cedants. Consequently, our revenue could be adversely affected by factors beyond our control, including those mentioned above and other factors.

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

Our investment return may not be sufficient to offset underwriting losses, which could negatively impact our net income.

Our investment income is subject to variation due to fluctuations of market interest rates on our fixed-income portfolio, and fluctuations of stock prices in our equity portfolio. If such investment income is not sufficient to offset potential underwriting losses or our capital and reserves are not sufficient to absorb adverse underwriting or investment results, our profitability would be adversely affected.

Our inability to retain senior executives and other key personnel could adversely affect our business.

The success of our business plan is dependent upon our ability to retain APSL senior executives and other qualified APSL employees. In 2009, APSL entered into an employment agreement with Mr. Kyle Nieman, President and CEO of APSL. Mr. Nieman has more than 35 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and APSL’s key employees did not renew their relationships with APSL, or would do so only upon terms that were not acceptable to APSL, our business could be harmed.

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

There is currently no market for our common shares and it is unlikely that a market will develop. Our common shares are not listed on any stock exchange or automated quotation system. Under our Bye-Laws, our

Board of Directors has the authority to prohibit all transfers of our shares. As a result, you may be required to hold your shares for an indefinite period of time and will potentially bear the economic risk of holding such shares indefinitely.

Reinsurance may not be available to us, which could increase our risk of incurring losses.

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

Adverse changes in the current market conditions or stability of the global credit markets would likely present additional risks and uncertainties for our business. Depending on future market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

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

Our success depends on our ability to accurately assess the risks associated with the businesses that we insure or reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses we expect to incur with respect to the policies we write and reinsure. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process and it is therefore possible that our reserves at any given time could prove to be inadequate.

In establishing our loss reserve, we estimate our net losses based on historical and actuarial analyses of claims information. Actual losses may vary from those estimated and will be adjusted in the period in which further information becomes available. To the extent we determine that actual losses or loss adjustment expenses exceed our expectations and the reserves reflected in our financial statements, we will be required to increase our reserves, through an increase in our provision for unpaid loss and loss adjustment expense, to reflect our changed expectations. Material additions to our reserves through this provision would adversely impact our net income and capital in future periods while having the effect of overstating our current period earnings.

Legislative and regulatory requirements could have a material adverse effect on our business.

We and our subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including in the United States. In the past, there have been Congressional and other initiatives in the United States proposing to increase supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations and the cost of complying with any such new legal requirements could have a material adverse effect on our business.

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

Any non-compliance with these and other requirements imposed under applicable law could result in penalties or enforcement actions being taken against AMIC Ltd., which could have a material adverse effect on our business.

As a shareholder of a Bermuda company, you may have greater difficulties in protecting your interests than as a shareholder of a U.S. corporation.

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

Investco, our subsidiary, currently owns approximately 35.26% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco are deemed issued and outstanding and can be voted by Investco at the direction of Investco’s board of directors, which may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

APSL leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2017, are as follows:

2018	$103,918
2019	106,872
2020	109,828

$320,618

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Currently, there is no public market for our common stock, but we have historically caused Investco to purchase shares from our shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has historically been set to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit Investco’s repurchase of our common stock to $500,000 per calendar year. In addition, Investco is only authorized to repurchase shares, without Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. Except as approved by the Board, negotiated purchases that do not satisfy these criteria have been discontinued for the foreseeable future.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2017, Investco had purchased an aggregate of 201,069 common shares from shareholders who had died or retired for a total aggregate purchase price of $5,687,643. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2017	—	—	—	N/A
November 2017	—	—	—	N/A
December 2017	9,173	$27.44	9,173	N/A
Total	9,173	$27.44	9,173	N/A

(1)	It is our policy to limit Investco’s repurchase of our common stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2017, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2017.

During 2017, the directors of AmerInst were granted 2,548 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments beginning on March 3, 2018.

As of December 31, 2017, there were 1,660 holders of record of our common shares. During 2017, we paid total ordinary cash dividends of $323,323, which represented a single annual dividend of $0.50 per share. During 2016, we paid total ordinary cash dividends of $325,479, which represented two semi- annual dividends of $0.25 per share. During 2017, the dividend amount paid was reduced by $19,404, which represented a write back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. During 2016, the dividend amount paid was reduced by $19,720, which represented a write back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to provide insurance protection for professional service firms and engage in investment activities. Through APSL, we act as an agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. We conduct our reinsurance business through AMIC Ltd., our wholly owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

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

Our reinsurance segment had revenues of $10,752,287 for the year ended December 31, 2017 and $9,954,786 for the year ended December 31, 2016. Total losses and expenses for this segment were $10,284,179 for the year ended December 31, 2017 and $8,491,488 for the year ended December 31, 2016. This resulted in segment income of $468,108 and $1,463,298 for the years ended December 31, 2017 and 2016, respectively.

Our insurance segment had revenues of $4,782,921 for the year ended December 31, 2017 and $4,047,310 for the year ended December 31, 2016. Operating and management expenses were $4,514,036 for the year ended December 31, 2017 and $4,039,285 for the year ended December 31, 2016. This resulted in segment income of $268,885 and $8,025 for the years ended December 31, 2017 and 2016, respectively.

Our results of operations for the years ended December 31, 2017 and December 31, 2016 are discussed in greater detail below.

We operate our business with no material long-term debt, no capital lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. Our access to operating cash flows is primarily through the payment of dividends from our subsidiaries.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2017. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2017, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $9.1 million, the high estimate was $11.5 million, and the central estimate was $10.1 million. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, we selected reserves of $11,228,507 as of December 31, 2017, which is marginally greater than the midpoint between the central estimate and high estimate of our independent actuary.

Other than Temporary Impairment of Investments

Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include our intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

Results of Operations

We recorded net income of $736,993 in 2017 compared to net income of $1,471,323 in 2016. The decrease in net income was mainly attributable to the decrease in realized gains on investments net of impairment from $2,555,767 for the year ended December 31, 2016 to $1,555,178 for the year ended December 31, 2017 as a result of decreased sales of equity securities in an unrealized gain position during 2017 compared to 2016 and to the increase in operating and management expenses from $5,211,450 in 2016 to $5,864,424 in 2017, as discussed in further detail below. This was partially offset by the increase in commission income from $4,044,726 in 2016 to $4,779,796 in 2017 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned were $8,800,758 for the year ended December 31, 2017 compared to $7,124,066 for the year ended December 31, 2016, an increase of $1,676,692 or 23.5%. The net premiums earned during 2017 and 2016 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2017, arising from a higher volume of underwriting activity under the Agency Agreement. The higher volume of underwriting activity was due to (i) the continued marketing of the program by APSL resulted in increased penetration in targeted markets and (ii) the acquisition of the renewal rights to a book of professional liability business in July 2017.

For the years ended December 31, 2017 and 2016, we recorded commission income under the Agency Agreement of $4,779,796 and $4,044,726, respectively, an increase of $735,070 or 18.2%. This increase resulted from the higher volume of premiums written under the Agency Agreement in 2017, as referred to above.

We recorded net investment income of $399,476 for the year ended December 31, 2017 compared to $277,537 for the year ended December 31, 2016, an increase of $121,939 or 43.9%. The increase in net investment income was due to the increase in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during 2017 compared to 2016 and to the increase in interest income, which was attributable to higher yielding fixed income securities held in our investment portfolio during 2017 compared to 2016 and to a larger base of fixed income securities held in our investment portfolio during 2017 compared to 2016. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% in 2017, a marginal increase from the 1.0% yield earned in 2016.

Sales of securities during the year ended December 31, 2017 resulted in realized gains on investments, net of impairment, of $1,555,178 compared to $2,555,767 during the year ended December 31, 2016, a decrease of $1,000,589 or 39.2%. The decrease in realized gains primarily related to the decreased sales of equity securities in an unrealized gain position in 2017 compared to 2016.

Unrealized gain on investments was $3,799,408 at December 31, 2016 compared to $5,029,160 at December 31, 2017. We consider our entire investment portfolio to be available for sale and accordingly all investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. The increase in unrealized gain on investments was due primarily to an improvement in the market value of our equity portfolio. Declines in the fair value of investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a security below its cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2017 and 2016 is as follows:

	2017	2016
U.S. government agency securities	15%	5%
Obligations of state and political subdivisions	13	16
Corporate debt securities	20	22
Equity securities (including the hedge fund)	52	57

	100%	100%

Our losses and loss adjustment expenses increased by 21.2% to $5,677,589 in 2017 from $4,683,409 in 2016. The increase in the 2017 amount was mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F, as discussed above. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 64.5% in 2017 and 65.7% in 2016. The decrease in this loss ratio was primarily due to favorable settlements on claims in accident years 2013 and 2015, partially offset by higher than expected large loss emergence in accident year 2016.

We recorded policy acquisition costs of $3,256,202 for the year ended December 31, 2017 compared to policy acquisition costs of $2,635,914 for the year ended December 31, 2016. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written; therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2017 and 2016 were 37% of the premiums earned under the Reinsurance Agreement of $8,800,758 and $7,124,066, respectively.

We incurred operating and management expenses of $5,864,424 for the year ended December 31, 2017 compared to $5,211,450 for the year ended December 31, 2016, an increase of $652,974 or 12.5%. The increase was primarily attributable to increased salaries and related costs associated with APSL’s hiring of additional personnel during 2017 and to increased net commissions paid to outside brokers in association with the Agency Agreement during 2017 compared to 2016.

Fair Value of Investments

The following tables show the fair value of our investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2017 and 2016.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value (a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value (a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016.

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

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to be completed in 2018.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2017 and what level within the fair value hierarchy each valuation technique resides:

•	U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2 in the fair value hierarchy. We consider that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Obligations of U.S. state and political subdivisions: Comprised of fixed income obligations of U.S. state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. We consider that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities are classified as Level 1 in the fair value hierarchy. We receive prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

•	Hedge fund: Comprised of a hedge fund whose objective was to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager.

As stated above, in May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to be completed in 2018.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2016. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

As of December 31, 2017, our total investments were $30,015,324, an increase of $3,487,359 or 13.1%, from $26,527,965 at December 31, 2016. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities and fixed income securities with net premiums received under the Reinsurance Agreement. The cash and cash equivalents balance increased from $4,631,709 at December 31, 2016 to $5,008,138 at December 31, 2017, an increase of $376,429 or 8.1%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $23,392 at December 31, 2016 to $710,818 at December 31, 2017, an increase of $687,426 or 2,938.7%. This increase was due to the timing of sales and maturities of investments held as restricted cash at December 31, 2017 that have been reinvested. Other invested assets decreased from $490,000 at December 31, 2016 to $0 at December 31, 2017. This decrease was due to the maturity of the remaining other invested assets during 2017. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2017 was 1.62:1, compared to a ratio of 1.76:1 at December 31, 2016. The decrease in the ratio was attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $31,673,066 at December 31, 2016 to $35,734,280 at December 31, 2017, an increase of $4,061,214 or 12.8%. The net increase resulted primarily from positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $2,088,388. These increases were partially offset by (i) net cash outflows to fund our operations and (ii) dividends of $303,919 paid during the year.

Other than Temporary Impairment

We assess whether declines in the fair value of our fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and (1) determining if we intend to sell the fixed maturity investment or if it is more likely than not we will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessing whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

We did not intend to sell any fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2017. In assessing whether it is more likely than not that we will be required to sell a fixed maturity investment before its anticipated recovery, we consider various factors including our future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2017, we did not recognize any other-than-temporary impairments due to sales.

In evaluating credit losses, we consider a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments.

If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of

Operations. Gross unrealized losses on the investment portfolio as of December 31, 2017 and December 31, 2016, relating to 23 and 16 fixed maturity securities, amounted to $83,170 and $89,937, respectively, and six and 11 equity securities, amounted to $8,749 and $128,395, respectively. We have the ability and intent to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. As a result of the decline in fair value below cost, the Company recorded a total other-than-temporary impairment charge of $305,583 and $219,417 on four and nine equity securities during the years ended December 31, 2017 and 2016, respectively.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2017, the balance was $2,375,629 compared to $1,285,126 as of December 31, 2016. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 207.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2017, the balance was $1,883,879 compared to $1,254,687 as of December 31, 2016. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,384,915 at December 31, 2016 to $1,622,676 at December 31, 2017. The increase in deferred policy acquisition costs in 2017 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,682,301 at December 31, 2017, an increase of 20.3% from December 31, 2016. The balance primarily related to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to APSL under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by APSL.

Accrued expenses and other liabilities primarily represent premiums payable by APSL to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $4,035,617 at December 31, 2016 to $4,610,781 at December 31, 2017, an increase of $575,164 or 14.3%. The increase in the balance was attributable to an increase in premiums payable by APSL to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

We paid an annual dividend of $0.50 per share during 2017 and paid two semi-annual dividends of $0.25 per share during 2016. During 2017, the total dividend amount was reduced by $19,404 which represents a write back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. During 2016, the total dividend amount was reduced by $19,720 which represents a write back of uncashed dividends issued prior to 2011 to shareholders that we have been unable to locate. Since we began paying consecutive dividends in 1995, our original shareholders have received approximately $21.87 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 8.73% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $30.58 per share as of December 31, 2017.

Total dividends paid were $303,919 and $305,759 in 2017 and 2016, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2017, approximately $36.4 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21.2 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2017 and 2016 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2017	$1,716,466	$38,074,028	$28,021,627	$28,021,627
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

The BMA has authorized Investco to purchase the Company’s common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2018, Investco had purchased 201,069 common shares from shareholders who had died or retired for a total purchase price of $5,678,643. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

Losses and Loss Adjustment Expenses

The consolidated financial statements include our estimated liability for unpaid losses and loss adjustment expenses (“LAE”) for our insurance operations. LAE is determined utilizing both case-basis evaluations and actuarial projections, which together represent an estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in future claim development. The estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as appropriate, and reflected in current financial reports. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. Future average claim development is projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary.

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2017. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate only to accountants’ and attorneys’ professional liability from CAMICO and C&F programs, and were calculated under the methodologies described below. During 2017, losses emerged at levels consistent with expectations in total for both CAMICO and C&F business.

CAMICO was a new program for us in 2005. The program provided professional liability coverage to accountants. To calculate the policy year ultimate losses and allocated loss adjustment expenses for CAMICO the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual CAMICO experience as of December 31, 2017. In the calculations, the actuary used CAMICO and industry benchmark paid and incurred loss and allocated loss adjustment expense development information. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of CAMICO experience as of December 31, 2016. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the CAMICO actuarial analysis to reasonable alternative assumptions.

C&F was a new program for us in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of December 31, 2017, separately for accountants and lawyers experience. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on the Company’s unpaid claim liability review of C&F experience as of December 31, 2016. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte Ltd.

Hamilton, Bermuda

March 29, 2018

We have served as the Company’s auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(expressed in U.S. dollars)

	2017	2016
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $14,574,417 and $11,406,979)	$14,510,627	$11,362,421
Equity securities, at fair value (cost $10,411,747 and $11,321,578)	15,504,697	15,165,544

TOTAL INVESTMENTS	30,015,324	26,527,965
Cash and cash equivalents	5,008,138	4,631,709
Restricted cash and cash equivalents	710,818	23,392
Other invested assets (Note 5)	—	490,000
Assumed reinsurance premiums receivable	2,375,629	1,285,126
Accrued investment income	83,345	76,975
Property and equipment (Note 6)	316,066	226,988
Deferred policy acquisition costs	1,622,676	1,384,915
Prepaid expenses and other assets	1,682,301	1,398,739

TOTAL ASSETS	$41,814,297	$36,045,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 7)	$11,228,507	$8,941,991
Unearned premiums	4,385,354	3,743,006
Assumed reinsurance payable	1,883,879	1,254,687
Accrued expenses and other liabilities	4,610,781	4,035,617

TOTAL LIABILITIES	$22,108,521	$17,975,301

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2017 and 2016: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,323,450	6,287,293
Retained earnings	15,812,419	15,379,345
Accumulated other comprehensive income	5,029,160	3,799,408
Shares held by Subsidiary (350,930 and 348,605 shares) at cost	(8,454,506)	(8,390,791)

TOTAL SHAREHOLDERS’ EQUITY	19,705,776	18,070,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,814,297	$36,045,809

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2017 and 2016

(expressed in U.S. dollars)

	2017	2016
REVENUES
Net premiums earned (Note 9)	$8,800,758		$7,124,066
Commission income	4,779,796		4,044,726
Net investment income (Note 4)	399,476		277,537
Net realized gain on investments (Note 4)	1,555,178		2,555,767

TOTAL REVENUES	15,535,208		14,002,096

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 7)	5,677,589		4,683,409
Policy acquisition costs	3,256,202		2,635,914
Operating and management expenses (Note 10)	5,864,424		5,211,450

TOTAL LOSSES AND EXPENSES	14,798,215		12,530,773

INCOME BEFORE TAX	736,993		1,471,323

Income tax expense (Note 11)	—		—

NET INCOME AFTER TAX	$736,993		$1,471,323

NET INCOME PER SHARE
Basic	$1.14		$2.26
Diluted	$1.14	$	N/A

Weighted average number of common shares outstanding for the year
Basic	647,341		650,203
Diluted	648,865		N/A

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31, 2017 and 2016

(expressed in U.S. dollars)

	2017	2016
NET INCOME AFTER TAX	$736,993	$1,471,323

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains arising during the period	2,784,930	2,017,665
Reclassification adjustment for (gains) included in net income	(1,555,178)	(2,555,767)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,229,752	(538,102)

COMPREHENSIVE INCOME	$1,966,745	$933,221

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2017 and 2016

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2016	$995,253	$6,287,293	$14,213,781	$4,337,510	$(8,312,215)	$17,521,622
Net income	—	—	1,471,323	—	—	1,471,323
Other comprehensive loss
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(538,102)	—	(538,102)
Purchase of shares by subsidiary, net	—	—	—	—	(78,576)	(78,576)
Dividends ($0.50 per share)	—	—	(305,759)	—	—	(305,759)

BALANCE AT DECEMBER 31, 2016	$995,253	$6,287,293	$15,379,345	$3,799,408	$(8,390,791)	$18,070,508

Net income	—	—	736,993	—	—	736,993
Issuance of stock option awards	—	36,157	—	—	—	36,157
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,229,752	—	1,229,752
Purchase of shares by subsidiary, net	—	—	—	—	(63,715)	(63,715)
Dividends ($0.50 per share)	—	—	(303,919)	—	—	(303,919)

BALANCE AT DECEMBER 31, 2017	$995,253	$6,323,450	$15,812,419	$5,029,160	$(8,454,506)	$19,705,776

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2017 and 2016

(expressed in U.S. dollars)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$736,993	$1,471,323
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	68,506	64,209
Issuance of stock option awards	36,157	—
Depreciation and amortization on property and equipment	66,549	74,465
Net realized gains on sale of investments	(1,555,178)	(2,555,767)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(1,090,503)	(253,134)
Accrued investment income	(6,370)	(17,633)
Deferred policy acquisition costs	(237,761)	(318,126)
Prepaid expenses and other assets	(283,562)	(356,490)
Liability for losses and loss adjustment expenses	2,286,516	2,358,517
Unearned premiums	642,348	859,803
Assumed reinsurance payable	629,192	985,632
Accrued expenses and other liabilities	575,164	905,711

Net cash provided by operating activities	1,868,051	3,218,510

CASH FLOWS FROM INVESTING ACTIVITIES
Movement in restricted cash and cash equivalents	(687,426)	584,978
Purchases of property and equipment	(155,627)	(170,713)
Purchases of available-for-sale securities	(11,927,360)	(12,204,749)
Proceeds from sales of available-for-sale securities	6,462,738	6,832,764
Proceeds from redemptions of hedge fund investments	127,329	1,471,507
Proceeds from redemptions of fixed maturity investments	3,116,358	40,000
Proceeds from maturities of fixed maturity investments	1,940,000	2,170,000

Net cash used in investing activities	(1,123,988)	(1,276,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(303,919)	(305,759)
Purchase of shares by subsidiary, net	(63,715)	(78,576)

Net cash used in financing activities	(367,634)	(384,335)

NET CHANGE IN CASH AND CASH EQUIVALENTS	376,429	1,557,962
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,631,709	3,073,747

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,008,138	$4,631,709

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst”, “Company”, “we”, “our” or “us.”) was formed under the laws of Bermuda in 1998. The Company, through its wholly owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provided accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008.

The reinsurance activity of AMIC Ltd. depends upon agreements entered into with outside parties.

Entry into Agency Agreement

On September 25, 2009, AmerInst Professional Services, Limited, an indirect wholly-owned subsidiary (“APSL”), entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed APSL as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2017.

In January 2017, APSL acquired the renewal rights to a book of lawyers’ professional liability business, at a cost of $468,821. APSL procured a loan in the amount of $385,000 to assist in the completion of this purchase. In accordance with the related loan agreement, this loan is 100% secured by assets held by APSL. At December 31, 2017, the outstanding amount of this loan was $327,250.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede and AMIC Ltd. agreed to accept as reinsurance a 50% quota share of C&F’s liability under insurance written by APSL on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of Reinsurance Agreement is continuous and may be terminated by either party for any reason on or not less than 120 days’ prior written notice to the other party.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the impact of the Company’s stock option plan.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

New Accounting Standards Adopted in 2017

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU was effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017 with retrospective adoption required for the comparative periods. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after January 1, 2018, including interim periods. Early application is permitted. The Company has assessed that the adoption of ASU 2016-01 will have no impact on future financial statements and disclosures.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments” which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, will not impact the Company’s results of operations, financial condition and liquidity.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” in response to a financial reporting issue that arose as a consequence of the U.S. federal government tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (“U.S. Tax Reform”) which was enacted on December 22, 2017.

U.S. GAAP currently requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) do not reflect the appropriate tax rate.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from U.S. Tax Reform and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of U.S. Tax Reform, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2017 and 2016, AMIC Ltd. provided CAMICO with a letter of credit issued by Comerica Bank with supporting investments with a carrying value of $105,807 and $103,623, respectively. Also, at December 31, 2017 and 2016, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $15,205,708 and $11,330,173, respectively.

In January 2017, APSL acquired the renewal rights to a book of lawyers’ professional liability business, at a cost of $468,821. APSL procured a loan in the amount of $385,000 to assist in the completion of this purchase. In accordance with the related loan agreement, this loan is 100% secured by assets held by APSL. At December 31, 2017, the outstanding amount of this loan was $327,250.

Included in Cash and Cash Equivalents at December 31, 2017 and 2016 is $3,051,369 and $2,691,082 held by APSL in a fiduciary capacity, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2017 and 2016 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$4,394,864	$948	$(15,312)	$4,380,500
Obligations of U.S. states and political subdivisions	3,984,633	18,065	(9,565)	3,993,133
Corporate debt securities	6,194,920	367	(58,293)	6,136,994

Total fixed maturity investments	14,574,417	19,380	(83,170)	14,510,627

Equity securities	10,403,952	5,098,001	(8,749)	15,493,204
Hedge fund	7,795	3,698	—	11,493

Total equity securities	10,411,747	5,101,699	(8,749)	15,504,697

Total investments	$24,986,164	$5,121,079	$(91,919)	$30,015,324

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$1,462,040	$6,408	$(1,642)	$1,466,806
Obligations of U.S. states and political subdivisions	4,098,069	37,309	(634)	4,134,744
Corporate debt securities	5,846,870	1,662	(87,661)	5,760,871

Total fixed maturity investments	11,406,979	45,379	(89,937)	11,362,421

Equity securities	11,235,802	3,917,670	(128,395)	15,025,077
Hedge fund	85,776	54,691	—	140,467

Total equity securities	11,321,578	3,972,361	(128,395)	15,165,544

Total investments	$22,728,557	$4,017,740	$(218,332)	$26,527,965

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$3,424,024	$(15,312)	$3,424,024	$(15,312)
Obligations of states and political subdivisions	—	—	1,286,103	(9,565)	1,286,103	(9,565)
Corporate debt securities	2,794,836	(51,149)	1,974,024	(7,144)	4,768,860	(58,293)

Total fixed maturity investments	2,794,836	(51,149)	6,684,151	(32,021)	9,478,987	(83,170)

Equity securities	—	—	207,701	(8,749)	207,701	(8,749)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	207,701	(8,749)	207,701	(8,749)

Total investments	$2,794,836	$(51,149)	$6,891,852	$(40,770)	$9,686,688	$(91,919)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016
Fixed maturity investments:
U.S. government agency securities	$—	$—	$507,735	$(1,642)	$507,735	$(1,642)
Obligations of states and political subdivisions	542,968	(402)	420,050	(232)	963,018	(634)
Corporate debt securities	—	—	4,549,756	(87,661)	4,549,756	(87,661)

Total fixed maturity investments	542,968	(402)	5,477,541	(89,535)	6,020,509	(89,937)

Equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)
Hedge fund	—	—	—	—	—	—

Total equity securities	119,411	(6,743)	1,671,859	(121,652)	1,791,270	(128,395)

Total investments	$662,379	$(7,145)	$7,149,400	$(211,187)	$7,811,779	$(218,332)

As of December 31, 2017, there were 29 securities (2016: 27 securities) in an unrealized loss position with an estimated fair value of $9,686,688 (2016: $7,811,779). Of these securities, seven (2016: 6) had been in an unrealized loss position for 12 months or greater. As of December 31, 2017, none of these securities were considered to be other than temporarily impaired. The Company has the intent to hold these securities and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2017 and 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2017
Due in one year or less	$1,970,793	$1,971,237
Due after one year through five years	10,852,417	10,805,684
Due after five years through ten years	1,215,724	1,200,086
Due after ten years	535,483	533,620

Total	$14,574,417	$14,510,627

	Amortized Cost	Estimated Fair Value
December 31, 2016
Due in one year or less	$1,455,729	$1,457,201
Due after one year through five years	8,081,777	8,089,289
Due after five years through ten years	1,701,987	1,648,731
Due after ten years	167,486	167,200

Total	$11,406,979	$11,362,421

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on sales and maturities of investments during the twelve months ended December 31, 2017 and 2016 are as follows:

	2017	2016
Total proceeds on sales of available-for-sale securities	$6,462,738	$6,832,764
Total proceeds from redemptions of hedge fund investments	127,329	1,471,507
Total proceeds from redemptions of fixed maturity investments	3,116,358	40,000
Total proceeds from maturities of fixed maturity investments	1,940,000	2,170,000
Gross gains on sales	1,919,350	2,849,692
Gross losses on sales	(58,589)	(74,508)
Impairment losses	(305,583)	(219,417)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2017 and 2016.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value(a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
U.S. government agency securities	$1,466,806	$1,466,806	$—	$1,466,806	$—
Obligations of U.S. state and political subdivisions	4,134,744	4,134,744		4,134,744
Corporate debt securities	5,760,871	5,760,871		5,760,871

Total fixed maturity investments	11,362,421	11,362,421

Equity securities (excluding the hedge fund)	15,025,077	15,025,077	15,025,077

Total equity securities (excluding the hedge fund)	15,025,077	15,025,077

Hedge fund measured at net asset value(a)	140,467	140,467

Total investments	$26,527,965	$26,527,965	$15,025,077	$11,362,421	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2017 and what level within the fair value hierarchy each valuation technique resides:

•	U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities are priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2 in the fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Obligations of U.S. state and political subdivisions: Comprised of fixed income obligations of U.S. state and local governmental municipalities. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. AmerInst considers that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities are based on quotes and current market spread relationships, and are classified as Level 2 in the fair value hierarchy. We consider that there is a liquid market for the types of securities held. Broker quotes are not used for fair value pricing.

•	Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities are classified as Level 1 in the fair value hierarchy. The Company receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

•	Hedge fund: Comprised of a hedge fund whose objective was to seek attractive long-term returns with lower volatility by investing in a range of diversified investment strategies. The fair value of the hedge fund is based on the net asset value of the fund as reported by the external fund manager.

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors is expected to be completed in 2018.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2016. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

Major categories of net interest and dividend income are summarized as follows:

	2017	2016
Interest earned:
Fixed maturity investments	$256,075	$189,973
Short term investments and cash and cash equivalents	19,249	4,546
Dividends earned	272,478	220,868
Investment expenses	(148,326)	(137,850)

Net investment income	$399,476	$277,537

5. OTHER INVESTED ASSETS

At December 31, 2017 and December 31, 2016, the Company had investments in certificates of deposit (“CD”) in the amount of $0 and $490,000, respectively, which comprised of fully insured time deposits placed with Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings associations. These time deposits matured during 2017 and were classified as other invested assets on the Company’s consolidated balance sheet.

The Company’s investments in the CD were categorized in their entirety in Level 2 of the fair value hierarchy, in accordance with ASC 820.

6. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with APSL, at December 31, 2017 and 2016 at cost, less accumulated depreciation and amortization, totaled $316,066 and $226,988, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2017
Furniture and fixtures	$61,888	$41,365	$20,523
Office equipment	125,515	41,748	83,767
Computer equipment	22,175	8,928	13,247
Internal use software	582,907	384,378	198,529

Total	$792,485	$476,419	$316,066

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2016
Furniture and fixtures	$55,258	$36,276	$18,982
Office equipment	125,515	26,300	99,215
Computer equipment	14,427	5,477	8,950
Policy acquisition costs	6,075	—	6,075
Internal use software	435,583	341,817	93,766

Total	$636,858	$409,870	$226,988

7. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2017 and 2016 are as follows:

	2017	2016
Case basis estimates	$4,240,185	$2,673,046
IBNR reserves	6,988,322	6,268,945

Totals	$11,228,507	$8,941,991

Liability for losses and loss adjustment expense activity is as follows:

	2017	2016
Liability—beginning of year	$8,941,991	$6,583,474
Incurred related to:
Current year	5,622,113	4,183,863
Prior years	55,476	499,546

Total incurred	5,677,589	4,683,409

Paid related to:
Current year	(437,957)	(736,649)
Prior years	(2,953,116)	(1,588,243)

Total paid	(3,391,073)	(2,324,892)

Liability—end of year	$11,228,507	$8,941,991

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $55,476 in 2017 and increased by $499,546 in 2016. The 2017 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2016, partially offset by favorable settlements on claims in accident years 2013 and 2015. The 2016 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2015, partially offset by favorable settlements on claims in accident years 2012 through 2014.

The following tables set forth information about incurred and paid loss development information related to our professional liability business under the Reinsurance Agreement within the Reinsurance segment as at December 31, 2017. The information related to incurred and paid loss development for the years ended

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 through 2016 is presented as supplementary information and is unaudited. The information is presented from 2011, the year the Company began incurring claims on the C&F policies.

Methodology for Estimating Incurred But Not Reported (IBNR) Reserves

Claims and claim adjustment expense reserves represent management’s estimate of the ultimate liability for unpaid losses and allocated loss adjustment expenses (“ALAE”) for claims that have been reported as of the balance sheet date. Claims and claim adjustment expense reserves do not represent an exact calculation of the liability, but instead represent management estimates, primarily utilizing actuarial expertise and projection methods that develop estimates for the ultimate cost of claims and claim adjustment expenses. Because the establishment of claims and claims adjustment expense reserves is an inherently uncertain process involving estimates and judgment, currently estimated claims and claim adjustment expense reserves may change. The Company reflects changes to the reserves in the results of operations in the period the estimates are changed.

Cumulative amounts paid and case reserves held as of the balance sheet date are subtracted from the estimate of the ultimate cost of claims and claim adjustment expenses to derive IBNR reserves. Accordingly, IBNR reserves includes development on known claims and re-opened claims but not unreported claims because the Company currently only writes coverages on a claims-made basis with limited potential for reporting claims after the expiration of the policy. This approach to estimating IBNR reserves has been in place for several years, with no significant changes in methodology in the past year.

Detailed claim data is typically insufficient to produce a fully reliable indication of the initial estimate for ultimate claims and claim adjustment expenses for a given policy year. As a result, the initial estimate of ultimate loss for a policy year is generally based on the selected ultimate loss in prior year’s review and averages of previous policy year ultimate loss ratios trended forward to the current policy year level.

For prior policy years, the (i) the paid loss development method, (ii) the case incurred development method, (iii) the Bornhuetter-Ferguson (“B-F”) method and (iv) the Cape Cod method are principally used by the Company’s actuaries to estimate the ultimate cost of claims and claim adjustment expenses. are principally used by the Company’s actuaries to estimate the ultimate cost of claims and claim adjustment expenses. These estimation and analysis methods are typically referred to as conventional actuarial methods.

For this table, the Company allocates ultimate loss and ALAE by policy year and development age to accident year primarily based on the proportion of accident year case incurred losses within a given policy year.

Methodology for Determining Cumulative Number of Reported Claims

A claim file is created when the Company is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or when it is determined that a demand for payment could possibly lead to a future demand for payment on another policy. Claim files are created for a policy at the claimant by coverage level, depending on the particular facts and circumstances of the underlying event.

The Company has accumulated claims count information by accident year from the loss data as at December 31, 2017 it received from C&F. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, re-opened, closed with payment and closed without payment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Liability

(dollars in thousands)

	For the Years Ended December 31,							IBNR Reserves Dec. 31, 2017	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year
2011	$262	$348	$257	$293	$321	$344	$266	$4	24
2012		702	763	393	450	429	418	68	74
2013			1,218	1,585	1,340	1,166	1,160	187	88
2014				2,589	2,640	2,562	2,641	222	169
2015					3,703	4,485	4,290	1,116	237
2016						4,184	4,495	1,878	279
2017							5,622	3,406	337

						Total	$18,892

	For the Years Ended December 31,							Liability for Claims And Allocated Claim Adjustment Expenses Net of Reinsurance
	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)			Before 2011
	Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							2011 - 2017
Accident Year
2011	$—	$165	$167	$201	$260	$262	$262
2012		64	188	280	327	329	350
2013			58	488	707	715	808
2014				67	680	1,018	1,928
2015					121	1,356	2,337
2016						737	1,693
2017							438

						Total	$7,816	$11,076	N/A

Net Under Reinsurance Agreement	$11,076

Net liability under CAMICO	153

Total net liability	$11,229

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7
	7.1%	33.7%	15.4%	14.8%	10.2%	3.0%	–0.1%

The Company has not prepared loss development tables for CAMICO, which is in run-off, as its reserves for losses and loss adjustment expenses as at December 31, 2017 of $153,103 are not significant (1.4% of total net reserves) and therefore, presenting this information would not be meaningful. Reserves for CAMICO have been included as a reconciling item within the reconciliation of loss development information to the Company’s reserves for losses and loss adjustment expenses.

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

9. PREMIUMS WRITTEN

Premiums written were $9,443,106 and $7,983,869 during 2017 and 2016, respectively. The premiums written during the year ended December 31, 2017 and 2016 were attributable to premium cessions from C&F under the Reinsurance Agreement

10. OPERATING AND MANAGEMENT EXPENSES

With the exception of APSL, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. The Company paid Citadel Management Bermuda Limited $329,500 and $327,500 in fees during 2017 and 2016, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $576,300 in 2017 and $525,517 in 2016. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2017 and 2016, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

11. TAXATION

Under current Bermuda law, the Company and its subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, the Company will be exempted from such taxes until the year 2035.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, APSL which is a Delaware corporation domiciled in the state of Illinois is subject to taxation in the United States.

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2017	2016
Earnings before income tax	$736,993	$1,471,323

Expected tax	—	—
Foreign taxes at local expected rates	108,200	3,209
Other	370,200	9,223
Deferred tax expense from enacted rate reductions	1,040,000	—
Change in valuation allowance	(1,518,400)	(12,432)

Net tax expense (benefit)	$—	$—

Deferred income taxes, arising from APSL, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. United States tax laws enacted in 2017 lower tax rates beginning in 2018. The deferred tax assets and liabilities have been reduced to reflect the newly enacted rates. As of December 31, 2017 and 2016, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of APSL was not certain and therefore, it was more likely than not that a tax benefit would not be realized.

	2017	2016
Capitalized start-up expenses	$104,000	$163,000
Operating loss carryforwards	2,453,000	4,009,000
Unearned commission income	20,000	—
Accrued interest to parent	250,000	—
Depreciation and amortization	(27,000)	(22,000)

Deferred tax assets before valuation allowance	2,800,000	4,150,000
Valuation allowance	(2,800,000)	(4,150,000)

Deferred tax assets net of valuation allowance	$—	$—

At December 31, 2017, the deferred tax assets (after valuation allowance) are based on loss carryforwards of $8,607,000, which expire in 13 to 18 years.

12. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. As of December 31, 2017, approximately $36.4 million was available for the declaration of dividends to shareholders. However, due to the requirement to provide the ceding companies with collateral, approximately $21.2 million was available for the payment of dividends to the shareholders. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2017 and 2016 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2017	$1,716,466	$38,074,028	$28,021,627	$28,021,627
December 31, 2016	$1,497,580	$37,448,998	$22,119,254	$22,119,254

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio.

Statutory loss for the years ended December 31, 2017 and 2016 was $811,210 and $762,411, respectively.

13. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$10,752,287	$4,782,921	$15,535,208
Total losses and expenses	10,284,179	4,514,036	14,798,215
Segment income	468,108	268,885	736,993
Identifiable assets	—	316,066	316,066

	As of and for the Year Ended December 31, 2016
	Reinsurance Segment	Insurance Segment	Total
Revenues	$9,954,786	$4,047,310	$14,002,096
Total losses and expenses	8,491,488	4,039,285	12,530,773
Segment income	1,463,298	8,025	1,471,323
Identifiable assets	—	226,988	226,988

14. STOCK COMPENSATION

Phantom Shares:

APSL has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of APSL, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2017, 1,467 phantom shares were granted arising from the dividends declared on the Company’s common shares. 86,194 phantom shares were outstanding at December 31, 2017.

For three of these employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, will vest on January 1, 2018. The liability payable to these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability, including if such death or permanent disability occurs before January 1, 2018 for the fourth employee

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2017.

Stock Option Plan:

The Company has a nonqualified stock option plan to advance the development, growth and financial condition of the Company. This plan provides incentives through participation in the appreciation of its common stock in order to secure, retain and motivate directors and employees and align such person’s interests with those of its shareholders. A total of 100,000 shares are authorized under the stock option plan.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments beginning on March 3, 2018. Each vested option shall be deemed exercised on the earlier to occur of (i) the 6th anniversary of the date of grant, or (ii) the date of a Change of Control. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of December 31, 2017, there were no option grants fully vested and exercisable. 35,000 options were granted during 2017.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the stock option plan as of December 31, 2017 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2017	—	$—	—	$—	—	$—
Granted	—	—	35,000	27.99	35,000	27.99
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding—December 31, 2017	—	—	35,000	$27.99	35,000	$27.99
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	—		5.0		5.0

The fair value of each option granted during 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

2017 Option Grants
March
Number of options	35,000
Fair value per share	$27.99
Expected life (years)	5
Expected volatility	17.2%
Risk-free interest rate	1.62%

Information pertaining to options outstanding at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	35,000	5.0 years	$27.99	—	$—	— years

There was intrinsic value associated with the 35,000 options outstanding at December 31, 2017, where the market value of the stock as of the close of business at year end was $30.58 per share as compared with the option exercise price of $27.99 for 35,000 options.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $36,230 of compensation expense for stock options in the year ended December 31, 2017.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. COMMITMENTS AND CONTINGENCIES

APSL entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2018	$103,918
2019	106,872
2020	109,828

$320,618

16. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2017	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,792,611	$2,208,528	$2,233,906	$2,565,713
Commission income	1,215,044	1,172,819	1,163,669	1,228,264
Net investment income	150,667	85,493	69,842	93,474
Net realized gain	478,256	373,316	276,772	426,834

Total revenues	$3,636,578	$3,840,156	$3,744,189	$4,314,285

Net income (loss)	$431,101	$216,411	$105,060	$(15,579)
Basic income per share	$0.67	$0.33	$0.16	$(0.02)
Diluted income per share	$0.66	$0.33	$0.16	$(0.01)

2016	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,615,608	$1,500,827	$1,844,243	$2,163,388
Commission income	1,033,485	947,273	976,514	1,087,454
Net investment income	64,679	81,438	63,821	67,599
Net realized gain	243,253	516,861	960,767	834,886

Total revenues	$2,957,025	$3,046,399	$3,845,345	$4,153,327

Net income	$52,489	$228,331	$762,897	$427,606
Basic and Diluted income per share	$0.08	$0.35	$1.17	$0.66

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2017.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 5, 2018 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—	—

Equity Compensation Plans Not Approved by Securities Holders	35,000	$27.99	65,000

Total	35,000	$27.99	65,000

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2018.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 5, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 27.

(a)(2)	See Index to Financial Statements and Schedules on page 27.

(a)(3)	See Index to Exhibits set forth on pages 59 – 60 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 27.

The Index to Exhibits beginning on page 59 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2017

Exhibit Number	Description

3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)(P)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)(P)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2018*

10.10	Form of Non-Qualified Stock Option Agreement. (filed 3/31/17) (No. 000-28249)

11.1	Statement re Computation of Per Share Earnings.**

Exhibit Number	Description

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
**	The information required to be presented in Exhibit 11.1 is provided in Note 2 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. GAAP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2018	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 29, 2018

/s/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2018

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 29, 2018

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 29, 2018

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 29, 2018

/S/ DAVID R. KLUNK David R. Klunk	Director	March 29, 2018

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 29, 2018

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 29, 2018