Form 10-Q
period 2018-03-31
AMERINST INSURANCE GROUP LTD
filed 2018-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018.

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

As of May 1, 2018, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $15,061,297 and $14,574,417)	$14,833,315	$14,510,627
Equity securities, at fair value (cost $11,260,543 and $10,411,747)	15,737,552	15,504,697

TOTAL INVESTMENTS	30,570,867	30,015,324
Cash and cash equivalents	4,223,171	5,008,138
Restricted cash and cash equivalents	221,784	710,818
Assumed reinsurance premiums receivable	2,614,660	2,375,629
Accrued investment income	99,562	83,345
Property and equipment	414,522	316,066
Deferred policy acquisition costs	1,800,224	1,622,676
Prepaid expenses and other assets	1,794,439	1,682,301

TOTAL ASSETS	$41,739,229	$41,814,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$12,588,242	$11,228,507
Unearned premiums	4,864,839	4,385,354
Assumed reinsurance payable	967,444	1,883,879
Accrued expenses and other liabilities	4,092,287	4,610,781

TOTAL LIABILITIES	$22,512,812	$22,108,521

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2018 and 2017: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,323,450	6,323,450
Retained earnings	20,590,202	15,812,419
Accumulated other comprehensive income	(227,982)	5,029,160
Shares held by Subsidiary (350,930 and 350,930 shares) at cost	(8,454,506)	(8,454,506)

TOTAL SHAREHOLDERS’ EQUITY	19,226,417	19,705,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,739,229	$41,814,297

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
REVENUE
Net premiums earned	$2,135,175	$1,792,611
Commission income	1,428,980	1,215,044
Net investment income	88,469	150,667
Net realized and unrealized (loss) gain on investments	(161,060)	478,256

TOTAL REVENUE	3,491,564	3,636,578
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,377,188	1,156,235
Policy acquisition costs	789,877	662,858
Operating and management expenses	1,639,666	1,386,384

TOTAL LOSSES AND EXPENSES	3,806,731	3,205,477

NET (LOSS) INCOME BEFORE TAX	$(315,167)	$431,101

Income tax expense	—	—
NET (LOSS) INCOME AFTER TAX	$(315,167)	$431,101
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(164,192)	633,272
Reclassification adjustment for gains included in net income	—	(478,256)

OTHER COMPREHENSIVE (LOSS) INCOME	(164,192)	155,016

COMPREHENSIVE (LOSS) INCOME	$(479,359)	$586,117

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,812,419	$15,379,345
Net (loss) income	(315,167)	431,101
Dividends	—	—
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	5,092,950	—

RETAINED EARNINGS, END OF PERIOD	20,590,202	15,810,446

Per share amounts
Net loss per share
Basic	$(0.49)	$0.67
Diluted	$(0.49)	$0.66

Dividends	$—	$—

Weighted average number of shares outstanding for the entire period
Basic	644,323	646,648
Diluted	647,593	647,691

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(259,950)	$(243,837)

INVESTING ACTIVITIES
Purchases of property and equipment	(118,125)	(11,419)
Purchases of available-for-sale securities	(1,874,297)	(2,928,035)
Proceeds from sales of available-for-sale securities	978,371	1,234,621
Proceeds from redemptions of fixed maturity investments	—	446,540
Proceeds from maturities of fixed maturity investments	—	675,000

Net Cash used in Investing Activities	(1,014,051)	(583,293)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,274,001)	(827,130)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$5,718,956	$4,655,101

CASH, CASH EQUIVALENTS AND CASH EQUIVALENTS AT END OF PERIOD	$4,444,955	$3,827,971

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2017 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2018

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provided a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017 with retrospective adoption required for the comparative periods. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments” which addressed diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance was effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, did not impact the Company’s results of operations, financial condition and liquidity.

Statement of Cash Flows—Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which required that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU was effective for periods beginning after December 15, 2017.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changed current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 was effective for annual periods beginning after December 15, 2017, including interim periods. Early application was permitted.

We adopted ASU 2016-01 on January 1, 2018. As a result, we recorded a cumulative-effect adjustment to increase beginning Retained earnings by $5.1 million, representing the unrealized appreciation on our equity investments with an offsetting adjustment to decrease Accumulated other comprehensive income. All subsequent changes in fair value of our equity investments are recognized within realized and unrealized gains (losses) on the consolidated statement of operations. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.

Accounting Standards Not Yet Adopted

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” in response to a financial reporting issue that arose as a consequence of the U.S. federal government tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (“U.S. Tax Reform”) which became law on December 22, 2017.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2018 and December 31, 2017 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2018
Fixed maturity investments:
U.S. government agency securities	$4,897,705	$274	$(69,825)	$4,828,154
Obligations of states and political subdivisions	3,977,865	11,041	(17,304)	3,971,602
Corporate debt securities	6,185,727	—	(152,168)	6,033,559

Total fixed maturity investments	15,061,297	11,315	(239,297)	14,833,315

Equity securities	11,252,748	4,623,549	(150,797)	15,725,500
Hedge fund	7,795	4,257	—	12,052

Total equity securities	11,260,543	4,627,806	(150,797)	15,737,552

Total investments	$26,321,840	$4,639,121	$(390,094)	$30,570,867

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$4,394,864	$948	$(15,312)	$4,380,500
Obligations of states and political subdivisions	3,984,633	18,065	(9,565)	3,993,133
Corporate debt securities	6,194,920	367	(58,293)	6,136,994

Total fixed maturity investments	14,574,417	19,380	(83,170)	14,510,627

Equity securities	10,403,952	5,098,001	(8,749)	15,493,204
Hedge fund	7,795	3,698	—	11,493

Total equity securities	10,411,747	5,101,699	(8,749)	15,504,697

Total investments	$24,986,164	$5,121,079	$(91,919)	$30,015,324

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2018
Fixed maturity investments:
U.S. government agency securities	$—	$—	$4,580,991	$(69,825)	$4,580,991	$(69,825)
Obligations of states and political subdivisions	—	—	1,974,488	(17,304)	1,974,488	(17,304)
Corporate debt securities	2,736,918	(104,368)	3,296,641	(47,800)	6,033,559	(152,168)

Total fixed maturity investments	2,736,918	(104,368)	9,852,120	(134,929)	12,589,038	(239,297)

Equity securities	76,270	(15,467)	1,417,981	(135,330)	1,494,251	(150,797)
Hedge fund	—	—	—	—	—	—

Total equity securities	76,270	(15,467)	1,417,981	(135,330)	1,494,251	(150,797)

Total investments	$2,813,188	$(119,835)	$11,270,101	$(270,259)	$14,083,289	$(390,094)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$3,424,024	$(15,312)	$3,424,024	$(15,312)
Obligations of states and political subdivisions	—	—	1,286,103	(9,565)	1,286,103	(9,565)
Corporate debt securities	2,794,836	(51,149)	1,974,024	(7,144)	4,768,860	(58,293)

Total fixed maturity investments	2,794,836	(51,149)	6,684,151	(32,021)	9,478,987	(83,170)

Equity securities	—	—	207,701	(8,749)	207,701	(8,749)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	207,701	(8,749)	207,701	(8,749)

Total investments	$2,794,836	$(51,149)	$6,891,852	$(40,770)	$9,686,688	$(91,919)

As of March 31, 2018 and December 31, 2017, there were 46 and 29 securities in an unrealized loss position with an estimated fair value of $14,083,289 and $9,686,688, respectively. As of March 31, 2018 and December 31, 2017, nine and seven of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2018 and December 31, 2017, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2018. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2018, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2018 and December 31, 2017, relating to 31 and 23 fixed maturity securities, amounted to $239,297 and $83,170, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. No other-than-temporary impairment charges were recorded during the quarter ended March 31, 2018 and 2017.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2018 and December 31, 2017 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2017. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2018 and December 31, 2017:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2018
U.S. government agency securities	$4,828,154	$4,828,154	$—	$4,828,154	$—
Obligations of U.S. state and political subdivisions	3,971,602	3,971,602		3,971,602
Corporate debt securities	6,033,559	6,033,559		6,033,559

Total fixed maturity investments	14,833,315	14,833,315

Equity securities (excluding the hedge fund)	15,725,500	15,725,500	15,725,500

Total equity securities (excluding the hedge fund)	15,725,500	15,725,500

Hedge fund measured at net asset value (a)	12,052	12,052

Total investments	$30,570,867	$30,570,867	$15,725,500	$14,833,315	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value (a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

(a)	In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the balance sheets.

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 and the year ended December 31, 2017.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of March 31, 2018
Due in one year or less	$2,622,677	$2,621,071
Due after one year through five years	10,951,420	10,758,480
Due after five years through ten years	955,311	927,659
Due after ten years	531,889	526,105

Total	$15,061,297	$14,833,315

	Amortized Cost	Estimated Fair Value
As of December 31, 2017
Due in one year or less	$1,970,793	$1,971,237
Due after one year through five years	10,852,417	10,805,684
Due after five years through ten years	1,215,724	1,200,086
Due after ten years	535,483	533,620

Total	$14,574,417	$14,510,627

Information on sales and maturities of investments during the three months ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Total proceeds on sales of available-for-sale securities	$978,371	$1,234,621
Proceeds from redemptions of fixed maturity investments	—	446,540
Total proceeds from maturities of fixed maturity investments	—	675,000
Gross gains on sales	651,068	480,605
Gross losses on sales	(20)	(2,349)
Net unrealized losses on equity investments (1)	(812,108)	—

(1)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net realized and unrealized gains on investment.

Net Investment Income

Major categories of net investment income during the three months ended March 31, 2018 and 2017 are summarized as follows:

	March 31, 2018	March 31, 2017
Interest earned:
Fixed maturity investments	$83,630	$61,310
Short term investments and cash and cash equivalents	2,341	1,909
Dividends earned	37,266	123,229
Investment expenses	(34,768)	(35,781)

Net investment income	$88,469	$150,667

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Liability—beginning of period	$11,228,507	$8,941,991
Incurred related to:
Current year	1,377,188	1,156,235
Prior years	—	—

Total incurred	1,377,188	1,156,235

Paid related to:
Current year	—	—
Prior years	(17,453)	(10,047)

Total paid	(17,453)	(10,047)

Liability—end of period	$12,588,242	$10,088,179

As incurred losses for the three months ended March 31, 2018 are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2018 and 2017.

	As of and for the Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,061,623	$1,429,941	$3,491,564
Total losses and expenses	2,510,921	1,295,810	3,806,731
Segment (loss) income	(449,298)	134,131	(315,167)
Identifiable assets	—	414,522	414,522

	As of and for the Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,420,750	$1,215,828	$3,636,578
Total losses and expenses	2,104,053	1,101,424	3,205,477
Segment income	316,697	114,404	431,101
Identifiable assets	—	222,975	222,975

5. STOCK COMPENSATION

Protexure Insurance Agency Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2018, no phantom shares were granted. 86,161 phantom shares were outstanding at March 31, 2018.

For three of these employees, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. For the fourth employee, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2018. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon the earlier of the employee attaining 65 years of age or within 60 days of such employee’s death or permanent disability.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2018.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments, which began on March 3, 2018. As of March 31, 2018, there were 7,000 option grants fully vested and exercisable. To date, the Company has recognized $36,230 of compensation expense for these stock options.

During the quarter ended March 31, 2018, 7,000 stock options were granted to five Protexure employees at a strike price of $30.58, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2017. These options vest in five equal annual installments beginning on January 1, 2019.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2017 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2017 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “Protexure” means Protexure Insurance Agency, Inc., a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. Our principal offices are c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $2,061,623 and $1,429,941, respectively, for the three months ended March 31, 2018 compared to $2,420,750 and $1,215,828, respectively, for the three months ended March 31, 2017. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2017.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of the Reinsurance Agreement is continuous and may be terminated by either party upon at least 120 days’ prior written notice to the other party.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to three months ended March 31, 2017

We recorded a net loss of $315,167 during the first quarter of 2018 compared to net income of $431,101 for the same period in 2017. The decrease in net income was mainly attributable to an increase in operating and management expenses from $1,386,384 in the first quarter of 2017 to $1,639,666 in the first quarter of 2018 and to the $615,941 decrease in the fair value of equity investments in the first quarter of 2018, as discussed in further detail below. This was partially offset by the increase in commission income from $1,215,044 in the first quarter of 2017 to $1,428,980 in the first quarter of 2018 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the first quarter of 2018 were $2,135,175 compared to $1,792,611 for the first quarter of 2017, an increase of $342,564 or 19.1%. The net premiums earned during the quarters ended March 31, 2018 and 2017 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2018 and 2017, we recorded commission income under the Agency Agreement of $1,428,980 and $1,215,044, respectively, an increase of $213,936 or 17.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2018.

We recorded net investment income of $88,469 for the quarter ended March 31, 2018 compared to $150,667, for the quarter ended March 31, 2017. The decrease in net investment income was due to the decrease in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during the first quarter of 2017 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended March 31, 2018, compared to the 1.9% yield earned for the quarter ended March 31, 2017.

We recorded net realized and unrealized losses on investments of $161,060 during the quarter ended March 31, 2018 compared to net realized gains of $478,256 during the quarter ended March 31, 2017, a decrease of $639,316 or 133.7%. The decrease is primarily related to the decrease in the fair value of our equity investments during the quarter ended March 31, 2018, which is attributable to unfavorable market conditions. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

For the quarter ended March 31, 2018, we recorded loss and loss adjustment expenses of $1,377,188 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,135,175. For the quarter ended March 31, 2017, we recorded loss and loss adjustment expenses of $1,156,235 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $1,792,611. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the first three months of 2018 compared to the corresponding period in 2017.

We recorded policy acquisition costs of $789,877 in the first quarter of 2018 compared to $662,858 for the same period in 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2018 and 2017 were 37% of the net premiums earned under the Reinsurance Agreement of $2,135,175 and $1,792,611, respectively.

We incurred operating and management expenses of $1,639,666 in the first quarter 2018 compared to $1,386,384 for the same period in 2017, an increase of $253,282 or 18.3%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2017 and 2018 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2018 compared to 2017.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,061,623	$1,429,941	$3,491,564
Total losses and expenses	2,510,921	1,295,810	3,806,731
Segment income	(449,298)	134,131	(315,167)
Identifiable assets	—	414,522	414,522

	As of and for the Three Months Ended March 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,420,750	$1,215,828	$3,636,578
Total losses and expenses	2,104,053	1,101,424	3,205,477
Segment income	316,697	114,404	431,101
Identifiable assets	—	222,975	222,975

FINANCIAL CONDITION

As of March 31, 2018, our total investments were $30,570,867, an increase of $555,543 or 1.9%, from $30,015,324 at December 31, 2017. This increase was primarily due to the purchase of additional equity securities with both net premiums received under the Reinsurance Agreement and positive cash inflows derived from net investment income. The cash and cash equivalents balance decreased from $5,008,138 at December 31, 2017 to $4,223,171 at March 31, 2018, a decrease of $784,967 or 15.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $710,818 at December 31, 2017 to $221,784 at March 31, 2018, a decrease of $489,034 or 68.8%. The decrease is due to the timing of sales and maturities of investments held as restricted cash at March 31, 2018 that have been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2018 was 1.63:1, compared to a ratio of 1.62:1 at December 31, 2017.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of March 31, 2018, the balance was $2,614,660 compared to $2,375,629 as of December 31, 2017. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2018.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of March 31, 2018, the balance was $967,444 compared to $1,883,879 as of December 31, 2017. This balance fluctuates due to the timing of losses being reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,622,676 at December 31, 2017 to $1,800,224 at March 31, 2018. The increase in deferred policy acquisition costs in 2018 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,794,439 at March 31, 2018 compared to $1,682,301 as of December 31, 2017. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $4,610,781 at December 31, 2017 to $4,092,287 at March 31, 2018, a decrease of $518,494 or 11.2%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2017 Form 10-K.

Total cash, investments and other invested assets decreased from $35,734,280 at December 31, 2017 to $35,015,822 at March 31, 2018, a decrease of $718,458 or 2.0%. The net decrease resulted primarily from unfavorable market conditions, partially offset by positive cash inflows derived from net investment income and net premiums received under the Reinsurance Agreement in the amount of $491,826.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2018, no such transactions occurred. Through March 31, 2018, Investco had repurchased 201,069 common shares from shareholders who had died or retired for a total purchase price of $5,687,643. From time to time, Investco has also purchased shares in privately negotiated transactions. Through March 31, 2018, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2018, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2018. Since we began paying dividends in 1995, our original shareholders have received $21.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.7% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $29.84 per share as of March 31, 2018. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.

We have identified accounting for the liability for losses and loss adjustment expenses as our most critical accounting policy and estimate in that it is important to the portrayal of our financial condition and results, and it requires our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. This accounting policy, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2017 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018

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

Dated: May 14, 2018	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/S/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)