Form 10-Q
period 2018-06-30
AMERINST INSURANCE GROUP LTD
filed 2018-08-10
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018.

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

As of August 1, 2018, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the termination or nonrenewal of the Agency Agreement or Reinsurance Agreement with C&F;

•	the legislative and administrative impact of the current United States presidential administration on our business;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $14,273,036 and $14,574,417)	$14,019,868	$14,510,627
Equity securities, at fair value (cost $11,238,444 and $10,411,747)	15,347,452	15,504,697

TOTAL INVESTMENTS	29,367,320	30,015,324
Cash and cash equivalents	5,661,561	5,008,138
Restricted cash and cash equivalents	1,003,359	710,818
Assumed reinsurance premiums receivable	2,799,732	2,375,629
Accrued investment income	85,247	83,345
Property and equipment	434,451	316,066
Deferred policy acquisition costs	2,001,225	1,622,676
Prepaid expenses and other assets	1,858,220	1,682,301

TOTAL ASSETS	$43,211,115	$41,814,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$11,831,042	$11,228,507
Unearned premiums	5,408,227	4,385,354
Assumed reinsurance payable	2,150,494	1,883,879
Accrued expenses and other liabilities	4,754,560	4,610,781

TOTAL LIABILITIES	$24,144,323	$22,108,521

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2018 and 2017: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,342,150	6,323,450
Retained earnings	20,424,521	15,812,419
Accumulated other comprehensive income	(253,168)	5,029,160
Shares held by Subsidiary (348,606 and 350,930 shares) at cost	(8,441,964)	(8,454,506)

TOTAL SHAREHOLDERS’ EQUITY	19,066,792	19,705,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,211,115	$41,814,297

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
REVENUE
Net premiums earned	$4,670,878	$4,001,139	$2,535,703	$2,208,528
Commission income	2,757,209	2,387,863	1,328,229	1,172,819
Net investment income	175,693	236,160	87,224	85,493
Net realized and unrealized gains on investments	328,286	851,572	489,346	373,316

TOTAL REVENUE	7,932,066	7,476,734	4,440,502	3,840,156

LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,012,715	2,580,735	1,635,527	1,424,500
Policy acquisition costs	1,728,149	1,480,015	938,272	817,157
Operating and management expenses	3,358,633	2,768,472	1,718,967	1,382,088

TOTAL LOSSES AND EXPENSES	8,099,497	6,829,222	4,292,766	3,623,745

NET (LOSS) INCOME BEFORE TAX	(167,431)	647,512	147,736	216,411
Income tax expense	—	—	—	—
NET (LOSS) INCOME AFTER TAX	$(167,431)	$647,512	$147,736	$216,411

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(189,378)	1,295,037	(25,186)	661,765
Reclassification adjustment for gains included in net income	—	(851,572)	—	(373,316)

OTHER COMPREHENSIVE (LOSS) INCOME	(189,378)	443,465	(25,186)	288,449

COMPREHENSIVE (LOSS) INCOME	$(356,809)	$1,090,977	$122,550	$504,860

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,812,419	$15,379,345	$20,590,202	$15,810,446
Net (loss) income	(167,431)	647,512	147,736	216,411
Dividends	(313,417)	(303,919)	(313,417)	(303,919)
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	5,092,950	—	—	—

RETAINED EARNINGS, END OF PERIOD	$20,424,521	$15,722,938	$20,424,521	$15,722,938

Per share amounts
Net (loss) income per share
Basic	$(0.26)	$1.00	$0.23	$0.33
Diluted	$(0.26)	$1.00	$0.23	$0.33

Dividends	$0.50	$0.50	$0.50	$0.50

Weighted average number of shares outstanding for the entire period
Basic	645,485	646,497	646,647	646,422
Diluted	645,485	650,421	648,404	647,826

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$722,419	$1,036,140

INVESTING ACTIVITIES
Purchases of property and equipment	(163,428)	(33,499)
Purchases of available-for-sale securities	(4,202,833)	(4,675,291)
Proceeds from sales of available-for-sale securities	2,930,138	3,028,927
Proceeds from redemptions of hedge fund investments	3,085	—
Proceeds from redemptions of fixed maturity investments	—	611,540
Proceeds from maturities of fixed maturity investments	1,970,000	950,000

Net Cash provided by (used in) Investing Activities	536,962	(118,323)

FINANCING ACTIVITIES
Dividends paid	(313,417)	(303,919)

Net Cash used in Financing Activities	(313,417)	(303,919)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	945,964	613,898
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	5,718,956	4,655,101

CASH, CASH EQUIVALENTS AND CASH EQUIVALENTS AT END OF PERIOD	$6,664,920	$5,268,999

The accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

New Accounting Pronouncements

New Accounting Standards Adopted in 2018

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers. ASU 2014-09 provided a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including; without limitation, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services—Insurance. ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017 with retrospective adoption required for the comparative periods. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments” which addressed diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance was effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-15, did not impact the Company’s results of operations, financial condition and liquidity.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changed current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 was effective for annual periods beginning after December 15, 2017, including interim periods. Early application was permitted.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2018 and December 31, 2017 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2018
Fixed maturity investments:
U.S. government agency securities	$6,095,197	$—	$(87,865)	$6,007,332
Obligations of states and political subdivisions	2,001,351	8,151	(15,097)	1,994,405
Corporate debt securities	6,176,488	—	(158,357)	6,018,131

Total fixed maturity investments	14,273,036	8,151	(261,319)	14,019,868

Equity securities	11,233,087	4,348,353	(240,758)	15,340,682
Hedge fund	5,357	1,413	—	6,770

Total equity securities	11,238,444	4,349,766	(240,758)	15,347,452

Total investments	$25,511,480	$4,357,917	$(502,077)	$29,367,320

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$4,394,864	$948	$(15,312)	$4,380,500
Obligations of states and political subdivisions	3,984,633	18,065	(9,565)	3,993,133
Corporate debt securities	6,194,920	367	(58,293)	6,136,994

Total fixed maturity investments	14,574,417	19,380	(83,170)	14,510,627

Equity securities	10,403,952	5,098,001	(8,749)	15,493,204
Hedge fund	7,795	3,698	—	11,493

Total equity securities	10,411,747	5,101,699	(8,749)	15,504,697

Total investments	$24,986,164	$5,121,079	$(91,919)	$30,015,324

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2018
Fixed maturity investments:
U.S. government agency securities	$—	$—	$6,007,332	$(87,865)	$6,007,332	$(87,865)
Obligations of states and political subdivisions	—	—	992,420	(15,097)	992,420	(15,097)
Corporate debt securities	2,729,992	(106,572)	3,288,139	(51,785)	6,018,131	(158,357)

Total fixed maturity investments	2,729,992	(106,572)	10,287,891	(154,747)	13,017,883	(261,319)

Equity securities	83,859	(7,878)	2,009,125	(232,880)	2,092,984	(240,758)
Hedge fund	—	—	—	—	—	—

Total equity securities	83,859	(7,878)	2,009,125	(232,880)	2,092,984	(240,758)

Total investments	$2,813,851	$(114,450)	$12,297,016	$(387,627)	$15,110,867	$(502,077)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$3,424,024	$(15,312)	$3,424,024	$(15,312)
Obligations of states and political subdivisions	—	—	1,286,103	(9,565)	1,286,103	(9,565)
Corporate debt securities	2,794,836	(51,149)	1,974,024	(7,144)	4,768,860	(58,293)

Total fixed maturity investments	2,794,836	(51,149)	6,684,151	(32,021)	9,478,987	(83,170)

Equity securities	—	—	207,701	(8,749)	207,701	(8,749)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	207,701	(8,749)	207,701	(8,749)

Total investments	$2,794,836	$(51,149)	$6,891,852	$(40,770)	$9,686,688	$(91,919)

As of June 30, 2018 and December 31, 2017, there were 50 and 29 securities in an unrealized loss position with an estimated fair value of $15,110,867 and $9,686,688, respectively. As of June 30, 2018 and December 31, 2017, nine and seven of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2018 and December 31, 2017, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2018. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2018, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2018 and December 31, 2017, relating to 33 and 23 fixed maturity securities, amounted to $261,319 and $83,170, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2018, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2018 and December 31, 2017 and what level within the fair value hierarchy each valuation technique resides:

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

In May 2016, the manager of our hedge fund portfolio chose to liquidate the fund and return its capital to the investors. The liquidation of the fund and the return of capital to its investors are expected to be completed in 2018.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2017. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2018 and December 31, 2017:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2018
U.S. government agency securities	$6,007,332	$6,007,332	$—	$6,007,332	$—
Obligations of U.S. state and political subdivisions	1,994,405	1,994,405		1,994,405
Corporate debt securities	6,018,131	6,018,131		6,018,131

Total fixed maturity investments	14,019,868	14,019,868

Equity securities (excluding the hedge fund)	15,340,682	15,340,682	15,340,682

Total equity securities (excluding the hedge fund)	15,340,682	15,340,682

Hedge fund measured at net asset value (a)	6,770	6,770

Total investments	$29,367,320	$29,367,320	$15,340,682	$14,019,868	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value (a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

(a)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the balance sheets.

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2018 and the year ended December 31, 2017.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of June 30, 2018
Due in one year or less	$2,348,020	$2,343,794
Due after one year through five years	10,891,040	10,660,717
Due after five years through ten years	505,697	492,887
Due after ten years	528,279	522,470

Total	$14,273,036	$14,019,868

	Amortized Cost	Estimated Fair Value
As of December 31, 2017
Due in one year or less	$1,970,793	$1,971,237
Due after one year through five years	10,852,417	10,805,684
Due after five years through ten years	1,215,724	1,200,086
Due after ten years	535,483	533,620

Total	$14,574,417	$14,510,627

Information on sales and maturities of investments during the six months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Total proceeds on sales of available-for-sale securities	$2,930,138	$3,028,927
Proceeds from redemptions of hedge fund investments	3,085	—
Proceeds from redemptions of fixed maturity investments	—	611,540
Total proceeds from maturities of fixed maturity investments	1,970,000	950,000
Gross gains on sales	1,312,844	879,193
Gross losses on sales	(616)	(2,349)
Impairment losses	—	(25,272)
Net unrealized losses on equity investments (1)	(983,942)	—

Net realized and unrealized gain (loss) on investments	$328,286	$851,572

Information on sales and maturities of investments during the three months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Total proceeds on sales of available-for-sale securities	$1,951,767	$1,794,306
Proceeds from redemptions of hedge fund investments	3,085	—
Proceeds from redemptions of fixed maturity investments	—	165,000
Total proceeds from maturities of fixed maturity investments	1,970,000	275,000
Gross gains on sales	661,776	398,588
Gross losses on sales	(596)	—
Impairment losses	—	(25,272)
Net unrealized losses on equity investments (1)	(171,834)	—

Net realized and unrealized gain (loss) on investments	$489,346	$373,316

(1)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net realized and unrealized gain (loss) on investment.

Net Investment Income

Major categories of net investment income during the six months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017
Interest earned:
Fixed maturity investments	$165,599	$123,101
Short term investments and cash and cash equivalents	5,589	11,349
Dividends earned	76,070	173,861
Investment expenses	(71,565)	(72,151)

Net investment income	$175,693	$236,160

Major categories of net investment income during the three months ended June 30, 2018 and 2017 are summarized as follows:

	June 30, 2018	June 30, 2017
Interest earned:
Fixed maturity investments	$81,969	$61,791
Short term investments and cash and cash equivalents	3,248	9,440
Dividends earned	38,804	50,632
Investment expenses	(36,797)	(36,370)

Net investment income	$87,224	$85,493

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2018 and 2017:

	2018	2017
Liability—beginning of period	$11,228,507	$8,941,991
Incurred related to:
Current year	3,012,715	2,580,735
Prior years	—	—

Total incurred	3,012,715	2,580,735

Paid related to:
Current year	(227,787)	(1,321)
Prior years	(2,182,393)	(440,639)

Total paid	(2,410,180)	(441,960)

Liability—end of period	$11,831,042	$11,080,766

As incurred losses for the six months ended June 30, 2018 are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2018 and 2017.

	As of and for the Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,172,943	$2,759,123	$7,932,066
Total losses and expenses	5,476,206	2,623,291	8,099,497
Segment (loss) income	(303,263)	135,832	(167,431)
Identifiable assets	—	434,451	434,451

	As of and for the Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,087,326	$2,389,408	$7,476,734
Total losses and expenses	4,706,949	2,122,273	6,829,222
Segment income	380,377	267,135	647,512
Identifiable assets	—	228,452	228,452

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2018 and 2017.

	As of and for the Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,111,320	$1,329,182	$4,440,502
Total losses and expenses	2,965,285	1,327,481	4,292,766
Segment income	146,035	1,701	147,736
Identifiable assets	—	434,451	434,451

	As of and for the Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,666,576	$1,173,580	$3,840,156
Total losses and expenses	2,602,896	1,020,849	3,623,745
Segment income	63,680	152,731	216,411
Identifiable assets	—	228,452	228,452

5. STOCK COMPENSATION

Protexure Insurance Agency Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the six months and three months ended June 30, 2018, 1,477 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 87,638 phantom shares were outstanding at June 30, 2018.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2018.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments, which began on March 3, 2018. As of June 30, 2018, there were 7,000 option grants fully vested and exercisable. To date, the Company has recognized $47,230 of compensation expense for these stock options.

During the quarter ended March 31, 2018, 7,000 stock options were granted to five Protexure employees at a strike price of $30.58, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2017. These options vest in five equal annual installments beginning on January 1, 2019. During the six months ended June 30, 2018, the Company has recognized $7,668 of compensation expense for these stock options.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $5,172,943 and $2,759,123, respectively, for the six months ended June 30, 2018 compared to $5,087,326 and $2,389,408, respectively, for the six months ended June 30, 2017. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2018 compared to six months ended June 30, 2017

We recorded a net loss of $167,431 for the six months ended June 30, 2018 compared to net income of $647,512 for the same period in 2017. The decrease in net income was mainly attributable to an increase in operating and management expenses of $590,161 - from $2,768,472 for the six months ended June 30, 2017 to $3,358,633 for the six months ended June 30, 2018 and to the decrease in net realized and unrealized gains on investments of $523,286 - from $851,572 for the six months ended June 30, 2017 to $328,286 for the six months ended June 30, 2018, as discussed in further detail below. This was partially offset by the increase in commission income of $369,346 - from $2,387,863 for the six months ended June 30, 2017 to $2,757,209 for the six months ended June 30, 2018 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the six months ended June 30, 2018 were $4,670,878 compared to $4,001,139 for the six months ended June 30, 2017, an increase of $669,739 or 16.7%. The net premiums earned for the six months ended June 30, 2018 and 2017 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2018 compared to the same period in 2017 resulted from increased cessions from C&F in 2018, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the six months ended June 30, 2018 and 2017, we recorded commission income under the Agency Agreement of $2,757,209 and $2,387,863, respectively, an increase of $369,346 or 15.5%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2018 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of $175,693 for the six months ended June 30, 2018 compared to $236,160 for the six months ended June 30, 2017. The decrease in net investment income was primarily due to the decrease in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during the six months of 2017 compared to the same period in 2018. This decrease was partially offset by the increase in net investment income, which was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the first six months of 2018 compared to the same period in 2017. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the six months ended June 30, 2018, compared to the 1.4% yield earned for the six months ended June 30, 2017.

We recorded net realized and unrealized gains on investments of $328,286 during the six months ended June 30, 2018 compared to net realized gains of $851,572 during the six months ended June 30, 2017, a decrease of $523,286 or 61.4%. The decrease was primarily related to the decrease in the fair value of our equity investments of $983,942 during the first six months ended June 30, 2018, which is attributable to unfavorable market conditions. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

For the six months ended June 30, 2018, we recorded loss and loss adjustment expenses of $3,012,715 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $4,670,878. For the six months ended June 30, 2017, we recorded loss and loss adjustment expenses of $2,580,735 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of 4,001,139. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first six months of 2018 compared to the corresponding period in 2017.

We recorded policy acquisition costs of $1,728,149 for the six months ended June 30, 2018 compared to $1,480,015 for the same period in 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2018 and 2017 were 37% of the net premiums earned under the Reinsurance Agreement of $4,670,878 and $4,001,139, respectively.

We expensed operating and management expenses of $3,358,633 for the six months ended June 30, 2018 compared to $2,768,472 for the same period in 2017, an increase of $590,161 or 21.3%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2018 and the last six months of 2017 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2018 compared to 2017.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,172,943	$2,759,123	$7,932,066
Total losses and expenses	5,476,206	2,623,291	8,099,497
Segment income	(303,263)	135,832	(167,431)
Identifiable assets	—	434,451	434,451

	As of and for the Six Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,087,326	$2,389,408	$7,476,734
Total losses and expenses	4,706,949	2,122,273	6,829,222
Segment income	380,377	267,135	647,512
Identifiable assets	—	228,452	228,452

Three months ended June 30, 2018 compared to three months ended June 30, 2017

We recorded net income of $147,736 during the second quarter of 2018 compared to net income of $216,411 for the same period in 2017. The decrease in net income was mainly attributable to an increase in operating and management expenses of $336,879 - from $1,382,088 in the second quarter of 2017 to $1,718,967 in the second quarter of 2018. This was partially offset by the increase in commission income of $155,410 - from $1,172,819 in the second quarter of 2017 to $1,328,229 in the second quarter of 2018 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the second quarter of 2018 were $2,535,703 compared to $2,208,528 for the second quarter of 2017, an increase of $327,175 or 14.8%. The net premiums earned during the quarters ended June 30, 2018 and 2017 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended June 30, 2018 and 2017, we recorded commission income under the Agency Agreement of $1,328,229 and $1,172,819, respectively, an increase of $155,410 or 13.3%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2018.

We recorded net investment income of $87,224 for the quarter ended June 30, 2018 compared to $85,493, for the quarter ended June 30, 2017. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2018 compared to the same period in 2017. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended June 30, 2018, compared to the 1.1% yield earned for the quarter ended June 30, 2017.

We recorded net realized and unrealized gains on investments of $489,346 during the quarter ended June 30, 2018 compared to net realized gains of $373,316 during the quarter ended June 30, 2017, an increase of $116,030 or 31.1%. The increase was primarily related to increased sales of equity securities in an unrealized gain position compared to 2017. This increase was partially offset by the decrease in the fair value of our equity investments of $171,834 during the quarter ended June 30, 2018, which was attributable to unfavorable market conditions. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

For the quarter ended June 30, 2018, we recorded loss and loss adjustment expenses of $1,635,527 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,535,703. For the quarter ended June 30, 2017, we recorded loss and loss adjustment expenses of $1,424,500 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,208,528. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the second quarter of 2018 compared to the corresponding period in 2017.

We recorded policy acquisition costs of $938,272 in the second quarter of 2018 compared to $817,157 for the same period in 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2018 and 2017 were 37% of the net premiums earned under the Reinsurance Agreement of $2,535,703 and $2,208,528, respectively.

We incurred operating and management expenses of $1,718,967 in the second quarter 2018 compared to $1,382,088 for the same period in 2017, an increase of $336,879 or 24.4%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2017 and 2018 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2018 compared to 2017.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,111,320	$1,329,182	$4,440,502
Total losses and expenses	2,965,285	1,327,481	4,292,766
Segment income	146,035	1,701	147,736
Identifiable assets	—	434,451	434,451

	As of and for the Three Months Ended June 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,666,576	$1,173,580	$3,840,156
Total losses and expenses	2,602,896	1,020,849	3,623,745
Segment income (loss)	63,680	152,731	216,411
Identifiable assets	—	228,452	228,452

FINANCIAL CONDITION

As of June 30, 2018, our total investments were $29,367,320, a decrease of $648,004 or 2.2%, from $30,015,324 at December 31, 2017. This decrease was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions and to the maturity of fixed maturity investments, the proceeds of which were not immediately reinvested. The cash and cash equivalents balance increased from $5,008,138 at December 31, 2017 to $5,661,561 at June 30, 2018, an increase of $653,423 or 13%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $710,818 at December 31, 2017 to $1,003,359 at June 30, 2018, an increase of $292,541 or 41.2%. The increase was due to the timing of sales and maturities of investments held as restricted cash at June 30, 2018 that have been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2018 was 1.49:1, compared to a ratio of 1.62:1 at December 31, 2017.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of June 30, 2018, the balance was $2,799,732 compared to $2,375,629 as of December 31, 2017. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2018.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of June 30, 2018, the balance was $2,150,494 compared to $1,883,879 as of December 31, 2017. This balance fluctuates due to the timing of losses being reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,622,676 at December 31, 2017 to $2,001,225 at June 30, 2018. The increase in deferred policy acquisition costs in 2018 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,858,220 at June 30, 2018 compared to $1,682,301 as of December 31, 2017. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. The increase in the balance was partially attributable to the annual director fee payments to the Company’s directors made in June 2018 relating to the period from June 1, 2018 to May 31, 2019.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $4,610,781 at December 31, 2017 to $4,754,560 at June 30, 2018, an increase of $143,779 or 3.1%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $35,734,280 at December 31, 2017 to $36,032,240 at June 30, 2018, an increase of $297,960 or 1%. The net increase resulted primarily from positive cash inflows derived from net investment activities and net premiums received under the Reinsurance Agreement in the amount of $1,036,894, partially offset by unfavorable market conditions.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June 30, 2018, no such transactions occurred. From inception through June 30, 2018, Investco had repurchased 201,069 common shares from shareholders who had died or retired for a total purchase price of $5,687,643. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through June 30, 2018, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2018, no such transactions occurred.

Cash Dividends

We paid dividends of $0.50 per share during the second quarter of 2018, which amounted to total ordinary cash dividends of $322,162. The dividends paid in 2018 have been reduced by $8,745, which represents a write-back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $22.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $29.49 per share as of June 30, 2018. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018

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

Dated: August 10, 2018	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)