Form 10-Q
period 2018-09-30
AMERINST INSURANCE GROUP LTD
filed 2018-11-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018.

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

As of November 1, 2018, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $14,523,210 and $14,574,417)	$14,251,513	$14,510,627
Equity securities, at fair value (cost $12,042,927 and $10,411,747)	16,596,360	15,504,697

TOTAL INVESTMENTS	30,847,873	30,015,324
Cash and cash equivalents	4,891,898	5,008,138
Restricted cash and cash equivalents	735,777	710,818
Assumed reinsurance premiums receivable	2,868,769	2,375,629
Accrued investment income	89,015	83,345
Property and equipment	636,500	316,066
Deferred policy acquisition costs	2,031,461	1,622,676
Prepaid expenses and other assets	1,878,771	1,682,301

TOTAL ASSETS	$43,980,064	$41,814,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$12,601,969	$11,228,507
Unearned premiums	5,489,945	4,385,354
Assumed reinsurance payable	1,940,182	1,883,879
Accrued expenses and other liabilities	4,460,250	4,610,781

TOTAL LIABILITIES	$24,492,346	$22,108,521

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2018 and 2017: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,342,150	6,323,450
Retained earnings	20,863,976	15,812,419
Accumulated other comprehensive income	(271,697)	5,029,160
Shares held by Subsidiary (348,606 and 350,930 shares) at cost	(8,441,964)	(8,454,506)

TOTAL SHAREHOLDERS’ EQUITY	19,487,718	19,705,776

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,980,064	$41,814,297

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
REVENUE
Net premiums earned	$7,224,922	$6,235,045	$2,554,044	$2,233,906
Commission income	4,091,561	3,551,532	1,334,352	1,163,669
Net investment income	267,908	306,002	92,215	69,842
Net realized gain on investments	895,340	1,128,344	567,054	276,772

TOTAL REVENUE	12,479,731	11,220,923	4,547,665	3,744,189

LOSSES AND EXPENSES
Losses and loss adjustment expenses	4,660,077	4,022,703	1,647,362	1,441,968
Policy acquisition costs	2,673,143	2,306,793	944,994	826,778
Operating and management expenses	4,874,487	4,138,855	1,515,854	1,370,383

TOTAL LOSSES AND EXPENSES	12,207,707	10,468,351	4,108,210	3,639,129

NET INCOME BEFORE TAX	272,024	752,572	439,455	105,060
Income tax expense	—	—	—	—
NET INCOME AFTER TAX	$272,024	$752,572	$439,455	$105,060

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(207,907)	2,015,649	(18,529)	720,612
Reclassification adjustment for gains included in net income	—	(1,128,344)	—	(276,772)

OTHER COMPREHENSIVE (LOSS) INCOME	(207,907)	887,305	(18,529)	443,840

COMPREHENSIVE INCOME	$64,117	$1,639,877	$420,926	$548,900

RETAINED EARNINGS, BEGINNING OF PERIOD	$15,812,419	$15,379,345	$20,424,521	$15,722,938
Net income	272,024	752,572	439,455	105,060
Dividends	(313,417)	(303,919)	—	—
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	5,092,950	—	—	—

RETAINED EARNINGS, END OF PERIOD	$20,863,976	$15,827,998	$20,863,976	$15,827,998

Per share amounts
Net Income per share
Basic	$0.42	$1.16	$0.68	$0.16
Diluted	$0.42	$1.16	$0.68	$0.16

Dividends	$0.50	$0.50	$0.00	$0.00

Weighted average number of shares outstanding for the entire period
Basic	645,485	647,922	646,647	649,196
Diluted	648,167	651,541	648,605	651,071

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$861,395	$1,197,664

INVESTING ACTIVITIES
Purchases of property and equipment	(396,674)	(91,544)
Purchases of available-for-sale securities	(6,035,248)	(6,448,153)
Proceeds from sales of available-for-sale securities	3,419,578	4,144,366
Proceeds from redemptions of hedge fund investments	3,085	75,160
Proceeds from redemptions of fixed maturity investments	—	691,540
Proceeds from maturities of fixed maturity investments	2,370,000	1,450,000

Net Cash used in provided by Investing Activities	(639,259)	(178,631)

FINANCING ACTIVITIES
Dividends paid	(313,417)	(303,919)

Net Cash used in Financing Activities	(313,417)	(303,919)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(91,281)	715,114
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$5,718,956	$4,655,101

CASH, CASH EQUIVALENTS AND CASH EQUIVALENTS AT END OF PERIOD	$5,627,675	$5,370,215

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact of the adoption of this ASU, but we do not currently expect that adoption of this ASU will likely have a material impact on our consolidated financial statements.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2018 and December 31, 2017 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2018
Fixed maturity investments:
U.S. government agency securities	$6,440,955	$—	$(104,934)	$6,336,021
Obligations of states and political subdivisions	1,915,053	4,220	(17,162)	1,902,111
Corporate debt securities	6,167,202	—	(153,821)	6,013,381

Total fixed maturity investments	14,523,210	4,220	(275,917)	14,251,513

Equity securities	12,037,570	4,782,643	(230,731)	16,589,482
Hedge fund	5,357	1,521	—	6,878

Total equity securities	12,042,927	4,784,164	(230,731)	16,596,360

Total investments	$26,566,137	$4,788,384	$(506,648)	$30,847,873

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$4,394,864	$948	$(15,312)	$4,380,500
Obligations of states and political subdivisions	3,984,633	18,065	(9,565)	3,993,133
Corporate debt securities	6,194,920	367	(58,293)	6,136,994

Total fixed maturity investments	14,574,417	19,380	(83,170)	14,510,627

Equity securities	10,403,952	5,098,001	(8,749)	15,493,204
Hedge fund	7,795	3,698	—	11,493

Total equity securities	10,411,747	5,101,699	(8,749)	15,504,697

Total investments	$24,986,164	$5,121,079	$(91,919)	$30,015,324

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2018
Fixed maturity investments:
U.S. government agency securities	$427,154	$(22,257)	$5,908,868	$(82,677)	$6,336,022	$(104,934)
Obligations of states and political subdivisions	766,715	(16,696)	340,894	(466)	1,107,609	(17,162)
Corporate debt securities	2,730,492	(101,328)	3,282,888	(52,493)	6,013,380	(153,821)

Total fixed maturity investments	3,924,361	(140,281)	9,532,650	(135,636)	13,457,011	(275,917)

Equity securities	76,535	(4,847)	815,746	(225,884)	892,281	(230,731)
Hedge fund	—	—	—	—	—	—

Total equity securities	76,535	(4,847)	815,746	(225,884)	892,281	(230,731)

Total investments	$4,000,896	$(145,128)	$10,348,396	$(361,520)	$14,349,292	$(506,648)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$3,424,024	$(15,312)	$3,424,024	$(15,312)
Obligations of states and political subdivisions	—	—	1,286,103	(9,565)	1,286,103	(9,565)
Corporate debt securities	2,794,836	(51,149)	1,974,024	(7,144)	4,768,860	(58,293)

Total fixed maturity investments	2,794,836	(51,149)	6,684,151	(32,021)	9,478,987	(83,170)

Equity securities	—	—	207,701	(8,749)	207,701	(8,749)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	207,701	(8,749)	207,701	(8,749)

Total investments	$2,794,836	$(51,149)	$6,891,852	$(40,770)	$9,686,688	$(91,919)

As of September 30, 2018 and December 31, 2017, there were 49 and 29 securities in an unrealized loss position with an estimated fair value of $14,349,292 and $9,686,688, respectively. As of September 30, 2018 and December 31, 2017, 12 and seven of these securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2018 and December 31, 2017, none of these securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these securities for a sufficient period of time for the value to recover and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2018. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2018, the Company did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2018 and December 31, 2017, relating to 36 and 23 fixed maturity securities, amounted to $275,917 and $83,170, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2018, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2018 and December 31, 2017 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2017. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2018 and December 31, 2017:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2018
U.S. government agency securities	$6,336,021	$6,336,021	$—	$6,336,021	$—
Obligations of U.S. state and political subdivisions	1,902,111	1,902,111		1,902,111
Corporate debt securities	6,013,381	6,013,381		6,013,381

Total fixed maturity investments	14,251,513	14,251,513

Equity securities (excluding the hedge fund)	16,589,482	16,589,482	16,589,482

Total equity securities (excluding the hedge fund)	16,589,482	16,589,482

Hedge fund measured at net asset value (a)	6,878	6,878

Total investments	$30,847,873	$30,847,873	$16,589,482	$14,251,513	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value (a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

(a)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the balance sheets.

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
As of September 30, 2018
Due in one year or less	$3,085,969	$3,079,224
Due after one year through five years	10,912,590	10,654,028
Due after five years through ten years	—	—
Due after ten years	524,651	518,261

Total	$14,523,210	$14,251,513

	Amortized Cost	Estimated Fair Value
As of December 31, 2017
Due in one year or less	$1,970,793	$1,971,237
Due after one year through five years	10,852,417	10,805,684
Due after five years through ten years	1,215,724	1,200,086
Due after ten years	535,483	533,620

Total	$14,574,417	$14,510,627

Information on sales and maturities of investments during the nine months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Total proceeds on sales of available-for-sale securities	$3,419,578	$4,144,366
Proceeds from redemptions of hedge fund investments	3,085	75,160
Proceeds from redemptions of fixed maturity investments	—	691,540
Total proceeds from maturities of fixed maturity investments	2,370,000	1,450,000
Gross gains on sales	1,448,841	1,245,755
Gross losses on sales	(13,983)	(18,493)
Impairment losses	—	(98,918)
Net unrealized losses on equity investments (1)	(539,518)	—

Net realized and unrealized gain (loss) on investments	$895,340	$1,128,344

Information on sales and maturities of investments during the three months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Total proceeds on sales of available-for-sale securities	$489,440	$1,115,439
Proceeds from redemptions of hedge fund investments	—	22,692
Proceeds from redemptions of fixed maturity investments	—	80,000
Total proceeds from maturities of fixed maturity investments	400,000	500,000
Gross gains on sales	135,997	366,562
Gross losses on sales	(13,367)	(16,144)
Impairment losses	—	(73,646)
Net unrealized losses on equity investments (1)	444,424	—

Net realized and unrealized gain (loss) on investments	$567,054	$276,772

(1)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net realized and unrealized gain (loss) on investment.

Net Investment Income

Major categories of net investment income during the nine months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017
Interest earned:
Fixed maturity investments	$249,287	$187,541
Short term investments and cash and cash equivalents	10,876	14,488
Dividends earned	116,432	213,358
Investment expenses	(108,687)	(109,385)

Net investment income	$267,908	$306,002

Major categories of net investment income during the three months ended September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018	September 30, 2017
Interest earned:
Fixed maturity investments	$83,688	$64,440
Short term investments and cash and cash equivalents	5,287	3,139
Dividends earned	40,362	39,497
Investment expenses	(37,122)	(37,234)

Net investment income	$92,215	$69,842

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2018 and 2017:

	2018	2017
Liability—beginning of period	$11,228,507	$8,941,991
Incurred related to:
Current year	4,660,077	4,022,703
Prior years	—	—

Total incurred	4,660,077	4,022,703

Paid related to:
Current year	(202,620)	(187,963)
Prior years	(3,083,995)	(2,198,297)

Total paid	(3,286,615)	(2,386,260)

Liability—end of period	$12,601,969	$10,578,434

As incurred losses for the nine months ended September 30, 2018 are derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2018 and 2017.

	As of and for the Nine Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,385,269	$4,094,462	$12,479,731
Total losses and expenses	8,318,960	3,888,747	12,207,707
Segment income	66,309	205,715	272,024
Identifiable assets	—	636,500	636,500

	As of and for the Nine Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,667,097	$3,553,826	$11,220,923
Total losses and expenses	7,331,376	3,136,975	10,468,351
Segment income	335,721	416,851	752,572
Identifiable assets	—	269,789	269,789

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2018 and 2017.

	As of and for the Three Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,326	$1,335,339	$4,547,665
Total losses and expenses	2,842,754	1,265,456	4,108,210
Segment income	369,572	69,883	439,455
Identifiable assets	—	636,500	636,500

	As of and for the Three Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,579,771	$1,164,418	$3,744,189
Total losses and expenses	2,624,427	1,014,702	3,639,129
Segment (loss) income	(44,656)	149,716	105,060
Identifiable assets	—	269,789	269,789

5. STOCK COMPENSATION

Protexure Insurance Agency Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the nine months ended September 30, 2018, 1,477 phantom shares were granted, arising from the dividends declared on the Company’s common shares. During the three months ended September 30, 2018, no phantom shares were granted. 87,638 phantom shares were outstanding at September 30, 2018.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2018.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments, which began on March 3, 2018. As of September 30, 2018, there were 7,000 option grants fully vested and exercisable. To date, the Company recognized $47,230 of compensation expense for these stock options.

During the quarter ended March 31, 2018, 7,000 stock options were granted to five Protexure employees at a strike price of $30.58, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2017. These options vest in five equal annual installments beginning on January 1, 2019. During the nine months ended September 30, 2018, the Company recognized $7,668 of compensation expense for these stock options.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $8,385,269 and $4,094,462, respectively, for the nine months ended September 30, 2018 compared to $7,667,097 and $3,553,826, respectively, for the nine months ended September 30, 2017. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2018.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

We recorded a net income of $272,024 for the nine months ended September 30, 2018 compared to net income of $752,572 for the same period in 2017. The decrease in net income was mainly attributable to an increase in operating and management expenses of $735,632—from $4,138,855 for the nine months ended September 30, 2017 to $4,874,487 for the nine months ended September 30, 2018 and to the decrease in net realized and unrealized gains on investments of $233,004—from $1,128,344 for the nine months ended September 30, 2017 to $895,340 for the nine months ended September 30, 2018, as discussed in further detail below. This was partially offset by the increase in commission income of $540,029—from $3,551,532 for the nine months ended September 30, 2017 to $4,091,561 for the nine months ended September 30, 2018 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the nine months ended September 30, 2018 were $7,224,922 compared to $6,235,045 for the nine months ended September 30, 2017, an increase of $989,877 or 15.9%. The net premiums earned for the nine months ended September 30, 2018 and 2017 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2018 compared to the same period in 2017 resulted from increased cessions from C&F in 2018, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the nine months ended September 30, 2018 and 2017, we recorded commission income under the Agency Agreement of $4,091,561 and $3,551,532, respectively, an increase of $540,029 or 15.2%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2018 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of $267,908 for the nine months ended September 30, 2018 compared to $306,002 for the nine months ended September 30, 2017. The decrease in net investment income was primarily due to the decrease in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during the nine months of 2017 compared to the same period in 2018. This decrease was partially offset by the increase in net interest earned , which was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the first nine months of 2018 compared to the same period in 2017. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the nine months ended September 30, 2018, compared to the 1.2% yield earned for the nine months ended September 30, 2017.

We recorded net realized and unrealized gains on investments of $895,340 during the nine months ended September 30, 2018 compared to net realized gains of $1,128,344 during the nine months ended September 30, 2017, a decrease of $233,004 or 20.7%. The decrease was primarily related to the decrease in the fair value of our equity investments of $539,518 during the first nine months ended September 30, 2018, which is attributable to unfavorable market conditions. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

For the nine months ended September 30, 2018, we recorded loss and loss adjustment expenses of $4,660,077 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $7,224,922. For the nine months ended September 30, 2017, we recorded loss and loss adjustment expenses of $4,022,703 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $6,235,045. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first nine months of 2018 compared to the corresponding period in 2017.

We recorded policy acquisition costs of $2,673,143 for the nine months ended September 30, 2018 compared to $2,306,793 for the same period in 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2018 and 2017 were 37% of the net premiums earned under the Reinsurance Agreement of $7,224,922 and $6,235,045, respectively.

We expensed operating and management expenses of $4,874,487 for the nine months ended September 30, 2018 compared to $4,138,855 for the same period in 2017, an increase of $735,632 or 17.8%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2018 and the last three months of 2017 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2018 compared to 2017.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,385,269	$4,094,462	$12,479,731
Total losses and expenses	8,318,960	3,888,747	12,207,707
Segment income	66,309	205,715	272,024
Identifiable assets	—	636,500	636,500

	As of and for the Nine Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,667,097	$3,553,826	$11,220,923
Total losses and expenses	7,331,376	3,136,975	10,468,351
Segment income	335,721	416,851	752,572
Identifiable assets	—	269,789	269,789

Three months ended September 30, 2018 compared to three months ended September 30, 2017

We recorded net income of $439,455 during the third quarter of 2018 compared to net income of $105,060 for the same period in 2017. The increase in net income was mainly attributable the increase in commission income of $170,683—from $1,163,669 in the third quarter of 2017 to $1,334,352 in the third quarter of 2018 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in net realized and unrealized gains on investments of $290,282—from $276,772 in the third quarter of 2017 to $567,054 in the third quarter of 2018, as discussed in further detail below. This was partially offset by the increase in operating and management expenses of $145,471—from $1,370,383 in the third quarter of 2017 to $1,515,854 in the third quarter of 2018.

Our net premiums earned for the third quarter of 2018 were $2,554,044 compared to $2,233,906 for the third quarter of 2017, an increase of $320,138 or 14.3%. The net premiums earned during the quarters ended September 30, 2018 and 2017 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2018 and 2017, we recorded commission income under the Agency Agreement of $1,334,352 and $1,163,669, respectively, an increase of $170,683 or 14.7%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2018.

We recorded net investment income of $92,215 for the quarter ended September 30, 2018 compared to $69,842, for the quarter ended September 30, 2017. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the third quarter of 2018 compared to the same period in 2017. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.0% for the quarter ended September 30, 2018, compared to the .8% yield earned for the quarter ended September 30, 2017.

We recorded net realized and unrealized gains on investments of $567,054 during the quarter ended September 30, 2018 compared to net realized gains of $276,772 during the quarter ended September 30, 2017, an increase of $290,282 or 104.9%. The increase was primarily related to the increase in the fair value of our equity investments of $444,424 during the quarter ended September 30, 2018, which was attributable to favorable market conditions. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

For the quarter ended September 30, 2018, we recorded loss and loss adjustment expenses of $1,647,362 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,554,044. For the quarter ended September 30, 2017, we recorded loss and loss adjustment expenses of $1,441,968 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,233,906. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the third quarter of 2018 compared to the corresponding period in 2017.

We recorded policy acquisition costs of $944,994 in the third quarter of 2018 compared to $826,778 for the same period in 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2018 and 2017 were 37% of the net premiums earned under the Reinsurance Agreement of $2,554,044 and $2,233,906, respectively.

We incurred operating and management expenses of $1,515,854 in the third quarter 2018 compared to $1,370,383 for the same period in 2017, an increase of $145,471 or 10.6%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2017 and 2018 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2018 compared to 2017.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,326	$1,335,339	$4,547,665
Total losses and expenses	2,842,754	1,265,456	4,108,210
Segment income	369,572	69,883	439,455
Identifiable assets	—	636,500	636,500

	As of and for the Three Months Ended September 30, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,579,771	$1,164,418	$3,744,189
Total losses and expenses	2,624,427	1,014,702	3,639,129
Segment (loss) income	(44,656)	149,716	105,060
Identifiable assets	—	269,789	269,789

FINANCIAL CONDITION

As of September 30, 2018, our total investments were $30,847,873, an increase of $832,549 or 2.8%, from $30,015,324 at December 31, 2017. This increase was primarily due to the purchase of additional fixed income and equity securities with both net premiums received under the Reinsurance Agreement and positive cash inflows derived from net investment income. This was partially offset by the decrease in the fair value of certain equity securities as a result of unfavorable market conditions. The cash and cash equivalents balance decreased from $5,008,138 at December 31, 2017 to $4,891,898 at September 30, 2018, a decrease of $116,240 or 2.3%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $710,818 at December 31, 2017 to $735,777 at September 30, 2018, an increase of $24,959 or 3.5%. The increase was due to the timing of sales and maturities of investments held as restricted cash at September 30, 2018 that have been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2018 was 1.49:1, compared to a ratio of 1.62:1 at December 31, 2017.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of September 30, 2018, the balance was $2,868,769 compared to $2,375,629 as of December 31, 2017. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2018.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of September 30, 2018, the balance was $1,940,182 compared to $1,883,879 as of December 31, 2017. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,622,676 at December 31, 2017 to $2,031,461 at September 30, 2018. The increase in deferred policy acquisition costs in 2018 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,878,771 at September 30, 2018 compared to $1,682,301 as of December 31, 2017. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. The increase in the balance was partially attributable to the annual director fee payments to the Company’s directors made in June 2018 relating to the period from June 1, 2018 to May 31, 2019.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $4,610,781 at December 31, 2017 to $4,460,250 at September 30, 2018, a decrease of $150,531 or 3.3%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $35,734,280 at December 31, 2017 to $36,475,548 at September 30, 2018, an increase of $741,268 or 2.1%. The net increase resulted primarily from positive cash inflows derived from net investment activities and net premiums received under the Reinsurance Agreement in the amount of $1,541,815, partially offset by unfavorable market conditions.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2018, no such transactions occurred. From inception through September 30, 2018, Investco had repurchased 201,069 common shares from shareholders who had died or retired for a total purchase price of $5,687,643. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through September 30, 2018, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2018, no such transactions occurred.

Cash Dividends

We paid dividends of $0.50 per share during the second quarter of 2018, which amounted to total ordinary cash dividends of $322,162. The dividends paid in 2018 have been reduced by $8,745, which represents a write-back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $22.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $30.14 per share as of September 30, 2018. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 14, 2018	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)