Form 10-K
period 2018-12-31
AMERINST INSURANCE GROUP LTD
filed 2019-03-29
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

As of March 1, 2019, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $19,066,792 based on book value as of June 30, 2018.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 6, 2019	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2018

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we”, “our” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “Protexure” means Protexure Insurance Agency, Inc. (formerly AmerInst Professional Services, Limited), a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “Investco” means AmerInst Investment Company, Ltd., a wholly owned subsidiary of AMIC Ltd. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $8,258,126 and $5,507,405 for the year ended December 31, 2018 compared to $10,664,947 and $4,782,921 for the year ended December 31, 2017, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2018.

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

Third-party Managers and Service Providers

Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2019 and ending December 31, 2019. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited.

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

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Allied World and State Bar programs. The primary differentiating factors among the competition in our industry are price and quality of service. We believe that our focus on providing high-quality online or internet based service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

Licensing and Regulation

AmerInst, through its wholly owned subsidiary, AMIC Ltd., is subject to regulation as an insurance company under the laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

Protexure, a subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms has regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such:

•

is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) 25% of the enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. In 2016, the BMA implemented an Economic Balance Sheet (“EBS”) framework which was used as the basis to determine the ECR. AMIC Ltd.’s required and available statutory capital and surplus as at December 31, 2018 are based on this EBS framework.

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

•

is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital, or from reducing by 25% of more its total statutory capital and surplus, as set out in its previous year’s financial statements.

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

The Insurance Act also provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the

BMA, do not automatically qualify such as advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined). Based upon the foregoing, the investment by AMIC Ltd. in an investment subsidiary, Investco, requires the specific approval of the BMA for classification as a relevant asset, which approval was received up to an amount sufficient to meet the minimum liquidity ratio, but not exceeding $11,000,000.

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

As a Bermuda insurer, we are required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our Principal Representative in Bermuda is Citadel Management Bermuda Limited and our principal office is c/o Citadel Management Bermuda Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda. An insurer may only terminate the appointment of its Principal Representative for a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ advance notice in writing of its intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming the Principal Representative’s knowledge, or having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to the Principal Representative within 14 days. Examples of such an “event” include, but are not limited to, failure by the insurer to substantially comply with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

Except for business related to Protexure, our business is conducted from our principal office in Hamilton, Bermuda. We manage our investments, directly and through AMIC Ltd., through independent investment advisors in the U.S. or other investment markets as needed and appropriate. We do not operate as an investment manager or as a broker-dealer requiring registration under investment advisory or securities broker regulations in the U.S., Bermuda or otherwise. The directors and officers of AMIC Ltd. negotiate reinsurance treaties for acceptance in Bermuda. Among other matters, the following business functions are conducted from our Bermuda offices: (i) communications with our shareholders, including financial reports; (ii) communications with the general public of a nature other than advertising; (iii) solicitation of the sale by us or any of our subsidiaries of shares in any of such entities; (iv) accepting subscriptions of new shareholders of the Company; (v) maintenance of principal corporate records and original books of account; (vi) audit of original books of account; (vii) disbursement of funds in payment of dividends, claims, legal fees, accounting fees, and officers’ and directors’ fees; (viii) arrangement for the meetings of our shareholders and directors and shareholders and directors of our subsidiaries; and (ix) execution of repurchases of our shares and shares of our subsidiaries. Except for the Protexure office, we do not maintain an office or place of business in the United States.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. As of December 31, 2018, approximately $18.4 million was available for the declaration of dividends to shareholders. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2018 and 2017 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748
December 31, 2017	$1,716,466	$37,271,440	$28,045,967	$28,045,967

As stated above, AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio, but not exceeding $11,000,000.

Customers

Our only sources of income, other than our investment portfolio, are our Agency Agreement and Reinsurance Agreement. Without such agreements, we believe current levels of investment income would provide enough revenue to continue operations while we evaluated other reinsurance and insurance opportunities.

Employees

At December 31, 2018, Protexure had 28 employees, 27 full-time salaried employees and one employee who is paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 4 of this Annual Report on Form 10-K for further information.

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last two years, and loss reserve development as of the end of each of the last 10 years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, and Note 6 to our Consolidated Financial Statements.

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

We have incurred net losses before net realized gains (losses) in investments and taxes in 2018 and 2017 and may incur further net losses before net realized gains (losses) in investments and taxes if we are unable to generate significant net income under our existing agency and reinsurance agreements.

We incurred net losses before net realized gains (losses) on investments and taxes of $0.6 million and $0.9 million for the years ended December 31, 2018 and December 31, 2017, respectively, due mainly to the costs incurred in the development of and implementation of our business plan.

In 2009, Protexure entered into the Agency Agreement with C&F pursuant to which C&F appointed Protexure as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also in 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

While these agreements were profitable for Protexure in 2018 on a stand-alone basis, we still incurred a consolidated net loss of $115,709, primarily due to a net realized and unrealized loss on investments of approximately $2.2 million as a result of adverse market conditions at the end of 2018. If we are unable to increase Protexure’s profitability under the Agency Agreement and Reinsurance Agreement in future periods and unfavorable market conditions continue, we may continue to incur net losses, which could adversely affect our financial condition.

If our agreements with C&F are terminated or C&F chooses not to renew them, our ability to generate revenue would be adversely affected.

We anticipate that the great majority of our revenue in the near future will be derived from (i) the commissions earned by Protexure, a wholly owned subsidiary of Mezco which is a wholly owned subsidiary of

AmerInst, through the Agency Agreement with C&F and (ii) the reinsurance activity under the Reinsurance Agreement between AMIC Ltd., our wholly owned subsidiary, and C&F. Therefore if C&F should terminate or choose not to renew one or both of those agreements or should renew them on terms less favorable to us, our ability to generate revenue may be adversely affected.

Our Bermuda entities could become subject to regulation or taxation in the United States.

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our revenue is derived from (i) commissions earned by Protexure, our Illinois subsidiary, through the Agency Agreement with C&F and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of insurance companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, inquiries or challenges to our insurance and reinsurance activities could be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

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

The professional liability insurance industry is volatile and often sees fluctuations both in the frequency and severity of claims, particularly severity. This is aggravated by the casualty insurance cycle, which over a period of years varies from a hard market with high or increasing premiums charged for risk, to a soft market with low or decreasing premiums being charged. The combination of volatility and insurance cycle variation results in a high degree of unpredictability of underwriting results from year to year. As a reinsurer, we are directly influenced by the premium competition in the primary market, and as a quota share reinsurer, we are directly dependent on the underwriting results of our cedants. Consequently, our revenue could be adversely affected by factors beyond our control, including those described in this report and other factors.

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

The success of our business plan is dependent upon our ability to retain Protexure senior executives and other qualified Protexure employees. In 2009, Protexure entered into an employment agreement with Mr. Kyle

Nieman, President and CEO of Protexure. Mr. Nieman has more than 35 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and Protexure’s key employees did not renew their relationships with Protexure, or would do so only upon terms that were not acceptable to Protexure, our business could be harmed.

The impact of Bermuda being named on the EU’s list of non-cooperative tax jurisdictions could have an adverse effect on our results of operations.

In March 2019 the Council of the European Union added Bermuda to its list of non-cooperative jurisdictions for tax purposes (the “EU Blacklist”). The nature and scope of the sanctions that may be applied as a result of Bermuda being included in the EU Blacklist is still being considered. Sanctions that the EU has recommended Member States adopt include increased auditing of taxpayers using structures or arrangements involving listed jurisdictions and the imposition of withholding taxes on payments made to such jurisdictions. As a result, there is a risk that possible further legislative changes and the imposition of sanctions in circumstances resulting from Bermuda’s inclusion on the EU Blacklist, could result in increased compliance or other costs for us, which could adversely affect our results of operation.

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

In order to limit the effect on our financial condition of large and multiple losses, AMIC Ltd. may, in the future, seek reinsurance for its own account. From time to time, market conditions have limited the availability of reinsurance, and in some cases have prevented insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. If AMIC Ltd. is unable to obtain the desired amounts of reinsurance, or, if it is able to obtain such reinsurance only on terms not sufficiently favorable to operate profitably, we could be adversely affected.

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

Despite the security measures taken by Citadel Management Bermuda Limited, our management company, Protexure and our consultants and other third parties with whom we share information, our or their information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Additionally, many companies have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or those of third parties with whom we share information, could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, increase our costs, and cause losses. Additionally, any unauthorized access, disclosure or other loss of information could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties and damage our reputation, which could adversely affect our business.

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

Investco, our subsidiary, currently owns approximately 36.69% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco are deemed issued and outstanding and can be voted by Investco at the direction of Investco’s board of directors, which is effectively controlled by our board of directors which, consequently, may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

Protexure leases office space in Lisle, Illinois under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. Minimum lease payments, subsequent to December 31, 2018, are as follows:

2019	$106,872
2020	109,828

$216,700

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Currently, there is no public market for our common stock, but we have historically caused Investco to purchase shares from our shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has historically been set to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized Investco to purchase shares on a negotiated case-by-case basis, and Investco has typically negotiated share repurchases when requested by our shareholders.

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

The Bermuda Monetary Authority has authorized Investco to purchase our common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2018, Investco had purchased an aggregate of 217,661 common shares from shareholders who had died or retired for a total aggregate purchase price of $6,186,730. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2018	—	—	—	N/A
November 2018	—	—	—	N/A
December 2018	16,592	$30.08	16,592	N/A
Total	16,592	$30.08	16,592	N/A

(1)	It is our policy to limit Investco’s repurchase of our common stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2018, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2018.

During 2018, the directors of AmerInst were granted 2,324 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of December 31, 2018, there were 1,612 holders of record of our common shares. During 2018 and 2017, we paid total ordinary cash dividends of $322,162 and $323,323, respectively, which represented a single annual dividend of $0.50 per share. During 2018, the dividend amount paid was reduced by $8,745, which represented a write back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. During 2017 the dividend amount paid was reduced by $19,404, which represented a write back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to provide insurance protection for professional service firms and engage in investment activities. Through Protexure, we act as an agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. We conduct our reinsurance business through AMIC Ltd., our wholly owned subsidiary, which is a registered insurer in Bermuda. We are prepared, subject to obtaining the required licenses and registrations, to act as a direct issuer of accountants’ professional liability insurance policies. Our investment portfolio is held in and managed by Investco, which is a subsidiary of AMIC Ltd.

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

Our reinsurance segment had revenues of $8,258,126 for the year ended December 31, 2018 and $10,644,947 for the year ended December 31, 2017. Total losses and expenses for this segment were $11,527,532 for the year ended December 31, 2018 and $10,284,179 for the year ended December 31, 2017. This resulted in a segment (loss) income of $(3,269,406) and $360,768 for the years ended December 31, 2018 and 2017, respectively.

Our insurance segment had revenues of $5,507,405 for the year ended December 31, 2018 and $4,782,921 for the year ended December 31, 2017. Operating and management expenses were $5,055,104 for the year ended December 31, 2018 and $4,514,036 for the year ended December 31, 2017. Tax benefits for this segment were $2,701,396 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017. This resulted in segment income of $3,153,697 and $268,885 for the years ended December 31, 2018 and 2017, respectively.

Our results of operations for the years ended December 31, 2018 and December 31, 2017 are discussed in greater detail below.

We operate our business with no material long-term debt, no capital lease obligations, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. Our access to operating cash flows is primarily through the payment of dividends from our subsidiaries.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in our financial statements include but are not limited to the liability for loss and loss adjustment expenses and other than temporary impairment of investments.

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2018. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2018, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $9.3 million, the high estimate was $14.8 million, and the central estimate was $12.0 million. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, we selected reserves of $12,989,260 as of December 31, 2018, which is marginally greater than the midpoint of the central estimate of our independent actuary.

Other than Temporary Impairment of Investments

Declines in the fair value of fixed income investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed income investments are other than temporary. The risks and uncertainties include our intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a fixed income security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed income security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the fixed income security. The fair value of the impaired fixed income investment becomes its new cost basis.

Income Taxes

Certain of our subsidiaries operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that all or some portion of deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.

We recognize a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized.

Results of Operations

We recorded a net loss of $115,709 in 2018 compared to net income of $629,653 in 2017. The decrease in net income was mainly attributable to an increase in operating and management expenses of $626,440—from $5,971,764 for the year ended December 31, 2017 to $6,598,204 for the year ended December 31, 2018 and to the decrease in realized and unrealized gain on investments of $3,804,350—from a gain of $1,555,178 for the year ended December 31, 2017 to a loss of $2,249,172 for the year ended December 31, 2018, as discussed in further detail below. This was partially offset by the increase in commission income of $717,983—from $4,779,796 for the year ended December 31, 2017 to $5,497,779 for the year ended December 31, 2018 as a result of a higher volume of premiums written under the Agency Agreement and to the increase in income tax benefits—from $0 for the year ended December 31, 2017 to $2,701,396 for the year ended December 31, 2018, as discussed in further detail below.

Our net premiums earned were $10,132,515 for the year ended December 31, 2018 compared to $8,800,758 for the year ended December 31, 2017, an increase of $1,331,757 or 15.1%. The net premiums earned during 2018 and 2017 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2018, arising from a higher volume of underwriting activity under the Agency Agreement. The higher volume of underwriting activity was due to the continued marketing of the program by Protexure resulted in increased penetration in targeted markets.

For the years ended December 31, 2018 and 2017, we recorded commission income under the Agency Agreement of $5,497,779 and $4,779,796, respectively, an increase of $717,983 or 15%. This increase resulted from the higher volume of premiums written under the Agency Agreement in 2018, as referred to above.

We recorded net investment income of $384,409 for the year ended December 31, 2018 compared to $399,476 for the year ended December 31, 2017, a decrease of $15,067 or 3.8%. The decrease in net investment income was primarily due to the decrease in dividend income, which was attributable to a certain higher yielding equity security held in our investment portfolio during 2017 compared to 2018. This decrease was partially offset by the increase in net interest income, which was attributable to higher yielding fixed income securities held in our investment portfolio during 2018 compared to 2017. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.5% in 2018, a marginal increase from the 1.2% yield earned in 2017.

We recorded net realized and unrealized losses on investments of $2,249,172 for the year ended December 31, 2018 compared to net realized gains of $1,555,178 for the year ended December 31, 2017, a decrease of $3,804,350 or 244.6%. The decrease was primarily related to the decrease in the fair value of our equity investments of $3,792,846 during the year ended December 31, 2018, which was attributable to unfavorable market conditions at the end of 2018. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

Unrealized gain on investments was $5,029,160 at December 31, 2017 compared to an unrealized loss of $218,348 at December 31, 2018. As a result of our adoption of ASU-2016-01 on January 1, 2018, the unrealized gain or loss position of our equity investments subsequent to January 1, 2018 are no longer recognized within accumulated other comprehensive income on our consolidated balance sheet. The cumulative effect of our adoption of ASU 2016-01on January 1, 2018 resulted in a $5,092,950 decrease to accumulated other comprehensive income. We consider our entire fixed income investment portfolio to be available for sale and accordingly all fixed income investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. As a result to the current rising rate environment, our fixed income securities have experienced unrealized losses prior to maturity. Declines in the fair value of fixed income investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed income investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a fixed income security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed income security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired fixed income investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2018 and 2017 was as follows:

	2018	2017
U.S. government agency securities	24%	15%
Obligations of state and political subdivisions	7	13
Corporate debt securities	21	20
Equity securities	48	52

	100%	100%

Our losses and loss adjustment expenses increased by 9.8% to $6,235,474 in 2018 from $5,677,589 in 2017. The increase in the 2018 amount was mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F, as discussed above. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 61.5% in 2018 and 64.5% in 2017. The decrease in this loss ratio was primarily due to favorable settlements on claims in accident years 2015 and 2016, partially offset by higher than expected large loss emergence in accident year 2017.

We recorded policy acquisition costs of $3,748,958 for the year ended December 31, 2018 compared to policy acquisition costs of $3,256,202 for the year ended December 31, 2017. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written. Therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2018 and 2017 were 37% of the premiums earned under the Reinsurance Agreement of $10,132,515 and $8,800,758, respectively.

We incurred operating and management expenses of $6,598,204 for the year ended December 31, 2018 compared to $5,971,764 for the year ended December 31, 2017, an increase of $626,440 or 10.5%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2018 and to increased net commissions paid to outside brokers in association with the Agency Agreement during 2018 compared to 2017.

We recorded an income tax benefit of $2,701,396 for the year ended December 31, 2018 compared to income tax expense of $0 for the year ended December 31, 2017. At December 31, 2017, we recorded a full valuation allowance against Protexure’s deferred tax assets in the amount of $2,800,000 as management determined it was more likely than not that a tax benefit would not be realized. At December 31, 2018, management now believes there is sufficient evidence to support the reversal of the full valuation allowance. The release of this allowance has resulted in the recognition of Protexure’s deferred tax assets and to the recording of an income tax benefit. See Note 10 to our financial statements included in this Annual Report on Form 10-K for additional details.

Fair Value of Investments

The following tables show the fair value of our investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2018 and 2017.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value (a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2018 and what level within the fair value hierarchy each valuation technique resides:

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

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of our equities are classified as Level 1 in the fair value hierarchy. We receive prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2017. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

As of December 31, 2018, our total investments were $28,033,306, a decrease of $1,982,018 or 6.6%, from $30,015,324 at December 31, 2017. This decrease was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions, partially offset by the purchase of additional equity securities and fixed income securities with net premiums received under the Reinsurance Agreement. The cash and cash equivalents balance increased from $5,008,138 at December 31, 2017 to $5,498,914 at December 31, 2018, an increase of $490,776 or 9.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $710,818 at December 31, 2017 to $472,132 at December 31, 2018, a decrease of $238,686 or 33.6%. This decrease was due to the timing of sales and maturities of investments held as restricted cash at December 31, 2018 that have been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2018 was 1.30:1, compared to a ratio of 1.56:1 at December 31, 2017. The decrease in the ratio was primarily attributable to an increase in unpaid losses and loss adjustment expenses and unearned premium assumed under the Reinsurance Agreement and the decrease in the fair value of certain equity securities as a result of unfavorable market conditions.

Total cash, investments and other invested assets decreased from $35,734,280 at December 31, 2017 to $34,004,352 at December 31, 2018, a decrease of $1,729,928 or 4.8%. The net decrease resulted primarily from (i) the decrease in the fair value of certain equity securities as a result of unfavorable market conditions, (ii) net cash outflows to fund our operations and (iii) dividends of $313,417 paid during the year. These decreases were partially offset by positive cash inflows in relation to net investment income and net premiums received under the Reinsurance Agreement in the amount of $2,357,973.

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

We did not intend to sell any fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2018. In assessing whether it is more likely than not that we will be required to sell a fixed maturity investment before its anticipated recovery, we consider various factors including our future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2018, we did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2018 and December 31, 2017, relating to 35 and 23 fixed maturity securities, amounted to $226,369 and $83,170, respectively. We have the ability and intent to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the year ended 2018, no other-than-temporary impairment charges were recorded.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to the fronting carriers. As of December 31, 2018, the balance was $2,651,863 compared to $2,375,629 as of December 31, 2017. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2018.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2018, the balance was $2,171,767 compared to $1,883,879 as of December 31, 2017. This balance fluctuates due to the timing of reported losses.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,622,676 at December 31, 2017 to $1,869,368 at December 31, 2018. The increase in deferred policy acquisition costs in 2018 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,981,913 at December 31, 2018, an increase of 17.8% from December 31, 2017. The balance primarily related to (1) prepaid directors’ and officers’ liability insurance costs,

(2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance increased from $5,361,443 at December 31, 2017 to $5,934,408 at December 31, 2018, an increase of $572,965 or 10.7%. The increase in the balance was attributable to an increase in premiums payable by Protexure to C&F under the Agency Agreement. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

We paid an annual dividend of $0.50 per share during 2018 and 2017. During 2018, the total dividend amount was reduced by $8,745 which represents a write back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. During 2017, the total dividend amount was reduced by $19,404 which represents a write back of uncashed dividends issued prior to 2012 to shareholders that we have been unable to locate. Since we began paying consecutive dividends in 1995, our original shareholders have received approximately $22.37 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 8.51% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $28.50 per share as of December 31, 2018.

Total dividends paid were $313,417 and $303,919 in 2018 and 2017, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the successful implementation of our business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. As of December 31, 2018, approximately $18.4 million was available for the declaration of dividends to shareholders. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2018 and 2017 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748
December 31, 2017	$1,716,466	$37,271,440	$28,045,967	$28,045,967

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio, but not exceeding $11,000,000.

The BMA has authorized Investco to purchase our common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2019, Investco had purchased 217,661 common shares from shareholders who had died or retired for a total purchase price of $6,186,730. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2018. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate to accountants’ and attorneys’ professional liability from C&F programs, and were calculated under the methodologies described below. During 2018, losses emerged at levels consistent with expectations.

C&F was a new program for us in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of September 30, 2018, separately for accountants and lawyers experience. Policy year ultimate losses are projected to December 31, 2018 on a combined accountants and lawyers experience basis by reviewing the actual loss emergence in the 4th calendar quarter of 2018 compared to the expected emergence implied by the average of the paid and incurred loss development patterns selected as of September 30, 2018. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on our unpaid claim liability review of C&F experience as of December 31, 2017. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2019

We have served as the Company’s auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(expressed in U.S. dollars)

	2018	2017
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $14,806,427 and $14,574,417)	$14,588,080	$14,510,627
Equity securities, at fair value (cost $12,145,120 and $10,411,747)	13,445,226	15,504,697

TOTAL INVESTMENTS	28,033,306	30,015,324
Cash and cash equivalents	5,498,914	5,008,138
Restricted cash and cash equivalents	472,132	710,818
Assumed reinsurance premiums receivable	2,651,863	2,375,629
Accrued investment income	88,569	83,345
Property and equipment (Note 5)	776,382	316,066
Deferred income taxes (Note 10)	2,730,000	—
Deferred policy acquisition costs	1,869,368	1,622,676
Prepaid expenses and other assets	1,981,913	1,682,301

TOTAL ASSETS	$44,102,447	$41,814,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 6)	$12,989,260	$11,228,507
Unearned premiums	5,051,847	4,385,354
Assumed reinsurance payable	2,171,767	1,883,879
Accrued expenses and other liabilities	5,934,408	5,361,443

TOTAL LIABILITIES	$26,147,282	$22,859,183

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2018 and 2017: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,393,730	6,323,450
Retained earnings	19,725,581	15,061,757
Accumulated other comprehensive income	(218,348)	5,029,160
Shares held by Subsidiary (365,198 and 350,930 shares) at cost	(8,941,051)	(8,454,506)

TOTAL SHAREHOLDERS’ EQUITY	17,955,165	18,955,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,102,447	$41,814,297

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2018 and 2017

(expressed in U.S. dollars)

	2018	2017
REVENUES
Net premiums earned (Note 8)	$10,132,515	$8,800,758
Commission income	5,497,779	4,779,796
Net investment income (Note 4)	384,409	399,476
Net realized and unrealized (loss) gain on investments (Note 4)	(2,249,172)	1,555,178

TOTAL REVENUES	13,765,531	15,535,208

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 6)	6,235,474	5,677,589
Policy acquisition costs	3,748,958	3,256,202
Operating and management expenses (Note 9)	6,598,204	5,971,764

TOTAL LOSSES AND EXPENSES	16,582,636	14,905,555

(LOSS) INCOME BEFORE TAX	(2,817,105)	629,653

Tax (benefit) expense (Note 10)	(2,701,396)	—

NET (LOSS) INCOME AFTER TAX	$(115,709)	$629,653

NET (LOSS) INCOME PER SHARE
Basic	$(0.18)	$0.97
Diluted	$(0.18)	$0.97

Weighted average number of common shares outstanding for the year
Basic	641,918	647,341
Diluted	641,918	648,183

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

years ended December 31, 2018 and 2017

(expressed in U.S. dollars)

	2018	2017
NET (LOSS) INCOME AFTER TAX	$(115,709)	$629,653

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(154,558)	2,784,930
Reclassification adjustment for gains included in net income	—	(1,555,178)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(154,558)	1,229,752

COMPREHENSIVE (LOSS) INCOME	$(270,267)	$1,859,405

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2018 and 2017

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2017	$995,253	$6,287,293	$14,736,023	$3,799,408	$(8,390,791)	$17,427,186
Net income	—	—	629,653	—	—	629,653
Issuance of stock option awards	—	36,157	—	—	—	36,157
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,229,752	—	1,229,752
Purchase of shares by subsidiary, net	—	—	—	—	(63,715)	(63,715)
Dividends ($0.50 per share)	—	—	(303,919)	—	—	(303,919)

BALANCE AT DECEMBER 31, 2017	$995,253	$6,323,450	$15,061,757	$5,029,160	$(8,454,506)	$18,955,114

Net loss	—	—	(115,709)	—	—	(115,709)
Issuance of stock option awards	—	70,280	—	—	—	70,280
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(154,558)	—	(154,558)
Purchase of shares by subsidiary, net	—	—	—	—	(486,545)	(486,545)
Dividends ($0.50 per share)	—	—	(313,417)	—	—	(313,417)
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	—	—	5,092,950	(5,092,950)	—	—

BALANCE AT DECEMBER 31, 2018	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2018 and 2017

(expressed in U.S. dollars)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(115,709)	$629,653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	50,368	68,506
Issuance of stock option awards	70,280	36,157
Depreciation and amortization on property and equipment	106,873	66,549
Net realized and unrealized losses (gains) on investments	2,249,172	(1,555,178)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(276,234)	(1,090,503)
Accrued investment income	(5,224)	(6,370)
Deferred income taxes	(2,730,000)	—
Deferred policy acquisition costs	(246,692)	(237,761)
Prepaid expenses and other assets	(299,612)	(283,562)
Liability for losses and loss adjustment expenses	1,760,753	2,286,516
Unearned premiums	666,493	642,348
Assumed reinsurance payable	287,888	629,192
Accrued expenses and other liabilities	572,965	682,504

Net cash provided by operating activities	2,091,321	1,868,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(567,189)	(155,627)
Purchases of available-for-sale securities	(7,694,369)	(11,927,360)
Proceeds from sales of available-for-sale securities	4,045,798	6,462,738
Proceeds from redemptions of hedge fund investments	6,491	127,329
Proceeds from redemptions of fixed maturity investments	—	3,116,358
Proceeds from maturities of fixed maturity investments	3,170,000	1,940,000

Net cash used in investing activities	(1,039,269)	(436,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(313,417)	(303,919)
Purchase of shares by subsidiary, net	(486,545)	(63,715)

Net cash used in financing activities	(799,962)	(367,634)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	252,090	1,063,855
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF YEAR	5,718,956	4,655,101

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$5,971,046	$5,718,956

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

Entry into Agency Agreement

On September 25, 2009, Protexure Insurance Agency, Inc. (formerly AmerInst Professional Services, Limited), an indirect wholly-owned subsidiary (“Protexure”), entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2018.

In January 2017, Protexure acquired the renewal rights to a book of lawyers’ professional liability business, at a cost of $468,821. Protexure procured a loan in the amount of $385,000 to assist in the completion of this purchase. In accordance with the related loan agreement, this loan is 100% secured by assets held by Protexure. At December 31, 2018, the outstanding amount of this loan was $250,250 and was fully repaid January 2019.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede and AMIC Ltd. agreed to accept as reinsurance a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of Reinsurance Agreement is continuous and may be terminated by either party for any reason on or not less than 120 days’ prior written notice to the other party.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of AmerInst and its operating wholly owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., Protexure and AmerInst Investment Company, Ltd. (“Investco”). Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the liability for loss and loss adjustment expenses.

Revisions

As a result of the following adjustment, amounts previously reported have been immaterially restated:

In January 2010, Investco, a Bermuda affiliate and Protexure, a US affiliate entered into a loan agreement whereby Investco advanced funds to Protexure. Although no interest has been paid on the loan, as of December 31, 2018, interest amounting to $2,681,108 has been accrued as receivable and payable in the books of Investco and Protexure, respectively. An internal review of the loan agreement was completed in early 2018, and it was determined that a Form 1042, Annual Withholding Tax Return for U.S. Source Income of Foreign Persons, would be required to be filed by Protexure at the time of payment of interest to Investco and the 30% withholding tax would be remitted to the IRS at that time. It was also determined that since the January 2010 inception of this loan, Investco has properly recorded the interest income applicable to this loan, but did not recognize the 30% US withholding tax applicable to this interest. As a result, Investco has recorded a $804,332 withholding tax liability as of December 31, 2018. Of this total withholding tax liability, a cumulative amount of $750,662 is considered an error in prior periods and, the recording in the 2018 financial statements would have a material effect on the results of operations for 2018. Therefore, management determined a restatement of prior periods was necessary.

The impact of the adjustments are shown in the tables below:

	December 31, 2017
CONSOLIDATED BALANCE SHEETS	As Previously Reported	Revisions	As Revised
LIABILITIES
Accrued expenses and other liabilities	$4,610,781	$750,662	$5,361,443
TOTAL LIABILITIES	$22,108,521	$750,662	$22,859,183
SHAREHOLDERS’ EQUITY
Retained earnings	$15,812,419	$(750,662)	$15,061,757
TOTAL SHAREHOLDERS’ EQUITY	$19,705,776	$(750,662)	$18,955,114

CONSOLIDATED STATEMENTS OF OPERATIONS	As Previously Reported	Revisions	As Revised
LOSSES AND EXPENSES
Operating and management expenses	$5,864,424	$107,340	$5,971,764
TOTAL LOSSES AND EXPENSES	$14,798,215	$107,340	$14,905,555
(LOSS) INCOME BEFORE TAX	$736,993	$(107,340)	$629,653
NET (LOSS) INCOME AFTER TAX	$736,993	$(107,340)	$629,653
NET (LOSS) INCOME PER SHARE
Basic	$1.14	$(0.17)	$0.97
Diluted	$1.14	$(0.17)	$0.97

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME	As Previously Reported	Revisions	As Revised
NET (LOSS) INCOME AFTER TAX	$736,993	$(107,340)	$629,653
COMPREHENSIVE (LOSS) INCOME	$1,966,745	$(107,340)	$1,859,405

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	As Previously Reported	Revisions	As Revised
Retained Earnings
BALANCE AT JANUARY 1, 2017	$15,379,345	$(643,322)	$14,736,023
Net income	$736,993	$(107,340)	$629,653
BALANCE AT DECEMBER 31, 2017	$15,812,419	$(750,662)	$15,061,757

Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2017	$18,070,508	$(643,322)	$17,427,186
Net income	$736,993	$(107,340)	$629,653
BALANCE AT DECEMBER 31, 2017	$19,705,776	$(750,662)	$18,955,114

CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	Revisions	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$736,993	$(107,340)	$629,653
Change in Accrued expenses and other liabilities	$575,164	$107,340	$682,504

The impact of the adjustments to the net book value of the company’s common shares as at December 31, 2017 was a decrease from $30.58 per share to $29.42 per share.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments

AmerInst classifies its fixed maturity investments as available-for-sale. Accordingly, AmerInst reports these fixed income securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income (loss). Realized gains and losses on sales of fixed maturity investments are accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

Declines in the fair value of fixed maturity investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed maturity investments are other than temporary. The risks and uncertainties include the Company’s intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AmerInst’s accounting policy requires that a decline in the value of a fixed maturity security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed maturity security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

AmerInst classifies its equity securities as available-for-sale. Our equity investments are carried at fair value and as a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases

In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.

In July 2018, the FASB also issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors to ASU 2016-02. The transition option, which we elected on adoption of the guidance, allows entities to choose not to apply the new leases standard in the comparative periods they present

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in their financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840—Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.

The Company will adopt the new leasing standard and the related amendments on January 1, 2019. The Company believes the most significant changes relate to the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for Protexure’s real estate operating lease. These assets and liabilities will represent less than 1% of the Company’s total assets and total liabilities. The adoption will not have a material impact on its consolidated financial statements.

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

Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820—Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. The ASU is effective for interim and annual reporting periods

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2019, although early adoption is permitted, with the amendments being applied either prospectively or retrospectively, as specified in the ASU. In addition, an entity may elect to early adopt the removal or modification of disclosures immediately and delay the adoption of the new disclosure requirements until the effective date. We are currently assessing the impact of adopting this guidance however we do not expect the new or modified disclosures to have a material impact on our consolidated financial statements.

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2018 and 2017, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $18,247,384 and $15,205,708, respectively.

In January 2017, Protexure acquired the renewal rights to a book of lawyers’ professional liability business, at a cost of $468,821. Protexure procured a loan in the amount of $385,000 to assist in the completion of this purchase. In accordance with the related loan agreement, this loan is 100% secured by assets held by Protexure. At December 31, 2018, the outstanding amount of this loan was $250,250 and it was fully repaid January 2019.

Cash and Cash Equivalents at December 31, 2018 and 2017 include $3,926,032 and $3,051,3639 held by Protexure in a fiduciary capacity, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2018 and 2017 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$6,739,840	$287	$(66,395)	$6,673,732
Obligations of U.S. states and political subdivisions	1,908,719	7,735	(13,514)	1,902,940
Corporate debt securities	6,157,868	—	(146,460)	6,011,408

Total fixed maturity investments	14,806,427	8,022	(226,369)	14,588,080

Equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total investments	$26,951,547	$2,604,291	$(1,522,532)	$28,033,306

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$4,394,864	$948	$(15,312)	$4,380,500
Obligations of U.S. states and political subdivisions	3,984,633	18,065	(9,565)	3,993,133
Corporate debt securities	6,194,920	367	(58,293)	6,136,994

Total fixed maturity investments	14,574,417	19,380	(83,170)	14,510,627

Equity securities	10,403,952	5,098,001	(8,749)	15,493,204
Hedge fund	7,795	3,698	—	11,493

Total equity securities	10,411,747	5,101,699	(8,749)	15,504,697

Total investments	$24,986,164	$5,121,079	$(91,919)	$30,015,324

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$3,389,369	$(55,015)	$2,788,235	$(11,380)	$6,177,604	$(66,395)
Obligations of states and political subdivisions	766,118	(13,166)	139,651	(348)	905,769	(13,514)
Corporate debt securities	4,498,396	(125,689)	1,513,012	(20,771)	6,011,408	(146,460)

Total fixed maturity investments	8,653,883	(193,870)	4,440,898	(32,499)	13,094,781	(226,369)

Equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total investments	$8,751,591	$(234,851)	$10,123,963	$(1,287,681)	$18,875,554	$(1,522,532)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017
Fixed maturity investments:
U.S. government agency securities	$—	$—	$3,424,024	$(15,312)	$3,424,024	$(15,312)
Obligations of states and political subdivisions	—	—	1,286,103	(9,565)	1,286,103	(9,565)
Corporate debt securities	2,794,836	(51,149)	1,974,024	(7,144)	4,768,860	(58,293)

Total fixed maturity investments	2,794,836	(51,149)	6,684,151	(32,021)	9,478,987	(83,170)

Equity securities	—	—	207,701	(8,749)	207,701	(8,749)
Hedge fund	—	—	—	—	—	—

Total equity securities	—	—	207,701	(8,749)	207,701	(8,749)

Total investments	$2,794,836	$(51,149)	$6,891,852	$(40,770)	$9,686,688	$(91,919)

As of December 31, 2018, there were 35 fixed income securities (2017: 23 securities) in an unrealized loss position with an estimated fair value of $13,094,781 (2017: $9,478,987). Of these fixed income securities, 21 (2017: 7) had been in an unrealized loss position for 12 months or greater. As of December 31, 2018, none of the fixed income securities were considered to be other than temporarily impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2018 and 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2018
Due in one year or less	$4,434,013	$4,429,510
Due after one year through five years	9,851,410	9,644,270
Due after five years through ten years	521,004	514,300

Total	$14,806,427	$14,588,080

	Amortized Cost	Estimated Fair Value
December 31, 2017
Due in one year or less	$1,970,793	$1,971,237
Due after one year through five years	10,852,417	10,805,684
Due after five years through ten years	1,215,724	1,200,086
Due after ten years	535,483	533,620

Total	$14,574,417	$14,510,627

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on sales and maturities of investments during the twelve months ended December 31, 2018 and 2017 are as follows:

	2018	2017
Total proceeds on sales of available-for-sale securities	$4,045,798	$6,462,738
Total proceeds from redemptions of hedge fund investments	6,491	127,329
Total proceeds from redemptions of fixed maturity investments	—	3,116,358
Total proceeds from maturities of fixed maturity investments	3,170,000	1,940,000
Gross gains on sales	1,566,109	1,919,350
Gross losses on sales	(22,437)	(58,589)
Impairment losses	—	(305,583)
Net unrealized losses on equity investments (1)	(3,792,844)	—

Total	$(2,249,172)	$1,555,178

(1)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net realized and unrealized gain (loss) on investment.

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2018 and 2017.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
U.S. government agency securities	$4,380,500	$4,380,500	$—	$4,380,500	$—
Obligations of U.S. state and political subdivisions	3,993,133	3,993,133		3,993,133
Corporate debt securities	6,136,994	6,136,994		6,136,994

Total fixed maturity investments	14,510,627	14,510,627

Equity securities (excluding the hedge fund)	15,493,204	15,493,204	15,493,204

Total equity securities (excluding the hedge fund)	15,493,204	15,493,204

Hedge fund measured at net asset value(a)	11,493	11,493

Total investments	$30,015,324	$30,015,324	$15,493,204	$14,510,627	$—

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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2018 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2017. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

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

Major categories of net interest and dividend income are summarized as follows:

	2018	2017
Interest earned:
Fixed maturity investments	$335,047	$256,075
Short term investments and cash and cash equivalents	20,210	19,249
Dividends earned	175,688	272,478
Investment expenses	(146,536)	(148,326)

Net investment income	$384,409	$399,476

5. PROPERTY AND EQUIPMENT

Property and equipment, primarily associated with Protexure, at December 31, 2018 and 2017 at cost, less accumulated depreciation and amortization, totaled $776,382 and $316,066, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2018
Furniture and fixtures	$36,705	$21,424	$15,281
Office equipment	107,392	38,967	68,425
Computer equipment	20,111	9,868	10,243
Internal use software	873,457	191,024	682,433

Total	$1,037,665	$261,283	$776,382

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2017
Furniture and fixtures	$61,888	$41,365	$20,523
Office equipment	125,515	41,748	83,767
Computer equipment	22,175	8,928	13,247
Internal use software	582,907	384,378	198,529

Total	$792,485	$476,419	$316,066

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2018 and 2017 are as follows:

	2018	2017
Case basis estimates	$4,313,320	$4,240,185
IBNR reserves	8,675,940	6,988,322

Totals	$12,989,260	$11,228,507

Liability for losses and loss adjustment expense activity is as follows:

	2018	2017
Liability—beginning of year	$11,228,507	$8,941,991
Incurred related to:
Current year	5,450,400	5,622,113
Prior years	785,074	55,476

Total incurred	6,235,474	5,677,589

Paid related to:
Current year	(559,594)	(437,957)
Prior years	(3,915,127)	(2,953,116)

Total paid	(4,474,721)	(3,391,073)

Liability—end of year	$12,989,260	$11,228,507

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $785,074 and $55,476 in 2018 and 2017, respectively. The 2018 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2017, partially offset by favorable settlements on claims in accident years 2015 and 2016. The 2017 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2016, partially offset by favorable settlements on claims in accident years 2013 and 2015.

The following tables set forth information about incurred and paid loss development information related to our professional liability business under the Reinsurance Agreement within the Reinsurance segment as at December 31, 2018. The information related to incurred and paid loss development for the years ended December 31, 2011 through 2017 is presented as supplementary information and is unaudited. The information is presented from 2011, the year the Company began incurring claims on the C&F policies.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has accumulated claims count information by accident year from the loss data for all claims reported as at December 31, 2018 it received from C&F. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, re-opened, closed with payment and closed without payment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Liability

(dollars in thousands)

	For the Years Ended December 31,								IBNR Reserves Dec. 31, 2018	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year
2011	$262	$348	$257	$293	$321	$344	$266	$263	$1	24
2012		702	763	393	450	429	418	365	15	74
2013			1,218	1,585	1,340	1,166	1,160	926	97	91
2014				2,589	2,640	2,562	2,641	2,743	197	169
2015					3,703	4,485	4,290	3,859	501	240
2016						4,184	4,495	3,927	974	280
2017							5,622	7,647	2,867	358
2018								5,450	3,973	420

							Total	$25,180

		For the Years Ended December 31,							Liability for Claims And Allocated Claim Adjustment Expenses Net of Reinsurance
	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		2011 - 2018	Before 2011
		Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident Year
2011	$—	$165	$167	$201	$260	$262	$262	$262
2012		64	188	280	327	329	350	350
2013			58	488	707	715	808	812
2014				67	680	1,018	1,928	1,978
2015					121	1,356	2,337	2,896
2016						737	1,693	2,508
2017							438	2,904
2018								560

							Total	$12,270	$12,910	N/A

Net Under Reinsurance Agreement	$12,910

Other	79

Total net liability	$12,989

The following is unaudited supplementary information for average annual historical duration of claims:

		Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7	8
	7.9%	36.7%	17.8%	15.6%	8.9%	2.5%	0.6%	0.2%

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. PREMIUMS WRITTEN

Premiums written were $10,799,007 and $9,443,106 during 2018 and 2017, respectively. The premiums written during the year ended December 31, 2018 and 2017 were attributable to premium cessions from C&F under the Reinsurance Agreement.

9. OPERATING AND MANAGEMENT EXPENSES

With the exception of Protexure, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. The Company paid Citadel Management Bermuda Limited $327,500 and $329,500 in fees during 2018 and 2017, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $504,150 in 2018 and $576,300 in 2017. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2018 and 2017, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, Protexure which is a Delaware corporation domiciled in the state of Illinois is subject to taxation in the United States.

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting Protexure.

During December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 addressed situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. In accordance with SAB 118, a company was required to reflect the following:

•	Income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete

•	Provisional estimate of income tax effects of the Tax Act to the extent accounting is incomplete but a reasonable estimate is determinable

•	If a provisional estimate cannot be determined, ASC 740 should still be applied on the basis of tax law provisions that were in effect immediately before the enactment of the Tax Act.

At December 31, 2017, the Company originally recorded a provisional estimate of income tax effects of the Tax Act of $1,040,000 attributable to the reduction in the U.S. corporate income tax rate. Our provisional estimate of $1 million was based in part on a reasonable estimate of the effects of the statutory income tax rate reduction on existing deferred tax balances and of certain provisions of the Tax Act. We recently filed our 2017 U.S. income tax return and have substantially completed our review of the primary impact of the Tax Act provisions on our deferred taxes. As a result, we consider the accounting for the effects of the rate change on deferred tax balances to be complete and no material measurement period changes were recorded for this item. As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

As of December 31, 2017, Protexure had established a full valuation allowance against its deferred tax asset in the amount of $2.8 million since the profitability of Protexure was not certain and, therefore, it was more likely than not that a tax benefit would not be realized. At December 31, 2018, Protexure reexamined the valuation allowance and has determined that a valuation allowance against the deferred tax asset is no longer necessary.

Protexure’s cumulative tax losses have totaled approximately $9.6 million through 2015. However, since 2016, Protexure generated net book income and net taxable income. The primary driver of this turnaround was the cumulative growth of policy renewals to the point that fixed expenses were covered by the net revenue from renewal policies. Since renewal rates have consistently exceeded 90% since inception, Protexure anticipates continued growth in future years. During 2017, Protexure elected to change its accounting methods used for income tax purposes for unearned commission income and unpaid interest expense owed to another subsidiary under common control. These changes will result in recognition in additional taxable income of $2 million which will reduce the operating loss carryforwards by the same amount. Protexure anticipates that the entire operating loss carryforward of $6.3 million will be used before the expiration of the operating loss carry forward from the combination of the accounting changes and pre-tax profits generated from operations.

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss carryforwards in each applicable jurisdiction.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018, based on all available evidence, it is more likely than not that the U.S. net operating loss carryforwards will be utilized prior to expiration and, thus, the existing valuation allowance has been reversed.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2018	2017
Earnings before income tax	$—	$629,653

Expected tax	—	—
Foreign taxes at local expected rates	29,000	108,200
Other	—	370,200
Deferred tax expense from enacted rate reductions	—	1,040,000
Change in valuation allowance	(2,730,000)	(1,518,400)

Net tax expense (benefit)	$(2,701,000)	$—

Deferred income taxes, arising from Protexure, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. United States tax laws enacted in 2017 lowered tax rates beginning in 2018. The deferred tax assets and liabilities have been reduced to reflect the newly enacted rates. As of December 31, 2017, management set up full valuation allowances against the deferred tax assets as disclosed below since the success of Protexure was not certain and therefore, it was more likely than not that a tax benefit would not be realized. At December 31, 2018, management now believes there is sufficient evidence to support the reversal of the full valuation allowance. The release of this allowance has resulted in the recognition of Protexure’s deferred tax assets and to the recording of an income tax benefit.

	2018	2017
Capitalized start-up expenses	$87,000	$104,000
Operating loss carryforwards	1,800,000	2,453,000
Unearned commission income	91,000	20,000
Accrued interest to parent	764,000	250,000
Depreciation and amortization	(12,000)	(27,000)

Deferred tax assets before valuation allowance	2,730,000	2,800,000
Valuation allowance	—	(2,800,000)

Deferred tax assets net of valuation allowance	$2,730,000	$—

At December 31, 2018, the deferred tax assets are based on loss carryforwards of $6.3 million, which expire in 12 to 18 years.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. In addition, under its reinsurance agreements the Company is required to provide the ceding companies with collateral. As of December 31, 2018, approximately $18.4 million was available for the declaration of dividends to shareholders.

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2018 and 2017 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748
December 31, 2017	$1,716,466	$37,271,440	$28,045,967	$28,045,967

AMIC Ltd. has received the BMA’s approval for the utilization of its investment in Investco as a relevant asset up to an aggregate amount sufficient to meet and maintain the minimum liquidity ratio, but not exceeding $11,000,000.

Statutory loss for the years ended December 31, 2018 and 2017 was $680,725 and $843,663, respectively.

12. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,258,126	$5,507,405	$13,765,531
Total losses and expenses	11,527,532	5,055,104	16,582,636
Tax benefit	—	2,701,396	2,701,396
Segment (loss) income	(3,269,406)	3,153,697	(115,709)
Identifiable assets	—	776,382	776,382

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of and for the Year Ended December 31, 2017
	Reinsurance Segment	Insurance Segment	Total
Revenues	$10,752,287	$4,782,921	$15,535,208
Total losses and expenses	10,391,519	4,514,036	14,905,555
Segment income	360,768	268,885	629,653
Identifiable assets	—	316,066	316,066

13. STOCK COMPENSATION

Phantom Shares:

Protexure has employment agreements with four key members of senior management, including one of our named executive officers, Kyle Nieman, the President of Protexure, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2018, 1,442 phantom shares were granted arising from the dividends declared on the Company’s common shares. 87,636 phantom shares were outstanding at December 31, 2018.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2018.

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

During the quarter ended March 31, 2018, 7,000 stock options were granted to Protexure employees at a strike price of $30.58, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2017. These options vest in five equal annual installments beginning on January 1, 2019. Each vested option shall be deemed exercised on the earlier to occur of (i) the 6th anniversary of the date of grant, or (ii) the date of a Change of Control. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended December 31, 2018, 5,000 stock options were granted to Protexure employees at a strike price of $30.14, which represented the fair market value based on the net book value of the Company’s common stock as of September 30, 2018. These options vest in five equal annual installments beginning on October 1, 2019. Each vested option shall be deemed exercised on the earlier to occur of (i) the 6th anniversary of the date of grant, or (ii) the date of a Change of Control. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term.

During the quarter ended March 31, 2017, 35,000 stock options were granted to the Company’s directors at a strike price of $27.99, which represented the fair market value based on the net book value of the Company’s common stock as of December 31, 2016. These options vest in five equal annual installments beginning on March 3, 2018. Each vested option shall be deemed exercised on the earlier to occur of (i) the 6th anniversary of the date of grant, or (ii) the date of a Change of Control. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of December 31, 2018, there were 7,000 option grants fully vested and exercisable.

A summary of the status of the stock option plan as of December 31, 2018 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2018	—	—	35,000	$27.99	35,000	$27.99
Granted	—	—	12,000	30.40	12,000	30.40
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	7,000	27.99	(7,000)	27.99	—	—
Outstanding—December 31, 2018	7,000	$27.99	40,000	$28.71	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	4.0		4.4		4.4

A summary of the status of the stock option plan as of December 31, 2017 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2017	—	$—	—	$—	—	$—
Granted	—	—	35,000	27.99	35,000	27.99
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding—December 31, 2017	—	—	35,000	$27.99	35,000	$27.99
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	—		5.0		5.0

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during 2018 and 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2018 Option Grants	2017 Option Grants
Number of options	12,000	35,000
Weighted fair value per share	$30.40	$27.99
Expected life (years)	5	5
Expected volatility	16.4%	17.2%
Risk-free interest rate	2.61%	1.62%

Information pertaining to options outstanding at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	28,000	4.0 years	$27.99	7,000	$27.99	4.0 years
$30.58	7,000	5.0 years	$30.58	—	$—	— years
$30.14	5,000	5.8 years	$30.14	—	$—	— years

Information pertaining to options outstanding at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	35,000	5.0 years	$27.99	—	$—	— years

At December 31, 2018, there was intrinsic value associated with the 35,000 options granted March 3, 2017 where the market value of the stock as of the close of business at year end was $28.50 per share as compared with the option exercise price of $27.99. There was no intrinsic value associated with the 7,000 and 5,000 options granted January 1, 2018 and October 1, 2018, respectively, as their exercise price exceeded the market value of the stock as of the close of business at year end.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $70,280 and $36,230 of compensation expense for stock options in the years ended December 31, 2018 and 2017, respectively.

14. COMMITMENTS AND CONTINGENCIES

Protexure entered into a non-cancellable operating lease for office space in Lisle, Illinois. The lease is renewable at the option of the lessee under certain conditions. Future lease payments for the years ended December 31 are as follows:

2019	$106,872
2020	109,828

$216,700

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2018	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,135,175	$2,535,703	$2,554,044	$2,907,593
Commission income	1,428,980	1,328,229	1,334,352	1,406,218
Net investment income	88,469	87,224	92,215	116,501
Net realized (loss) gain	(161,060)	489,346	567,054	(3,087,054)

Total revenues	$3,491,564	$4,440,502	$4,547,665	$1,343,258

Net (loss) income	$(315,167)	$147,736	$439,455	$(387,733)
Basic (loss) income per share	$(0.49)	$0.23	$0.68	$(0.60)
Diluted (loss) income per share	$(0.49)	$0.23	$0.68	$(0.60)

2017	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$1,792,611	$2,208,528	$2,233,906	$2,565,713
Commission income	1,215,044	1,172,819	1,163,669	1,228,264
Net investment income	150,667	85,493	69,842	93,474
Net realized gain	478,256	373,316	276,772	426,834

Total revenues	$3,636,578	$3,840,156	$3,744,189	$4,314,285

Net income (loss)	$431,101	$216,411	$105,060	$(122,919)
Basic income (loss) per share	$0.67	$0.33	$0.16	$(0.19)
Diluted income (loss) per share	$0.66	$0.33	$0.16	$(0.18)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2018.

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

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption from this requirement for smaller reporting companies under SEC rules. Consequently, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 6, 2019 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—	—

Equity Compensation Plans Not Approved by Securities Holders	47,000	$28.60	53,000

Total	47,000	$28.60	53,000

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 6, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 6, 2019.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 6, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 27.

(a)(2)	See Index to Financial Statements and Schedules on page 27.

(a)(3)	See Index to Exhibits set forth on pages 63 – 64 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 27.

The Index to Exhibits beginning on page 63 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2018

Exhibit Number	Description

3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)(P)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)(P)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective November 24, 2009 between AmerInst Professional Services, Limited and F. Kyle Nieman III effective November 24, 2009—incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (filed 3/29/10) (No. 000-28249)

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2019*

10.10	Form of Non-Qualified Stock Option Agreement. (filed 3/31/17) (No. 000-28249)

11.1	Statement re Computation of Per Share Earnings.**

Exhibit Number	Description

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
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

Dated: March 29, 2019	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 29, 2019

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 29, 2019

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 29, 2019

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 29, 2019

/S/ DAVID R. KLUNK David R. Klunk	Director	March 29, 2019

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 29, 2019

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 29, 2019