Form 10-Q
period 2019-03-31
AMERINST INSURANCE GROUP LTD
filed 2019-05-14
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2019.

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 1, 2019, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $13,545,599 and $14,806,427)	$13,467,660	$14,588,080
Equity securities, at fair value (cost $12,735,101 and $12,145,120)	15,757,010	13,445,226

TOTAL INVESTMENTS	29,224,670	28,033,306
Cash and cash equivalents	5,207,017	5,498,914
Restricted cash and cash equivalents	972,359	472,132
Assumed reinsurance premiums receivable	3,089,777	2,651,863
Accrued investment income	85,747	88,569
Property and equipment	980,139	776,382
Deferred income taxes	2,730,000	2,730,000
Deferred policy acquisition costs	2,100,877	1,869,368
Prepaid expenses and other assets	1,740,467	1,981,913

TOTAL ASSETS	$46,131,053	$44,102,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$14,565,953	$12,989,260
Unearned premiums	5,678,040	5,051,847
Assumed reinsurance payable	1,146,450	2,171,767
Accrued expenses and other liabilities	4,975,325	5,934,408

TOTAL LIABILITIES	$26,365,768	$26,147,282

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2019 and 2018: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,393,730	6,393,730
Retained earnings	21,395,292	19,725,581
Accumulated other comprehensive income	(77,939)	(218,348)
Shares held by Subsidiary (365,198 and 365,198 shares) at cost	(8,941,051)	(8,941,051)

TOTAL SHAREHOLDERS’ EQUITY	19,765,285	17,955,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,131,053	$44,102,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
REVENUE
Net premiums earned	$2,463,583	$2,135,175
Commission income	1,555,804	1,428,980
Net investment income	123,042	88,469
Net realized and unrealized gain (loss) on investments	1,747,325	(161,060)

TOTAL REVENUE	5,889,754	3,491,564
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,576,693	1,377,188
Policy acquisition costs	911,708	789,877
Operating and management expenses	1,731,642	1,639,666

TOTAL LOSSES AND EXPENSES	4,220,043	3,806,731

NET INCOME (LOSS) BEFORE TAX	$1,669,711	$(315,167)

Income tax expense	—	—
NET INCOME (LOSS) AFTER TAX	$1,669,711	$(315,167)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	140,409	(164,192)
Reclassification adjustment for gains (losses) included in net income	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	140,409	(164,192)

COMPREHENSIVE INCOME (LOSS)	$1,810,120	$(479,359)

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,725,581	$15,812,419
Net income (loss)	1,669,711	(315,167)
Dividends	—	—
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	—	5,092,950

RETAINED EARNINGS, END OF PERIOD	21,395,292	20,590,202

Per share amounts
Net income (loss) per share
Basic	$2.65	$(0.49)
Diluted	$2.64	$(0.49)

Dividends	$—	$—

Weighted average number of shares outstanding for the entire period
Basic	630,055	644,323
Diluted	632,143	647,593

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(201,373)	$(259,950)

INVESTING ACTIVITIES
Purchases of property and equipment	(275,837)	(118,125)
Purchases of available-for-sale securities	(740,164)	(1,874,297)
Proceeds from sales of available-for-sale securities	175,704	978,371
Proceeds from maturities of fixed maturity investments	1,250,000	—

Net Cash provided by (used in) provided by Investing Activities	409,703	(1,014,051)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	208,330	(1,274,001)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$5,971,046	$5,718,956

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,179,376	$4,444,955

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2018 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2019

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which is codified in ASC 842, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.

In July 2018, the FASB also issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors to ASU 2016-02. The transition option, which we elected on adoption of the guidance, allows entities to choose not to apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840—Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.

The Company adopted the new leasing standard and the related amendments on January 1, 2019. The Company believes the most significant change relates to the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for Protexure’s real estate operating lease. These assets and liabilities, which are included in the “Prepaid expenses and other assets “line and “Accrued expenses and other liabilities” line of the Condensed Consolidated Balance Sheets, respectively, represent less than 1% of the Company’s total assets and total liabilities. The adoption did not have a material impact on its consolidated financial statements.

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

Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820—Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted, with the amendments being applied either prospectively or retrospectively, as specified in the ASU. In addition, an entity may elect to early adopt the removal or modification of disclosures immediately and delay the adoption of the new disclosure requirements until the effective date. We are currently assessing the impact of adopting this guidance however we do not expect the new or modified disclosures to have a material impact on our consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2019 and December 31, 2018 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2019
Fixed maturity investments:
U.S. government agency securities	$5,694,488	$3,878	$(23,804)	$5,674,562
Obligations of U.S. states and political subdivisions	1,702,624	7,964	(4,402)	1,706,186
Corporate debt securities	6,148,487	—	(61,575)	6,086,912

Total fixed maturity investments	13,545,599	11,842	(89,781)	13,467,660

Equity securities	12,735,101	3,647,552	(625,643)	15,757,010

Total equity securities	12,735,101	3,647,552	(625,643)	15,757,010

Total investments	$26,280,700	$3,659,394	$(715,424)	$29,224,670

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$6,739,840	$287	$(66,395)	$6,673,732
Obligations of U.S. states and political subdivisions	1,908,719	7,735	(13,514)	1,902,940
Corporate debt securities	6,157,868	—	(146,460)	6,011,408

Total fixed maturity investments	14,806,427	8,022	(226,369)	14,588,080

Equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total investments	$26,951,547	$2,604,291	$(1,522,532)	$28,033,306

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of March 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,178,464	$(23,428)	$747,666	$(376)	$4,926,130	$(23,804)
Obligations of states and political subdivisions	770,865	(4,270)	139,868	(132)	910,733	(4,402)
Corporate debt securities	6,086,912	(61,575)	—	—	6,086,912	(61,575)

Total fixed maturity investments	11,036,241	(89,273)	887,534	(508)	11,923,775	(89,781)

Equity securities	266,627	(132,633)	4,161,583	(493,010)	4,428,210	(625,643)

Total equity securities	266,627	(132,633)	4,161,583	(493,010)	4,428,210	(625,643)

Total investments	$11,302,868	$(221,906)	$5,049,117	$(493,518)	$16,351,985	$(715,424)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$3,389,369	$(55,015)	$2,788,235	$(11,380)	$6,177,604	$(66,395)
Obligations of states and political subdivisions	766,118	(13,166)	139,651	(348)	905,769	(13,514)
Corporate debt securities	4,498,396	(125,689)	1,513,012	(20,771)	6,011,408	(146,460)

Total fixed maturity investments	8,653,883	(193,870)	4,440,898	(32,499)	13,094,781	(226,369)

Equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total investments	$8,751,591	$(234,851)	$10,123,963	$(1,287,681)	$18,875,554	$(1,522,532)

As of March 31, 2019 and December 31, 2018, there were 32 and 35 fixed income securities in an unrealized loss position with an estimated fair value of $11,923,775 and $13,094,781, respectively. As of March 31, 2019 and December 31, 2018, 27 and 21 of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2019 and December 31, 2018, none of the fixed income securities were considered to be other than-temporarily-impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues

Other-Than-Temporary Impairment Process

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2019. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2019 and December 31, 2018, relating to 32 and 35 fixed maturity securities, amounted to $89,781 and $226,369, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2019, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2019 and December 31, 2018 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2018. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2019 and December 31, 2018:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2019
U.S. government agency securities	$5,674,562	$5,674,562	$—	$5,674,562	$—
Obligations of U.S. state and political subdivisions	1,706,186	1,706,186		1,706,186
Corporate debt securities	6,086,912	6,086,912		6,086,912

Total fixed maturity investments	13,467,660	13,467,660

Equity securities	15,757,010	15,757,010	15,757,010

Total equity securities	15,757,010	15,757,010

Total investments	$29,224,670	$29,224,670	$15,757,010	$13,467,660	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2019 and the year ended December 31, 2018.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
March 31, 2019
Due in one year or less	$4,401,968	$4,400,688
Due after one year through five years	8,626,290	8,551,507
Due after five years through ten years	517,341	515,465

Total	$13,545,599	$13,467,660

	Amortized Cost	Estimated Fair Value
December 31, 2018
Due in one year or less	$4,434,013	$4,429,510
Due after one year through five years	9,851,410	9,644,270
Due after five years through ten years	521,004	514,300

Total	$14,806,427	$14,588,080

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Total proceeds on sales of available-for-sale securities	$175,704	$978,371
Total proceeds from maturities of fixed maturity investments	1,250,000	—
Gross gains on sales	38,068	651,068
Gross losses on sales	(12,546)	(20)
Net unrealized gains (losses) on equity investments	1,721,803	(812,108)

Total	$1,747,325	$(161,060)

Net Investment Income

Major categories of net investment income during the three months ended March 31, 2019 and 2018 are summarized as follows:

	March 31, 2019	March 31, 2018
Interest earned:
Fixed maturity investments	$84,023	$83,630
Short term investments and cash and cash equivalents	17,600	2,341
Dividends earned	47,477	37,266
Investment expenses	(26,058)	(34,768)

Net investment income	$123,042	$88,469

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Liability—beginning of year	$12,989,260	$11,228,507
Incurred related to:
Current year	1,576,693	1,377,188
Prior years	—	—

Total incurred	1,576,693	1,377,188

Paid related to:
Current year	—	—
Prior years	—	(17,453)

Total paid	—	(17,453)

Liability—end of year	$14,565,953	$12,588,242

As incurred losses for the three months ended March 31, 2019 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2019 and 2018.

	As of and for the Three Months Ended March 31, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,321,441	$1,568,313	$5,889,754
Total losses and expenses	2,833,661	1,386,382	4,220,043
Segment income	1,487,780	181,931	1,669,711
Identifiable assets	—	980,139	980,139

	As of and for the Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,061,623	$1,429,941	$3,491,564
Total losses and expenses	2,510,921	1,295,810	3,806,731
Segment income	(449,298)	134,131	(315,167)
Identifiable assets	—	414,522	414,522

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2019, no phantom shares were granted. 87,636 phantom shares were outstanding at March 31, 2019 and December 31, 2018.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2019.

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

A summary of the status of the stock option plan as of March 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—March 31, 2019	15,400	$28.23	31,600	$28.79	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.8		4.2		4.2

A summary of the status of the stock option plan as of December 31, 2018 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2018	—	—	35,000	$27.99	35,000	$27.99
Granted	—	—	12,000	30.40	12,000	30.40
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	7,000	27.99	(7,000)	27.99	—	—
Outstanding—December 31, 2018	7,000	$27.99	40,000	$28.71	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	4.0		4.4		4.4

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2018 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2018 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $4,321,441 and $1,568,313, respectively, for the three months ended March 31, 2019 compared to $2,061,623 and $1,429,941, respectively, for the three months ended March 31, 2018. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

We recorded a net income of $1,669,711 for the three months ended March 31, 2019 compared to a net loss of $315,167 for the same period in 2018. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $1,908,385—from a $161,060 loss for the three months ended March 31, 2018 to a $1,747,325 gain for the three months ended March 31,

2019, which is attributable to favorable market conditions and to the increase in commission income of $126,824—from $1,428,980 for the three months ended March 31, 2018 to $1,555,804 for the three months ended March 31, 2019 as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses of $91,976—from $1,639,666 for the three months ended March 31, 2018 to $1,731,642 for the three months ended March 31, 2019, as discussed in further detail below.

Our net premiums earned for the first quarter of 2019 were $2,463,583 compared to $2,135,175 for the first quarter of 2018, an increase of $328,408 or 15.4%. The net premiums earned during the quarters ended March 31, 2019 and 2018 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2019 and 2018, we recorded commission income under the Agency Agreement of $1,555,804 and $1,428,980, respectively, an increase of $126,824 or 8.9%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2019, as referred to above.

We recorded net investment income of $123,042 for the quarter ended March 31, 2019 compared to $88,469, for the quarter ended March 31, 2018. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the first quarter of 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during the first quarter of 2019 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.4% for the quarter ended March 31, 2019, compared to the 1.0% yield earned for the quarter ended March 31, 2018.

We recorded net realized and unrealized gains on investments of $1,747,325 during the quarter ended March 31, 2019 compared to net realized and unrealized losses of $161,060 during the quarter ended March 31, 2018, an increase of $1,908,385 or 1184.9%. The increase was primarily related to the increase in the fair value of our equity investments of $1,718,224 during the quarter ended March 31, 2019, which was attributable to favorable market conditions.

For the quarter ended March 31, 2019, we recorded loss and loss adjustment expenses of $1,576,693 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,463,583. For the quarter ended March 31, 2018, we recorded loss and loss adjustment expenses of $1,377,188 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,135,175. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first three months of 2019 compared to the corresponding period in 2018, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in accident years 2015 and 2016.

We recorded policy acquisition costs of $911,708 in the first quarter of 2019 compared to $789,877 for the same period in 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2019 and 2018 were 37% of the net premiums earned under the Reinsurance Agreement of $2,463,583 and $2,135,175, respectively.

We incurred operating and management expenses of $1,731,642 in the first quarter 2019 compared to $1,639,666 for the same period in 2018, an increase of $91,976 or 5.6%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019 and 2018.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,321,441	$1,568,313	$5,889,754
Total losses and expenses	2,833,661	1,386,382	4,220,043
Segment income	1,487,780	181,931	1,669,711
Identifiable assets	—	980,139	980,139

	As of and for the Three Months Ended March 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,061,623	$1,429,941	$3,491,564
Total losses and expenses	2,510,921	1,295,810	3,806,731
Segment income	(449,298)	134,131	(315,167)
Identifiable assets	—	414,522	414,522

FINANCIAL CONDITION

As of March 31, 2019, our total investments were $29,224,670, an increase of $1,191,364 or 4.2%, from $28,033,306 at December 31, 2018. This increase was primarily due to the increase in the fair value of certain equity securities as a result of recovering market conditions in the quarter ended March 31, 2019. The cash and cash equivalents balance decreased from $5,498,914 at December 31, 2018 to $5,207,017 at March 31, 2019, a decrease of $291,897 or 5.3%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $472,132 at December 31, 2018 to $972,359 at March 31, 2019, an increase of $500,227 or 106%. The increase was due to the timing of sales and maturities of investments held as restricted cash at March 31, 2019 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2019 was 1.34:1, compared to a ratio of 1.30:1 at December 31, 2018.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of March 31, 2019, the balance was $3,089,777 compared to $2,651,683 as of December 31, 2018. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2019.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of March 31, 2019, the balance was $1,146,450 compared to $2,171,767 as of December 31, 2018. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,869,368 at December 31, 2018 to $2,100,877 at March 31, 2019. The increase in deferred policy acquisition costs in 2019 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,740,467 at March 31, 2019 compared to $1,981,913 as of December 31, 2018. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,934,408 at December 31, 2018 to $4,975,325 at March 31, 2019, a decrease of $959,083 or 16.2%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2018 Form 10-K.

Total cash, investments and other invested assets increased from $34,004,352 at December 31, 2018 to $35,404,046 at March 31, 2019, an increase of $1,399,694 or 4.1%. The net increase resulted primarily from favorable market conditions and positive cash inflows derived from net investment activities and net premiums received under the Reinsurance Agreement in the amount of $483,329.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2019, no such transactions occurred. From inception through March 31, 2019, Investco had repurchased 217,661 common shares from shareholders who had died or retired for a total purchase price of $6,186,730. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through March 31, 2019, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2019, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2019. Since we began paying dividends in 1995, our original shareholders have received $22.37 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $31.37 per share as of March 31, 2019. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.

We have identified accounting for the liability for losses and loss adjustment expenses as our most critical accounting policy and estimate in that it is important to the portrayal of our financial condition and results, and it requires our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. This accounting policy, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2018 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: May 14, 2019	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)