Form 10-Q
period 2019-06-30
AMERINST INSURANCE GROUP LTD
filed 2019-08-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019.

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

As of August 1, 2019, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the legislative and administrative impact of the current United States administration on our business;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	a worsening of the current global economic market conditions and changing rates of inflation and other economic conditions;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $14,244,195 and $14,806,427)	$14,292,608	$14,588,080
Equity securities, at fair value (cost $12,546,573 and $12,145,120)	15,940,845	13,445,226

TOTAL INVESTMENTS	30,233,453	28,033,306
Cash and cash equivalents	6,240,755	5,498,914
Restricted cash and cash equivalents	584,558	472,132
Assumed reinsurance premiums receivables	2,749,710	2,651,863
Accrued investment income	86,690	88,569
Property and equipment	1,056,273	776,382
Deferred income taxes	2,790,000	2,730,000
Deferred policy acquisition costs	2,116,112	1,869,368
Prepaid expenses and other assets	2,008,704	1,981,913

TOTAL ASSETS	$47,866,255	$44,102,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$13,995,217	$12,989,260
Unearned premiums	5,719,204	5,051,847
Assumed reinsurance payable	2,262,430	2,171,767
Accrued expenses and other liabilities	5,709,748	5,934,408

TOTAL LIABILITIES	$27,686,599	$26,147,282

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2019 and 2018: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,425,996	6,393,730
Retained earnings	21,581,045	19,725,581
Accumulated other comprehensive income	48,413	(218,348)
Shares held by Subsidiary (362,699 and 365,198 shares) at cost	(8,871,051)	(8,941,051)

TOTAL SHAREHOLDERS’ EQUITY	20,179,656	17,955,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,866,255	$44,102,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
REVENUE
Net premiums earned	$5,325,609	$4,670,878	$2,862,026	$2,535,703
Commission income	2,945,488	2,757,209	1,389,684	1,328,229
Net investment income	229,652	175,693	106,610	87,224
Net realized and unrealized gains on investments	2,523,297	328,286	775,972	489,346

TOTAL REVENUE	11,024,046	7,932,066	5,134,292	4,440,502

LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,408,388	3,012,715	1,831,695	1,635,527
Policy acquisition costs	1,970,658	1,728,149	1,058,950	938,272
Operating and management expenses	3,502,531	3,358,633	1,770,889	1,718,967

TOTAL LOSSES AND EXPENSES	8,881,577	8,099,497	4,661,534	4,292,766

NET INCOME (LOSS) BEFORE TAX	2,142,469	(167,431)	472,758	147,736
Income (benefit) tax expense	(38,686)	—	(38,686)	—
NET INCOME (LOSS) AFTER TAX	$2,181,155	$(167,431)	$511,444	$147,736

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	266,761	(189,378)	126,352	(25,186)
Reclassification adjustment for gains included in net income	—	—	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	266,761	(189,378)	126,352	(25,186)

COMPREHENSIVE INCOME (LOSS)	$2,447,916	$(356,809)	$637,796	$122,550

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,725,581	$15,812,419	$21,395,292	$20,590,202
Net income (loss)	2,181,155	(167,431)	511,444	147,736
Dividends	(325,691)	(313,417)	(325,691)	(313,417)
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	—	5,092,950	—	—

RETAINED EARNINGS, END OF PERIOD	$21,581,045	$20,424,521	$21,581,045	$20,424,521

Per share amounts
Net income (loss) per share
Basic	$3.45	$(0.26)	$0.81	$0.23
Diluted	$3.44	$(0.26)	$0.80	$0.23

Dividends	$0.50	$0.50	$0.50	$0.50

Weighted average number of shares outstanding for the entire period
Basic	631,305	645,485	632,554	646,647
Diluted	633,787	645,485	637,058	648,404

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of June 30, 2019

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2019	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165
Net income	—	—	1,669,711	—	—	1,669,711
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	140,409	—	140,409

BALANCE AT MARCH 31, 2019	$995,253	$6,393,730	$21,395,292	$(77,939)	$(8,941,051)	$19,765,285

Net income	—	—	511,444	—	—	511,444
Issuance of stock option awards	—	32,266	—	—	—	32,266
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	126,352	—	126,352
Purchase of shares by subsidiary, net	—	—	—	—	70,000	70,000
Dividends ($0.50 per share)	—	—	(325,691)	—	—	(325,691)

BALANCE AT JUNE 30, 2019	$995,253	$6,425,996	$21,581,045	$48,413	$(8,871,051)	$20,179,656

As of June 30, 2018
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2018	$995,253	$6,323,450	$15,812,419	$5,029,160	$(8,454,506)	$19,705,776
Net loss	—	—	(315,167)	—	—	(315,167)
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(164,192)	—	(164,192)
Cumulative effect of adoption of accounting guidance (ASU 2016-01))	—	—	5,092,950	(5,092,950)	—	—

BALANCE AT MARCH 31, 2018	$995,253	$6,323,450	$20,590,202	$(227,982)	$(8,454,506)	$19,226,417

Net income	—	—	147,736	—	—	147,736
Issuance of stock option awards	—	18,700	—	—	—	18,700
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(25,186)	—	(25,186)
Purchase of shares by subsidiary, net	—	—	—	—	12,542	12,542
Dividends ($0.50 per share)	—	—	(313,417)	—	—	(313,417)

BALANCE AT JUNE 30, 2018	$995,253	$6,342,150	$20,424,521	$(253,168)	$(8,441,964)	$19,066,792

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$1,040,966	$722,419

INVESTING ACTIVITIES
Purchases of property and equipment	(427,800)	(163,428)
Purchases of available-for-sale securities	(3,485,934)	(4,202,833)
Proceeds from sales of available-for-sale securities	1,802,726	2,930,138
Proceeds from redemptions of hedge fund investments	—	3,085
Proceeds from maturities of fixed maturity investments	2,250,000	1,970,000

Net Cash provided by Investing Activities	138,992	536,962

FINANCING ACTIVITIES
Dividends paid	(325,691)	(313,417)

Net Cash used in Financing Activities	(325,691)	(313,417)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	854,267	945,964
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,971,046	5,718,956

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,825,313	$6,664,920

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst””) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2018 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2019

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which is codified in ASC 842, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.

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

Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820—Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted, with the amendments being applied either prospectively or retrospectively, as specified in the ASU. In addition, an entity may elect to early adopt the removal or modification of disclosures immediately and delay the adoption of the new disclosure requirements until the effective date. We are currently assessing the impact of adopting this guidance. However, we do not expect the new or modified disclosures to have a material impact on our consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2019 and December 31, 2018 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2019
Fixed maturity investments:
U.S. government agency securities	$4,697,638	$34,138	$(305)	$4,731,471
Obligations of U.S. states and political subdivisions	2,417,499	24,745	—	2,442,244
Corporate debt securities	7,129,058	4,775	(14,940)	7,118,893

Total fixed maturity investments	14,244,195	63,658	(15,245)	14,292,608

Equity securities	12,546,573	4,180,187	(785,915)	15,940,845

Total equity securities	12,546,573	4,180,187	(785,915)	15,940,845

Total investments	$26,790,768	$4,243,845	$(801,160)	$30,233,453

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$6,739,840	$287	$(66,395)	$6,673,732
Obligations of U.S. states and political subdivisions	1,908,719	7,735	(13,514)	1,902,940
Corporate debt securities	6,157,868	—	(146,460)	6,011,408

Total fixed maturity investments	14,806,427	8,022	(226,369)	14,588,080

Equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total investments	$26,951,547	$2,604,291	$(1,522,532)	$28,033,306

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of June 30, 2019
Fixed maturity investments:
U.S. government agency securities	$497,945	$(285)	$249,668	$(20)	$747,613	$(305)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	3,488,669	(14,940)	—	—	3,488,669	(14,940)

Total fixed maturity investments	3,986,614	(15,225)	249,668	(20)	4,236,282	(15,245)

Equity securities	245,726	(125,246)	3,875,392	(660,669)	4,121,118	(785,915)

Total equity securities	245,726	(125,246)	3,875,392	(660,669)	4,121,118	(785,915)

Total investments	$4,232,340	$(140,471)	$4,125,060	$(660,689)	$8,357,400	$(801,160)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$3,389,369	$(55,015)	$2,788,235	$(11,380)	$6,177,604	$(66,395)
Obligations of states and political subdivisions	766,118	(13,166)	139,651	(348)	905,769	(13,514)
Corporate debt securities	4,498,396	(125,689)	1,513,012	(20,771)	6,011,408	(146,460)

Total fixed maturity investments	8,653,883	(193,870)	4,440,898	(32,499)	13,094,781	(226,369)

Equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total investments	$8,751,591	$(234,851)	$10,123,963	$(1,287,681)	$18,875,554	$(1,522,532)

As of June 30, 2019 and December 31, 2018, there were 13 and 35 fixed income securities in an unrealized loss position with an estimated fair value of $4,236,282 and $13,094,781, respectively. As of June 30, 2019 and December 31, 2018, 10 and 21 of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2019 and December 31, 2018, none of the fixed income securities were considered to be other than-temporarily-impaired. The Company has the intent to hold these fixed income securities, and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2019. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2019 and December 31, 2018, relating to 13 and 35 fixed maturity securities, amounted to $15,245 and $226,369, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months ended and three months ended June 30, 2019, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2019 and December 31, 2018 and what level within the fair value hierarchy each valuation technique resides:

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

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities are classified as Level 1 in the fair value hierarchy. AmerInst receives prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2018. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2019 and December 31, 2018:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2019
U.S. government agency securities	$4,731,471	$4,731,471	$—	$4,731,471	$—
Obligations of U.S. state and political subdivisions	2,442,244	2,442,244		2,442,244
Corporate debt securities	7,118,893	7,118,893		7,118,893

Total fixed maturity investments	14,292,608	14,292,608

Equity securities	15,940,845	15,940,845	15,940,845

Total equity securities	15,940,845	15,940,845

Total investments	$30,233,453	$30,233,453	$15,940,845	$14,292,608	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2019 and the year ended December 31, 2018.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
June 30, 2019
Due in one year or less	$3,401,435	$3,406,713
Due after one year through five years	10,329,102	10,372,185
Due after five years through ten years	513,658	513,710

Total	$14,244,195	$14,292,608

	Amortized Cost	Estimated Fair Value
December 31, 2018
Due in one year or less	$4,434,013	$4,429,510
Due after one year through five years	9,851,410	9,644,270
Due after five years through ten years	521,004	514,300

Total	$14,806,427	$14,588,080

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the six months ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Total proceeds on sales of available-for-sale securities	$1,802,726	$2,930,138
Proceeds from redemptions of hedge fund investments	—	3,085
Total proceeds from maturities of fixed maturity investments	2,250,000	1,970,000
Gross gains on sales	522,735	1,312,844
Gross losses on sales	(93,604)	(616)
Net unrealized gains (losses) on equity investments	2,094,166	(983,942)

Total	$2,523,297	$328,286

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Total proceeds on sales of available-for-sale securities	$1,627,022	$1,915,767
Proceeds from redemptions of hedge fund investments	—	3,085
Total proceeds from maturities of fixed maturity investments	1,000,000	1,970,000
Gross gains on sales	484,667	661,776
Gross losses on sales	(81,058)	(596)
Net unrealized gains (losses) on equity investments	372,363	(171,834)

Total	$775,972	$489,346

Net Investment Income

Major categories of net investment income during the six months ended June 30, 2019 and 2018 are summarized as follows:

	June 30, 2019	June 30, 2018
Interest earned:
Fixed maturity investments	$171,885	$165,599
Short term investments and cash and cash equivalents	35,874	5,589
Dividends earned	93,972	76,070
Investment expenses	(72,079)	(71,565)

Net investment income	$229,652	$175,693

Major categories of net investment income during the three months ended June 30, 2019 and 2018 are summarized as follows:

	June 30, 2019	June 30, 2018
Interest earned:
Fixed maturity investments	$87,862	$81,969
Short term investments and cash and cash equivalents	18,274	3,248
Dividends earned	46,495	38,804
Investment expenses	(46,021)	(36,797)

Net investment income	$106,610	$87,224

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Liability—beginning of year	$12,989,260	$11,228,507
Incurred related to:
Current year	3,408,388	3,012,715
Prior years	—	—

Total incurred	3,408,388	3,012,715

Paid related to:
Current year	(94,416)	(227,787)
Prior years	(2,308,015)	(2,182,393)

Total paid	(2,402,431)	(2,410,180)

Liability—end of year	$13,995,217	$11,831,042

As incurred losses for the six months ended June 30, 2019 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2019 and 2018.

	As of and for the Six Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,052,556	$2,971,490	$11,024,046
Total losses and expenses	6,121,178	2,721,713	8,842,891
Segment income	1,931,378	249,777	2,181,155
Identifiable assets	—	1,056,273	1,056,273

	As of and for the Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,172,943	$2,759,123	$7,932,066
Total losses and expenses	5,476,206	2,623,291	8,099,497
Segment (loss) income	(303,263)	135,832	(167,431)
Identifiable assets	—	434,451	434,451

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2019 and 2018.

	As of and for the Three Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,731,115	$1,403,177	$5,134,292
Total losses and expenses	3,287,517	1,335,331	4,622,848
Segment income	443,598	67,846	511,444
Identifiable assets	—	1,056,273	1,056,273

	As of and for the Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,111,320	$1,329,182	$4,440,502
Total losses and expenses	2,965,285	1,327,481	4,292,766
Segment income	146,035	1,701	147,736
Identifiable assets	—	434,451	434,451

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the six months and three months ended June 30, 2019, 1,397 phantom shares were granted, arising from the dividends declared on the Company’s common shares. 89,033 phantom shares were outstanding at June 30, 2019.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2019.

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

A summary of the status of the stock option plan as of June 30, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—June 30, 2019	15,400	$28.23	31,600	$28.79	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.6		4.0		3.9

A summary of the status of the stock option plan as of December 31, 2018 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2018	—	—	35,000	$27.99	35,000	$27.99
Granted	—	—	12,000	30.40	12,000	30.40
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	7,000	27.99	(7,000)	27.99	—	—
Outstanding—December 31, 2018	7,000	$27.99	40,000	$28.71	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	4.0		4.4		4.4

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $36,266 and $70,280 of compensation expense for stock options for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $8,052,556 and $2,971,490, respectively, for the six months ended June 30, 2019 compared to $5,172,943 and $2,759,123, respectively, for the six months ended June 30, 2018. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2019 compared to six months ended June 30, 2018

We recorded net income of $2,181,155 for the six months ended June 30, 2019 compared to a net loss of $167,431 for the same period in 2018. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $2,195,011 (from $328,286 for the six months ended June 30, 2018 to $2,523,297 for the six months ended June 30, 2019) and to the increase in commission income of $188,279 (from $2,757,209 for the six months ended June 30, 2018 to $2,945,488 for the six months ended June 30, 2019) as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses of $143,898 (from $3,358,633 for the six months ended June 30, 2018 to $3,502,531 for the six months ended June 30, 2019), as discussed in further detail below.

Our net premiums earned for the six months ended June 30, 2019 were $5,325,609 compared to $4,670,878 for the six months ended June 30, 2018, an increase of $654,731 or 14%. The net premiums earned for the six months ended June 30, 2019 and 2018 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2019 compared to the same period in 2018 resulted from increased cessions from C&F in 2019, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the six months ended June 30, 2019 and 2018, we recorded commission income under the Agency Agreement of $2,945,488 and $2,757,209, respectively, an increase of $188,279 or 6.8%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2019 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of $229,652 for the six months ended June 30, 2019 compared to $175,693 for the six months ended June 30, 2018. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the first six months of 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during the first six months of 2019 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.3% for the six months ended June 30, 2019, compared to the 1.0% yield earned for the six months ended June 30, 2018.

We recorded net realized and unrealized gains on investments of $2,523,297 during the six months ended June 30, 2019 compared to net realized gains of $328,286 during the six months ended June 30, 2018, an increase of $2,195,011 or 668.6%. The increase was primarily related to the increase in the fair value of our equity investments of $2,094,166 during the first six months ended June 30, 2019, which was attributable to favorable market conditions.

For the six months ended June 30, 2019, we recorded loss and loss adjustment expenses of $3,408,388 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $5,325,609. For the six months ended June 30, 2018, we recorded loss and loss adjustment expenses of $3,012,715 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $4,670,878. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first six months of 2019 compared to the corresponding period in 2018, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in accident years 2015 and 2016.

We recorded policy acquisition costs of $1,970,658 for the six months ended June 30, 2019 compared to $1,728,149 for the same period in 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2019 and 2018 were 37% of the net premiums earned under the Reinsurance Agreement of $5,325,609 and $4,670,878, respectively.

We expensed operating and management expenses of $3,502,531 for the six months ended June 30, 2019 compared to $3,358,633 for the same period in 2018, an increase of $143,898 or 4.3%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019 and the last six months of 2018 and to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2019 compared to 2018.

We recorded an income tax benefit of $38,686 for the six months ended June 30,2019 compared to $0 for the same period in 2018. At December 31, 2018, management believed there was sufficient evidence to support the reversal of the full valuation allowance against Protexure’s deferred tax assets. The release of this allowance has resulted in the recognition of Protexure’s deferred tax assets and to the recording of income tax benefits.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,052,556	$2,971,490	$11,024,046
Total losses and expenses	6,121,178	2,721,713	8,842,891
Segment income	1,931,378	249,777	2,181,155
Identifiable assets	—	1,056,273	1,056,273

	As of and for the Six Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$5,172,943	$2,759,123	$7,932,066
Total losses and expenses	5,476,206	2,623,291	8,099,497
Segment (loss) income	(303,263)	135,832	(167,431)
Identifiable assets	—	434,451	434,451

Three months ended June 30, 2019 compared to three months ended June 30, 2018

We recorded a net income of $511,444 for the three months ended June 30, 2019 compared to net income of $147,736 for the same period in 2018. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $286,626 (from a $489,346 gain for the three months ended June 30, 2018 to a $775,972 gain for the three months ended June 30, 2019), which is attributable to favorable market conditions and to the increase in commission income of $61,455 (from $1,328,229 for the three months ended June 30, 2018 to $1,389,684 for the three months ended June 30, 2019) as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses of $51,922 (from $1,718,967 for the three months ended June 30, 2018 to $1,770,889 for the three months ended June 30, 2019), as discussed in further detail below.

Our net premiums earned for the second quarter of 2019 were $2,862,026 compared to $2,535,703 for the second quarter of 2018, an increase of $326,323 or 12.9%. The net premiums earned during the quarters ended June 30, 2019 and 2018 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended June 30, 2019 and 2018, we recorded commission income under the Agency Agreement of $1,389,684 and $1,328,229, respectively, an increase of $61,455 or 4.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2019, as referred to above.

We recorded net investment income of $106,610 for the quarter ended June 30, 2019 compared to $87,224 for the quarter ended June 30, 2018. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the second quarter of 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during the second quarter of 2019 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarter ended June30, 2019, compared to the 1.0% yield earned for the quarter ended June 30, 2018.

We recorded net realized and unrealized gains on investments of $775,972 during the quarter ended June 30, 2019 compared to net realized and unrealized gains of $489,346 during the quarter ended June 30, 2018, an increase of $286,626 or 58.6%. The increase was primarily related to the increase in the fair value of our equity investments of $372,363 during the quarter ended June 30, 2019, which was attributable to favorable market conditions.

For the quarter ended June 30, 2019, we recorded loss and loss adjustment expenses of $1,831,695 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,862,026. For the quarter ended June 30, 2018, we recorded loss and loss adjustment expenses of $1,635,527 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,535,703. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the quarter ended June 30, 2019 compared to the corresponding period in 2018, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in accident years 2015 and 2016.

We recorded policy acquisition costs of $1,058,950 in the second quarter of 2019 compared to $938,272 for the same period in 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2019 and 2018 were 37% of the net premiums earned under the Reinsurance Agreement of $2,862,026 and $2,535,703, respectively.

We incurred operating and management expenses of $1,770,889 in the second quarter 2019 compared to $1,718,967 for the same period in 2018, an increase of $51,922 or 3%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019 and 2018.

We recorded an income tax benefit of $38,686 for the quarter ended June 30, 2019 compared to $0 for the same period in 2018. At December 31, 2018, management believed there was sufficient evidence to support the reversal of the full valuation allowance against Protexure’s deferred tax assets. The release of this allowance has resulted in the recognition of Protexure’s deferred tax assets and to the recording of income tax benefits.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,731,115	$1,403,177	$5,134,292
Total losses and expenses	3,287,517	1,335,331	4,622,848
Segment income	443,598	67,846	511,444
Identifiable assets	—	1,056,273	1,056,273

	As of and for the Three Months Ended June 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,111,320	$1,329,182	$4,440,502
Total losses and expenses	2,965,285	1,327,481	4,292,766
Segment income	146,035	1,701	147,736
Identifiable assets	—	434,451	434,451

FINANCIAL CONDITION

As of June 30, 2019, our total investments were $30,233,453, an increase of $2,200,147 or 7.8%, from $28,033,306 at December 31, 2018. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions. The cash and cash equivalents balance increased from $5,498,914 at December 31, 2018 to $6,240,755 at June 30, 2019, an increase of $741,841 or 13.5%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $472,132 at December 31, 2018 to $584,558 at June 30, 2019, an increase of $112,426 or 23.8%. The increase was due to the timing of sales and maturities of investments held as restricted cash at June 30, 2019 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2019 was 1.34:1, compared to a ratio of 1.30:1 at December 31, 2018.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of June 30, 2019, the balance was $2,749,710 compared to $2,651,683 as of December 31, 2018. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2019.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of June 30, 2019, the balance was $2,262,430 compared to $2,171,767 as of December 31, 2018. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,869,368 at December 31, 2018 to $2,116,112 at June 30, 2019. The increase in deferred policy acquisition costs in 2019 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $2,008,704 at June 30, 2019 compared to $1,981,913 as of December 31, 2018. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,934,408 at December 31, 2018 to $5,709,748 at June 30, 2019, a decrease of $224,660 or 3.8%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $34,004,352 at December 31, 2018 to $37,058,766 at June 30, 2019, an increase of $3,054,414 or 9%. The net increase resulted primarily from favorable market conditions and positive cash inflows derived from net investment activities and net premiums received under the Reinsurance Agreement in the amount of $1,365,950.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June 30, 2019, no such transactions occurred. From inception through June 30, 2019, Investco had repurchased 217,661 common shares from shareholders who had died or retired for a total purchase price of $6,186,730. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through June 30, 2019, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2019, no such transactions occurred.

Cash Dividends

During the second quarter of 2019, we declared a dividend of $0.50 per share to be paid to our shareholders on or before December 1, 2019, which amounted to total ordinary cash dividends of $352,459. The dividends to be paid in 2019 have been reduced by $26,768, which represents a write-back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $31.90 per share as of June 30, 2019. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: August 12, 2019	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)