Form 10-Q
period 2019-09-30
AMERINST INSURANCE GROUP LTD
filed 2019-11-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019.

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from                  to                 .

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Citadel Management Bermuda Limited 25 Church Street, Continental Building P.O. Box HM 1601, Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

(441) 295-6015

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $14,801,687 and $14,806,427)	$14,918,441	$14,588,080
Equity securities, at fair value (cost $12,002,872, and $12,145,120)	15,914,233	13,445,226

TOTAL INVESTMENTS	30,832,674	28,033,306
Cash and cash equivalents	5,978,562	5,498,914
Restricted cash and cash equivalents	930,874	472,132
Assumed reinsurance premiums receivables	2,886,098	2,651,863
Accrued investment income	105,660	88,569
Property and equipment	983,448	776,382
Deferred income taxes	2,785,000	2,730,000
Deferred policy acquisition costs	2,111,128	1,869,368
Prepaid expenses and other assets	1,974,296	1,981,913

TOTAL ASSETS	$48,587,740	$44,102,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$15,797,403	$12,989,260
Unearned premiums	5,705,725	5,051,847
Assumed reinsurance payable	1,077,067	2,171,767
Accrued expenses and other liabilities	5,764,045	5,934,408

TOTAL LIABILITIES	$28,344,240	$26,147,282

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2019 and 2018: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,444,036	6,393,730
Retained earnings	21,558,508	19,725,581
Accumulated other comprehensive income	116,754	(218,348)
Shares held by Subsidiary (362,699 and 365,198 shares) at cost	(8,871,051)	(8,941,051)

TOTAL SHAREHOLDERS’ EQUITY	20,243,500	17,955,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,587,740	$44,102,447

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
REVENUE
Net premiums earned	$8,141,526	$7,224,922	$2,815,917	$2,554,044
Commission income	4,395,855	4,091,561	1,450,367	1,334,352
Net investment income	355,143	267,908	125,491	92,215
Net realized and unrealized gains on investments	2,595,789	895,340	72,492	567,054

TOTAL REVENUE	15,488,313	12,479,731	4,464,267	4,547,665

LOSSES AND EXPENSES
Losses and loss adjustment expenses	5,210,575	4,660,077	1,802,187	1,647,362
Policy acquisition costs	3,012,548	2,673,143	1,041,890	944,994
Operating and management expenses	5,138,604	4,874,487	1,636,073	1,515,854

TOTAL LOSSES AND EXPENSES	13,361,727	12,207,707	4,480,150	4,108,210

NET INCOME (LOSS) BEFORE TAX	2,126,586	272,024	(15,883)	439,455
Income tax (benefit) expense	(32,032)	—	6,654	—
NET INCOME (LOSS) AFTER TAX	$2,158,618	$272,024	$(22,537)	$439,455

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	335,102	(207,907)	68,341	(18,529)
Reclassification adjustment for gains included in net income	—	—	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	335,102	(207,907)	68,341	(18,529)

COMPREHENSIVE INCOME	$2,493,720	$64,117	$45,804	$420,926

RETAINED EARNINGS, BEGINNING OF PERIOD	$19,725,581	$15,812,419	$21,581,045	$20,424,521
Net income (loss)	2,158,618	272,024	(22,537)	439,455
Dividends	(325,691)	(313,417)	—	—
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	—	5,092,950	—	—

RETAINED EARNINGS, END OF PERIOD	$21,558,508	$20,863,976	$21,558,508	$20,863,976

Per share amounts
Net Income (loss) per share
Basic	$3.41	$0.42	$(0.04)	$0.68
Diluted	$3.40	$0.42	$(0.04)	$0.68

Dividends	$0.50	$0.50	$0.00	$0.00

Weighted average number of shares outstanding for the entire period
Basic	631,721	645,485	632,554	646,647
Diluted	634,276	648,167	632,554	648,605

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2019

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2019	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165
Net income	—	—	1,669,711	—	—	1,669,711
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	140,409	—	140,409

BALANCE AT MARCH 31, 2019	$995,253	$6,393,730	$21,395,292	$(77,939)	$(8,941,051)	$19,765,285

Net income	—	—	511,444	—	—	511,444
Issuance of stock option awards	—	32,266	—	—	—	32,266
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	126,352	—	126,352
Issuance of shares by subsidiary, net	—	—	—	—	70,000	70,000
Dividends ($0.50 per share)	—	—	(325,691)	—	—	(325,691)

BALANCE AT JUNE 30, 2019	$995,253	$6,425,996	$21,581,045	$48,413	$(8,871,051)	$20,179,656

Net loss	—	—	(22,537)	—	—	(22,537)
Issuance of stock option awards	—	18,040	—	—	—	18,040
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	68,341	—	68,341

BALANCE AT SEPTEMBER 30, 2019	$995,253	$6,444,036	$21,558,508	$116,754	$(8,871,051)	$20,243,500

See the accompanying notes to the unaudited condensed consolidated financial statements

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2018

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2018	$995,253	$6,323,450	$15,812,419	$5,029,160	$(8,454,506)	$19,705,776
Net loss	—	—	(315,167)	—	—	(315,167)
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(164,192)	—	(164,192)
Cumulative effect of adoption of accounting guidance (ASU 2016-01))	—	—	5,092,950	(5,092,950)	—	—

BALANCE AT MARCH 31, 2018	$995,253	$6,323,450	$20,590,202	$(227,982)	$(8,454,506)	$19,226,417

Net income	—	—	147,736	—	—	147,736
Issuance of stock option awards	—	18,700	—	—	—	18,700
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(25,186)	—	(25,186)
Purchase of shares by subsidiary, net	—	—	—	—	12,542	12,542
Dividends ($0.50 per share)	—	—	(313,417)	—	—	(313,417)

BALANCE AT JUNE 30, 2018	$995,253	$6,342,150	$20,424,521	$(253,168)	$(8,441,964)	$19,066,792

Net income	—	—	439,455	—	—	439,455
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(18,530)	—	(18,530)

BALANCE AT SEPTEMBER 30, 2018	$995,253	$6,342,150	$20,863,976	$(271,697)	$(8,441,964)	$19,487,718

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
OPERATING ACTIVITIES
Net Cash provided by Operating Activities	$1,603,447	$861,395

INVESTING ACTIVITIES
Purchases of property and equipment	(434,250)	(396,674)
Purchases of available-for-sale securities	(5,492,708)	(6,035,248)
Proceeds from sales of available-for-sale securities	2,232,592	3,419,578
Proceeds from redemptions of hedge fund investments	—	3,085
Proceeds from redemptions of fixed maturity investments	265,000	—
Proceeds from maturities of fixed maturity investments	3,090,000	2,370,000

Net Cash used in Investing Activities	(339,366)	(639,259)

FINANCING ACTIVITIES
Dividends paid	(325,691)	(313,417)

Net Cash used in Financing Activities	(325,691)	(313,417)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	938,390	(91,281)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	$5,971,046	$5,718,956

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,909,436	$5,627,675

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

New Accounting Pronouncements

New Accounting Standards Adopted in 2019

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which is codified in Accounting Standards Codification (“ASC”) 842, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.

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

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The tentative effective date for the ASU is January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2019 and December 31, 2018 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2019
Fixed maturity investments:
U.S. government agency securities	$4,524,710	$48,329	$(725)	$4,572,314
Obligations of U.S. states and political subdivisions	2,947,364	32,641	—	2,980,005
Corporate debt securities	7,329,613	41,628	(5,119)	7,366,122

Total fixed maturity investments	14,801,687	122,598	(5,844)	14,918,441

Equity securities	12,002,872	4,456,663	(545,302)	15,914,233

Total equity securities	12,002,872	4,456,663	(545,302)	15,914,233

Total investments	$26,804,559	$4,579,261	$(551,146)	$30,832,674

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$6,739,840	$287	$(66,395)	$6,673,732
Obligations of U.S. states and political subdivisions	1,908,719	7,735	(13,514)	1,902,940
Corporate debt securities	6,157,868	—	(146,460)	6,011,408

Total fixed maturity investments	14,806,427	8,022	(226,369)	14,588,080

Equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total investments	$26,951,547	$2,604,291	$(1,522,532)	$28,033,306

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of September 30, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$249,275	$(725)	$249,275	$(725)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	2,125,346	(5,119)	—	—	2,125,346	(5,119)

Total fixed maturity investments	2,125,346	(5,119)	249,275	(725)	2,374,621	(5,844)

Equity securities	710,251	(357,984)	3,013,455	(187,318)	3,723,706	(545,302)

Total equity securities	710,251	(357,984)	3,013,455	(187,318)	3,723,706	(545,302)

Total investments	$2,835,597	$(363,103)	$3,262,730	$(188,043)	$6,098,327	$(551,146)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
As of December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$3,389,369	$(55,015)	$2,788,235	$(11,380)	$6,177,604	$(66,395)
Obligations of states and political subdivisions	766,118	(13,166)	139,651	(348)	905,769	(13,514)
Corporate debt securities	4,498,396	(125,689)	1,513,012	(20,771)	6,011,408	(146,460)

Total fixed maturity investments	8,653,883	(193,870)	4,440,898	(32,499)	13,094,781	(226,369)

Equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total investments	$8,751,591	$(234,851)	$10,123,963	$(1,287,681)	$18,875,554	$(1,522,532)

As of September 30, 2019 and December 31, 2018, there were six and 35 fixed income securities in an unrealized loss position with an estimated fair value of $2,374,621 and $13,094,781, respectively. As of September 30, 2019 and December 31, 2018, five and 21 of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2019 and December 31, 2018, none of the fixed income securities were considered to be other-than-temporarily impaired. The Company has the intent to hold these fixed income securities, and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2019. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the Company’s fixed maturity investments as of September 30, 2019 and December 31, 2018, relating to six and 35 fixed maturity securities, amounted to $5,844 and $226,369, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months ended and three months ended September 30, 2019, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2019 and December 31, 2018 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2018. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2019 and December 31, 2018:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2019
U.S. government agency securities	$4,572,314	$4,572,314	$—	$4,572,314	$—
Obligations of U.S. state and political subdivisions	2,980,005	2,980,005		2,980,005
Corporate debt securities	7,366,122	7,366,122		7,366,122

Total fixed maturity investments	14,918,441	14,918,441

Equity securities	15,914,233	15,914,233	15,914,233

Total equity securities	15,914,233	15,914,233

Total investments	$30,832,674	$30,832,674	$15,914,233	$14,918,441	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2019 and the year ended December 31, 2018.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
September 30, 2019
Due in one year or less	$2,795,026	$2,798,831
Due after one year through five years	11,496,703	11,608,575
Due after five years through ten years	509,958	511,035

Total	$14,801,687	$14,918,441

	Amortized Cost	Estimated Fair Value
December 31, 2018
Due in one year or less	$4,434,013	$4,429,510
Due after one year through five years	9,851,410	9,644,270
Due after five years through ten years	521,004	514,300

Total	$14,806,427	$14,588,080

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the nine months ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Total proceeds from sales of available-for-sale securities	$2,232,592	$3,419,578
Proceeds from redemptions of hedge fund investments	—	3,085
Proceeds from redemptions of fixed maturity investments	265,000	—
Total proceeds from maturities of fixed maturity investments	3,090,000	2,370,000
Gross gains on sales	570,563	1,448,841
Gross losses on sales	(586,028)	(13,983)
Net unrealized gains (losses) on equity investments	2,611,254	(539,518)

Total	$2,595,789	$895,340

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Total proceeds from sales of available-for-sale securities	$429,866	$489,440
Proceeds from redemptions of fixed maturity investments	265,000	—
Total proceeds from maturities of fixed maturity investments	840,000	400,000
Gross gains on sales	47,828	135,997
Gross losses on sales	(492,424)	(13,367)
Net unrealized gains on equity investments	517,088	444,424

Total	$72,492	$567,054

Net Investment Income

Major categories of net investment income during the nine months ended September 30, 2019 and 2018 are summarized as follows:

	September 30, 2019	September 30, 2018
Interest earned:
Fixed maturity investments	$263,575	$249,287
Short-term investments and cash and cash equivalents	55,362	10,876
Dividends earned	138,543	116,432
Investment expenses	(102,337)	(108,687)

Net investment income	$355,143	$267,908

Major categories of net investment income during the three months ended September 30, 2019 and 2018 are summarized as follows:

	September 30, 2019	September 30, 2018
Interest earned:
Fixed maturity investments	$91,690	$83,688
Short-term investments and cash and cash equivalents	19,488	5,287
Dividends earned	44,571	40,362
Investment expenses	(30,258)	(37,122)

Net investment income	$125,491	$92,215

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Liability—beginning of year	$12,989,260	$11,228,507
Incurred related to:
Current year	5,210,575	4,660,077
Prior years	—	—

Total incurred	5,210,575	4,660,077

Paid related to:
Current year	(94,416)	(202,620)
Prior years	(2,308,016)	(3,083,995)

Total paid	(2,402,432)	(3,286,615)

Liability—end of year	$15,797,403	$12,601,969

As incurred losses for the nine months ended September 30, 2019 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2019 and 2018.

	As of and for the Nine Months Ended September 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$11,053,834	$4,434,479	$15,488,313
Total losses and expenses	9,241,760	4,087,935	13,329,695
Segment income	1,812,074	346,544	2,158,618
Identifiable assets	—	983,448	983,448

	As of and for the Nine Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,385,269	$4,094,462	$12,479,731
Total losses and expenses	8,318,960	3,888,747	12,207,707
Segment income	66,309	205,715	272,024
Identifiable assets	—	636,500	636,500

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2019 and 2018.

	As of and for the Three Months Ended September 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,001,278	$1,462,989	$4,464,267
Total losses and expenses	3,120,582	1,366,222	4,486,804
Segment (loss) income	(119,304)	96,767	(22,537)
Identifiable assets	—	983,448	983,448

	As of and for the Three Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,326	$1,335,339	$4,547,665
Total losses and expenses	2,842,754	1,265,456	4,108,210
Segment income	369,572	69,883	439,455
Identifiable assets	—	636,500	636,500

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”) (formerly AmerInst Professional Services, Limited), a subsidiary of AmerInst, has employment agreements with four key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 75,018 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the nine months ended September 30, 2019, 1,397 phantom shares were granted, arising from the dividends declared on the Company’s common shares. During the three months ended September 30, 2019, no phantom shares were granted. 89,033 phantom shares were outstanding at September 30, 2019.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2019.

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

A summary of the status of the stock option plan as of September 30, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—September 30, 2019	15,400	$28.23	31,600	$28.79	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.3		3.7		3.6

A summary of the status of the stock option plan as of December 31, 2018 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2018	—	—	35,000	$27.99	35,000	$27.99
Granted	—	—	12,000	30.40	12,000	30.40
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	7,000	27.99	(7,000)	27.99	—	—
Outstanding—December 31, 2018	7,000	$27.99	40,000	$28.71	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	4.0		4.4		4.4

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period of five years. The Company recognized $50,306 and $70,280 of compensation expense for stock options for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $11,053,834 and $4,434,479, respectively, for the nine months ended September 30, 2019 compared to $8,385,269 and $4,094,462, respectively, for the nine months ended September 30, 2018. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2019.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. The term of the Reinsurance Agreement is indefinite and may be terminated by either party upon at least 120 days’ prior written notice to the other party.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

We recorded net income of $2,158,618 for the nine months ended September 30, 2019 compared to net income of $272,024 for the same period in 2018. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $1,700,449 (from $895,340 for the nine months ended September 30, 2018 to $2,595,789 for the nine months ended September 30, 2019) and to the increase in commission income of $304,294 (from $4,091,561 for the nine months ended September 30, 2018 to $4,395,855 for the nine months ended September 30, 2019) as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses of $264,117 (from $4,874,487 for the nine months ended September 30, 2018 to $5,138,604 for the nine months ended September 30, 2019), as discussed in further detail below.

Our net premiums earned for the nine months ended September 30, 2019 were $8,141,526 compared to $7,224,922 for the nine months ended September 30, 2018, an increase of $916,604 or 12.7%. The net premiums earned for the nine months ended September 30, 2019 and 2018 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2019 compared to the same period in 2018 resulted from increased cessions from C&F in 2019, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the nine months ended September 30, 2019 and 2018, we recorded commission income under the Agency Agreement of $4,395,855 and $4,091,561, respectively, an increase of $304,294 or 7.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2019 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of $355,143 for the nine months ended September 30, 2019 compared to $267,908 for the nine months ended September 30, 2018. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the first nine months of 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during the first nine months of 2019 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.3% for the nine months ended September 30, 2019, compared to the 1.0% yield earned for the nine months ended September 30, 2018.

We recorded net realized and unrealized gains on investments of $2,595,789 during the nine months ended September 30, 2019 compared to net realized gains of $895,340 during the nine months ended September 30, 2018, an increase of $1,700,449 or 189.9%. The increase was primarily related to the increase in the fair value of our equity investments of $2,611,254 during the first nine months ended September 30, 2019, which was attributable to favorable market conditions.

For the nine months ended September 30, 2019, we recorded loss and loss adjustment expenses of $5,210,575 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $8,141,526. For the nine months ended September 30, 2018, we recorded loss and loss adjustment expenses of $4,660,077 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $7,224,922. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the first nine months of 2019 compared to the corresponding period in 2018, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in accident years 2015 and 2016.

We recorded policy acquisition costs of $3,012,548 for the nine months ended September 30, 2019 compared to $2,673,143 for the same period in 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2019 and 2018 were 37% of the net premiums earned under the Reinsurance Agreement of $8,141,526 and $7,224,922, respectively.

We expensed operating and management expenses of $5,138,604 for the nine months ended September 30, 2019 compared to $4,874,487 for the same period in 2018, an increase of $264,117 or 5.4%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019 and the last three months of 2018.

We recorded an income tax benefit of $32,032 for the nine months ended September 30, 2019 compared to $0 for the same period in 2018. At December 31, 2018, management believed there was sufficient evidence to support the reversal of the full valuation allowance against Protexure’s deferred tax assets. The release of this allowance resulted in the recognition of Protexure’s deferred tax assets and to the recording of income tax benefits.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$11,053,834	$4,434,479	$15,488,313
Total losses and expenses	9,241,760	4,087,935	13,329,695
Segment income	1,812,074	346,544	2,158,618
Identifiable assets	—	983,448	983,448

	As of and for the Nine Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,385,269	$4,094,462	$12,479,731
Total losses and expenses	8,318,960	3,888,747	12,207,707
Segment income	66,309	205,715	272,024
Identifiable assets	—	636,500	636,500

Three months ended September 30, 2019 compared to three months ended September 30, 2018

We recorded a net loss of $22,537 for the three months ended September 30, 2019 compared to net income of $439,455 for the same period in 2018. The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $494,562 (from a $567,054 gain for the three months ended September 30, 2018 to a $72,492 gain for the three months ended September 30, 2019) and to the increase in operating and management expenses of $120,219 (from $1,515,854 for the three months ended September 30, 2018 to $1,636,073 for the three months ended September 30, 2019), as discussed in further detail below. The decrease was partially offset by the increase in commission income of $116,015 (from $1,334,352 for the three months ended September 30, 2018 to $1,450,367 for the three months ended September 30, 2019) as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the third quarter of 2019 were $2,815,917 compared to $2,554,044 for the third quarter of 2018, an increase of $261,873 or 10.3%. The net premiums earned during the quarters ended September 30, 2019 and 2018 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2019 and 2018, we recorded commission income under the Agency Agreement of $1,450,367 and $1,334,352, respectively, an increase of $116,015 or 8.7%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2019, as referred to above.

We recorded net investment income of $125,491 for the quarter ended September 30, 2019 compared to $92,215 for the quarter ended September 30, 2018. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during the third quarter of 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during the third quarter of 2019 compared to the same period in 2018. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.3% for the quarter ended September 30, 2019, compared to the 1.0% yield earned for the quarter ended September 30, 2018.

We recorded net realized and unrealized gains on investments of $72,492 during the quarter ended September 30, 2019 compared to net realized and unrealized gains of $567,054 during the quarter ended September 30, 2018, a decrease of $494,562 or 87.2%. The decrease was primarily related to a loss realized during the quarter ended September 30, 2019 associated with the sale of a certain equity security whose recovery was deemed to be remote.

For the quarter ended September 30, 2019, we recorded loss and loss adjustment expenses of $1,802,187 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,815,917. For the quarter ended September 30, 2018, we recorded loss and loss adjustment expenses of $1,647,362 derived by multiplying our estimated loss ratio of 64.5% and the net premiums earned under the Reinsurance Agreement of $2,554,044. The increase in loss and loss adjustment expense was primarily due to an increase in net premiums earned during the quarter ended September 30, 2019 compared to the corresponding period in 2018, partially offset by a reduction of our estimated loss ratio. The decrease in the estimated loss ratio was primarily the result of better than expected loss emergence in accident years 2015 and 2016.

We recorded policy acquisition costs of $1,041,890 in the third quarter of 2019 compared to $944,994 for the same period in 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2019 and 2018 were 37% of the net premiums earned under the Reinsurance Agreement of $2,815,917 and $2,554,044, respectively.

We incurred operating and management expenses of $1,636,073 in the third quarter 2019 compared to $1,515,854 for the same period in 2018, an increase of $120,219 or 7.9%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019.

We recorded a negative $6,654 adjustment to our income tax benefit for the quarter ended September 30, 2019 compared to $0 for the same period in 2018. At December 31, 2018, management believed there was sufficient evidence to support the reversal of the full valuation allowance against Protexure’s deferred tax assets. The release of this allowance has resulted in the recognition of Protexure’s deferred tax assets.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,001,278	$1,462,989	$4,464,267
Total losses and expenses	3,120,582	1,366,222	4,486,804
Segment (loss) income	(119,304)	96,767	(22,537)
Identifiable assets	—	983,448	983,448

	As of and for the Three Months Ended September 30, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,326	$1,335,339	$4,547,665
Total losses and expenses	2,842,754	1,265,456	4,108,210
Segment income	369,572	69,883	439,455
Identifiable assets	—	636,500	636,500

FINANCIAL CONDITION

As of September 30, 2019, our total investments were $30,832,674, an increase of $2,799,368 or 10%, from $28,033,306 at December 31, 2018. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions. The cash and cash equivalents balance increased from $5,498,914 at December 31, 2018 to $5,978,562 at September 30, 2019, an increase of $479,648 or 8.7%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $472,132 at December 31, 2018 to $930,874 at September 30, 2019, an increase of $458,742 or 97.2%. The increase was due to the timing of sales and maturities of investments held as restricted cash at September 30, 2019 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2019 was 1.33:1, compared to a ratio of 1.30:1 at December 31, 2018.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of September 30, 2019, the balance was $2,886,098 compared to $2,651,683 as of December 31, 2018. The increase resulted from a higher level of premiums assumed under the Reinsurance Agreement during 2019.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of September 30, 2019, the balance was $1,077,067 compared to $2,171,767 as of December 31, 2018. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,869,368 at December 31, 2018 to $2,111,128 at September 30, 2019. The increase in deferred policy acquisition costs in 2019 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,974,296 at September 30, 2019 compared to $1,981,913 as of December 31, 2018. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,934,408 at December 31, 2018 to $5,764,045 at September 30, 2019, a decrease of $170,363 or 2.9%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets increased from $34,004,352 at December 31, 2018 to $37,742,110 at September 30, 2019, an increase of $3,737,758 or 11%. The net increase resulted primarily from favorable market conditions and positive cash inflows derived from net investment activities and net premiums received under the Reinsurance Agreement in the amount of $1.809,731.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2019, no such transactions occurred. From inception through September 30, 2019, Investco had repurchased 217,661 common shares from shareholders who had died or retired for a total purchase price of $6,186,730. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through September 30, 2019, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2019, no such transactions occurred.

Cash Dividends

During the second quarter of 2019, we declared a dividend of $0.50 per share to be paid to our shareholders on or before December 1, 2019, which amounted to total ordinary cash dividends of $352,459. The dividends to be paid in 2019 have been reduced by $26,768, which represents a write-back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.6% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $32.00 per share as of September 30, 2019. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 13, 2019	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)