Form 10-K
period 2019-12-31
AMERINST INSURANCE GROUP LTD
filed 2020-03-30
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

As of March 1, 2020, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $20,179,656 based on book value as of June 30, 2019.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 3, 2020	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2019

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	the impact of COVID-19 coronavirus pandemic;

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $15,853,490 and $5,849,201 for the year ended December 31, 2019 compared to $8,258,126 and $5,507,405 for the year ended December 31, 2018, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Citadel Management Bermuda Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2020 and ending December 31, 2020. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such:

•

is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) an enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. In 2016, the BMA implemented an Economic Balance Sheet (“EBS”) framework which was used as the basis to determine the ECR. AMIC Ltd.’s required and available statutory capital and surplus as at December 31, 2019 are based on this EBS framework.

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

The BMA has also established a Class 3A insurer target capital level equal to 120% of the Class 3A ECR. The applicable ECR is established as discussed above. We are in compliance with these requirements.

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

The Economic Substance Act 2018 (the “ESA”) was passed in Bermuda in December 2018 in response to the requirement of the European Union Code of Conduct Group (Business taxation) (the “EU Code Group”) for companies incorporated in a jurisdiction to have sufficient economic substance in the jurisdiction. Under the provisions of the ESA, any Bermuda-registered entity engaged in a “relevant activity” (which includes insurance business and holding entity activities) must maintain a substantial economic presence in Bermuda. To the extent that the ESA applies to our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.

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

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. As of December 31, 2019, approximately $5.7 million was available for the declaration of dividends to shareholders. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business after the payment of a dividend. Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2019 and 2018 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748

Customers

Our only sources of income, other than our investment portfolio, are our Agency Agreement and Reinsurance Agreement. Without such agreements, we believe current levels of investment income would provide enough revenue to continue operations while we evaluated other reinsurance and insurance opportunities.

Employees

At December 31, 2019, Protexure had 27 employees, 24 full-time salaried employees and three employees who are paid hourly wages. Neither AmerInst, nor any of our other subsidiaries have any employees. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 4 of this Annual Report on Form 10-K for further information.

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

Adverse changes in the economy generally, like we are experiencing, may materially and adversely affect our business and results of operations, and these conditions may not improve in the near future.

The recent adverse changes in market conditions and stability of the global credit markets present risks and uncertainties for our business. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. In particular, the recent severe deterioration in the equity markets could lead to investment losses. Depending on market conditions going forward, particularly if market conditions do not improve in the near future, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

We have incurred net losses before net realized and unrealized gains (losses) in investments and taxes in 2019 and 2018 and may incur further net losses before net realized gains (losses) in investments and taxes if we are unable to generate significant net income under our existing agency and reinsurance agreements.

We incurred net losses before net realized and unrealized gains (losses) on investments and taxes of $1.4 million and $0.6 million for the years ended December 31, 2019 and December 31, 2018, respectively, due mainly to the costs to fund our operations.

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

In 2019, we were still able to record consolidated net income of $2.4 million primarily due to a net realized and unrealized gains on investments of approximately $4.1 million as a result of favorable market conditions. If we are unable to increase Protexure’s profitability under the Agency Agreement and Reinsurance Agreement in future periods and if unfavorable market conditions emerge, we may continue to incur net losses, which could adversely affect our financial condition.

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

Outbreaks of pandemic diseases, such as the novel coronavirus, Covid-19, could cause disruptions in our business.

We face risks related to disease outbreaks, such as the recent outbreak of COVID-19, first identified in Wuhan, Hubei Province, China. An outbreak of a contagious disease, particularly to extent it becomes pandemic like COVID-19, could significantly disrupt our business operations. The effects of such an outbreak may include restrictions on our ability to travel to support our business in our markets and our customers located there, reduced sales of our products in territories where local or widespread quarantines due to the disease may be imposed, and/or temporary closures of our facilities. In addition, a significant geographic spread of a pandemic such as COVID-19, an increase in the severity of the outbreak and/or a prolonged duration of the outbreak could adversely affect the global economy, which could result in reduced demand for our products. Any of these events could lead to a loss of sales and harm our financial condition and results of operations.

Recently enacted U.S. tax reform legislation, various international tax transparency and economic substance initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.

On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is broad and contains many provisions that have significant implications on us, and potentially on our shareholders, including re-measurement of deferred taxes and surplus due to the reduction in corporation income tax rate, and imposition of a new base-erosion anti-abuse tax (“BEAT”) on affiliate transactions (including reinsurance arrangements between affiliated companies).

The Tax Act also includes modifications of the taxation of non-U.S. companies owned by U.S. shareholders. Certain aspects of the Tax Act require clarification through future regulatory action and accordingly, we are unable to definitively determine the impact to our shareholders. The Tax Act may increase the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (CFC) within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal tax purposes. Specifically, the Tax Act expands the definition of “United States shareholder” for CFC purposes to include U.S. persons who own, directly or constructively, 10% or more of the value of a non-U.S. corporation’s shares, rather than looking only to voting power held. The Tax Act also expands certain attribution rules for share ownership in a way that would cause non-U.S. subsidiaries to now be treated as CFCs if owned in a group, that has a non-U.S. parent company and also includes at least one U.S. subsidiary. In the event a corporation is characterized as a CFC, any “United States shareholder” of the CFC is required to include in taxable income each year the shareholder’s proportionate share of certain insurance and related investment income for the taxable year, even if such income is not distributed.

The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that if applicable to us could result in adverse tax consequences to U.S. persons who own our ordinary shares. On July 10, 2019, the U.S. Internal Revenue Service and Department of the Treasury released proposed regulations relating to PFICs that may have an impact on foreign insurance companies and their investors, and other participants in transactions involving foreign insurers. The new proposed regulations withdraw a set of proposed regulations that were issued in April 2015. The proposed regulations provide guidance relating to changes in the PFIC regime made by the Tax Act, address the application and interaction of certain “look-through” rules contained in the Code and introduce new rules relating to the determination of the “active conduct” test. We believe that the income of our non-U.S. subsidiaries that are insurance companies is derived in the “active conduct of an insurance business” by corporations that are predominately engaged in such business under the provision of the Tax Act, and that this is also the case for us when the operations of our subsidiaries are considered as a whole, under the look-through rules applicable to foreign holding companies. There are currently no final regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects. Proposed regulations are expected to become final, possibly as early as the first half of 2020.

The United States and other countries and governing bodies have also enacted reform legislation aimed at increasing transparency on companies’ global tax footprint and profile. The Organization for Economic Co-operation and Development (the “OECD”) is an intergovernmental economic organization founded to stimulate economic progress and trade. It develops economic policy recommendations to encourage policy reform in member countries. Created by the OECD under the initiative known as the “Base Erosion and Profit Shifting Project (“BEPS”), “Country-by-Country Reporting” (Action 13) aims to ensure that multi-national businesses provide appropriate and accurate information to each respective member and non-member region based on various metrics. These metrics are directed at counteracting the effects of global preferential tax regimes and increasing tax transparency. Bermuda has adopted OECD compliant Country-by-Country Reporting regulations for Bermuda headquartered companies which requires the Company to file a report containing results of our global operations. It is uncertain how cooperating jurisdictions, including those in which we operate, will utilize the data collected in our Bermuda filing. These initiatives could increase the burden and costs of compliance.

In December 2017, the European Union’s Code Group included Bermuda on a list of jurisdictions that it had considered to be non-cooperative for tax purposes. In order to be removed from such list, Bermuda passed the Economic Substance Act 2018 (the “ESA”) in December 2018, which came into effect on January 1, 2019 and required compliance by pre-existing entities by July 1, 2019. In February 2020, Bermuda was added to the European Union’s white list of cooperative jurisdictions. The legislation requires Bermuda companies engaging in a “relevant activity” (which includes insurance business and holding entity activities) to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees, which may be outsourced, and incur adequate operating expenditure in Bermuda. The Bermuda Authorities have issued guidance on how the ESA should be interpreted and will be enforced. While we believe that the Bermuda companies are in compliance with the ESA requirements, we may incur increased operating expenditures that could negatively impact our results of operations.

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

The success of our business plan is dependent upon our ability to retain Protexure senior executives and other qualified Protexure employees. In 2019, Protexure entered into an employment agreement with Mr. Kyle Nieman, President and CEO of Protexure. Mr. Nieman has more than 35 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and Protexure’s key employees did not renew their relationships with Protexure, or would do so only upon terms that were not acceptable to Protexure, our business could be harmed.

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

We reinsure professional liability insurance for certified public accountants and attorneys. The financial institutions and financial services segment may be particularly impacted by financial market turmoil. As a result, accountants and lawyers that service this industry may be subject to additional claims. This may give rise to increased litigation, including class action suits, which may involve clients of parties for which we provide reinsurance. To the extent we have claims relating to these events, it could cause substantial volatility in our financial results and could have a material adverse effect on our financial condition and results of operations.

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

Our Bermuda insurance subsidiary, AMIC Ltd., is registered as a Class 3A insurer and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds, ceding insurance companies and note holders rather than shareholders. Among other things, those statutes and regulations require AMIC Ltd. to:

•	meet and maintain certain standards of liquidity and solvency,

•	file periodic reports in accordance with the Bermuda Statutory Accounting Rules,

•	produce annual audited statutory financial statements,

•	produce annual audited U.S. GAAP statements or audited condensed general purpose financial statements prepared in accordance with the Insurance Act Rules,

•	comply with the ICIC, and

•	comply with restrictions on payments of dividends and reductions of capital.

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

Investco, our subsidiary, currently owns approximately 37.13% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by Investco are deemed issued and outstanding and can be voted by Investco at the direction of Investco’s board of directors, which is effectively controlled by our board of directors which, consequently, may hinder or prohibit a change in control transaction not approved by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

Protexure leases office space in Lisle, Illinois under a non-cancellable lease agreement that commenced on December 14, 2009 and expires December 31, 2020. The lease is renewable at the option of the lessee under certain conditions.

For operating leases that have a lease term of more than 12 months, the Company recognizes a lease liability and a right-of-use asset in the Company’s consolidated balance sheets at the present value of the lease payments at the lease commencement date. At the commencement date, the Company determines lease terms by assuming the exercise of those renewal options that are deemed to be reasonably certain. The exercise of lease renewal options is at the sole discretion of the Company. As the lease contracts generally do not provide an implicit discount rate, the Company used 6%, its estimated incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the year ended December 31, 2019, the total lease amortization was $98,800. Cash outflows for this lease was $106,900.

Minimum lease payments, subsequent to December 31, 2018 are as follows:

2019	$106,872
2020	109,828

Total	$216,700

The Company is evaluating its lease needs at the current time.

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

The Bermuda Monetary Authority has authorized Investco to purchase our common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2019, Investco had purchased an aggregate of 224,538 common shares from shareholders who had died or retired for a total aggregate purchase price of $6,379,286. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2019	—	—	—	N/A
November 2019	—	—	—	N/A
December 2019	6,877	$28.00	6,877	N/A
Total	6,877	$28.00	6,877	N/A

(1)	It is our policy to limit Investco’s repurchase of our common stock to $500,000 per calendar year.

From time to time, Investco has also purchased common shares in privately negotiated transactions. Through December 31, 2019, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2019.

During 2019, the directors of AmerInst were granted 2,499 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by Investco. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director stock grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of December 31, 2019, there were 1,573 holders of record of our common shares. During 2019 and 2018, we paid total ordinary cash dividends of $315,026 and $322,162, respectively, which represented a single annual dividend of $0.50 per share. During 2019, the dividend amount paid was reduced by $19,335, which represented a write back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. During 2018 the dividend amount paid was reduced by $8,745, which represented a write back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Our reinsurance segment had revenues of $15,853,490 for the year ended December 31, 2019 and $8,258,126 for the year ended December 31, 2018. Total losses and expenses for this segment were $13,838,051 for the year ended December 31, 2019 and $11,527,532 for the year ended December 31, 2018. This resulted in a segment income (loss) of $2,015,439 and $(3,269,406) for the years ended December 31, 2019 and 2018, respectively.

Our insurance segment had revenues of $5,849,201 for the year ended December 31, 2019 and $5,507,405 for the year ended December 31, 2018. Operating and management expenses were $5,452,121 for the year ended December 31, 2019 and $2,353,708 for the year ended December 31, 2018. This resulted in segment income of $397,080 and $3,153,697 for the years ended December 31, 2019 and 2018, respectively.

Our results of operations for the years ended December 31, 2019 and December 31, 2018 are discussed in greater detail below.

We operate our business with no material long-term debt, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC. Our access to operating cash flows is primarily through the payment of dividends from our subsidiaries.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2019. Based on data received from the ceding companies (the insurance companies whose policies we reinsure) our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2019, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $11.4 million, the high estimate was $16.5 million, and the central estimate was $13.7 million. Due to our concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, we selected reserves of $13,966,044 as of December 31, 2019, which is marginally greater than the central estimate of our independent actuary.

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

Income Taxes

Our U.S. subsidiary operates in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that all or some portion of deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.

We recognize a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized.

Results of Operations

We recorded net income of $2,412,519 in 2019 compared to a net loss of $115,709 in 2018. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $6,324,169 (from a $2,249,172 net loss for the year ended December 31, 2018 to a $4,074,997 net gain for the year ended December 31, 2019) as a result of favorable market conditions and to the increase in commission income of $303,208 (from $5,497,779 for the year ended December 31, 2018 to $5,800,987 for the year ended December 31, 2019) as a result of a higher volume of premiums written under the Agency Agreement. This was partially offset by the increase in operating and management expenses of $249,717 (from $6,598,204 for the year ended December 31, 2018 to $6,847,921 for the year ended December 31, 2019), as discussed in further detail below.

Our net premiums earned were $11,348,596 for the year ended December 31, 2019 compared to $10,132,515 for the year ended December 31, 2018, an increase of $1,216,081 or 12%. The net premiums earned during 2019 and 2018 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F in 2019, arising from a higher volume of underwriting activity under the Agency Agreement. The higher volume of underwriting activity was due to the continued marketing of the program by Protexure resulted in increased penetration in targeted markets.

For the years ended December 31, 2019 and 2018, we recorded commission income under the Agency Agreement of $5,800,987 and $5,497,779, respectively, an increase of $303,208 or 5.5%. This increase resulted from the higher volume of premiums written under the Agency Agreement in 2019, as referred to above.

We recorded net investment income of $478,111 for the year ended December 31, 2019 compared to $384,409 for the year ended December 31, 2018, an increase of $93,702 or 24.4%. The increase in net investment income was attributable to higher yielding fixed income securities held in the Company’s investment portfolio during 2019 compared to the same period in 2018 and to certain higher yielding equity securities held in our investment portfolio during 2019 compared to the same period in 2018. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.3% in 2019, a marginal increase from the 1.1% yield earned in 2018.

We recorded net realized and unrealized gains on investments of $4,074,997 for the year ended December 31, 2019 compared to net realized losses of $2,249,172 for the year ended December 31, 2018, an increase of $6,324,169 or 281.2%. The increase was primarily related to the increase in the fair value of our equity investments of $3,175,510 during the year ended December 31, 2019, which was attributable to favorable market conditions during 2019. As a result of our adoption of ASU-2016-01 on January 1, 2018, the changes in fair value of our equity investments subsequent to January 1, 2018 are recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

Unrealized gains on our fixed income investments were $103,630 at December 31, 2019 compared to unrealized losses of $218,348 at December 31, 2018. As a result of our adoption of ASU-2016-01 on January 1, 2018, the unrealized gain or loss position of our equity investments subsequent to January 1, 2018 are no longer recognized within accumulated other comprehensive income on our consolidated balance sheet. We consider our entire fixed income investment portfolio to be available for sale and accordingly all fixed income investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. As a result to the current declining rate environment, our fixed income securities have experienced realized gains prior to maturity. Declines in the fair value of fixed income investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed income investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a fixed income security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed income security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired fixed income investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2019 and 2018 was as follows:

	2019	2018
U.S. government agency securities	15%	24%
Obligations of state and political subdivisions	10	7
Corporate debt securities	25	21
Equity securities	50	48

	100%	100%

Our losses and loss adjustment expenses increased by 28.8% to $8,028,735 in 2019 from $6,235,474 in 2018. The increase in the 2019 amount was mainly attributable to the increase in current year losses and loss adjustment expenses under the Reinsurance Agreement due to increased cessions from C&F in 2019, as discussed above. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 70.7% in 2019 and 61.5% in 2018. The increase in this loss ratio was primarily due to higher than expected large loss emergence in accident years 2015 and 2017.

We recorded policy acquisition costs of $4,199,239 for the year ended December 31, 2019 compared to policy acquisition costs of $3,748,958 for the year ended December 31, 2018. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums written. Therefore, any increase or decrease in premiums written will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded for the years ended December 31, 2019 and 2018 were 37% of the premiums earned under the Reinsurance Agreement of $11,348,596 and $10,132,515, respectively.

We incurred operating and management expenses of $6,847,921 for the year ended December 31, 2019 compared to $6,598,204 for the year ended December 31, 2018, an increase of $249,717 or 3.8%. The increase was primarily attributable to increased salaries and related costs associated with Protexure’s hiring of additional personnel during 2019.

We recorded income tax expense of $214,277 for the year ended December 31, 2019 compared to an income tax benefit of $2,701,396 for the year ended December 31, 2018. At December 31, 2019, we recorded an income tax expense as the result of changes in Protexure’s deferred tax asset position during the year, which was primarily attributable to Protexure’s usage of its loss carryforward from prior years plus its state income taxes for the current year. At December 31, 2018, management believed there was sufficient evidence to support the reversal of the full valuation allowance. The release of this allowance resulted in the recognition of Protexure’s deferred tax assets and to the recording of an income tax benefit. See Note 10 to our financial statements included in this Annual Report on Form 10-K for additional details.

Fair Value of Investments

The following tables show the fair value of our investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2019 and 2018.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2019 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2018. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

The current market conditions present additional risks and uncertainties for our business. In particular, the recent severe deterioration in the equity markets could lead to additional investment losses. Depending on market conditions going forward, particularly if current market conditions do not improve in the near future, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of December 31, 2019, our total investments were $31,033,616, an increase of $3,000,310 or 10.7%, from $28,033,306 at December 31, 2018. This increase was primarily due to the increase in the fair value of certain equity securities as a result of favorable market conditions and to the purchase of additional equity securities and fixed income securities with net premiums received under the Reinsurance Agreement. The cash and cash equivalents balance increased from $5,498,914 at December 31, 2018 to $6,589,810 at December 31, 2019, an increase of $1,090,896 or 19.8%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and on the level of funds invested in money market funds. The restricted cash and cash equivalents balance increased from $472,132 at December 31, 2018 to $1,169,805 at December 31, 2019, an increase of $697,673 or 147.8%. This increase was due to the timing of sales and maturities of investments held as restricted cash at December 31, 2019 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at December 31, 2019 was 1.22:1, compared to a ratio of 1.30:1 at December 31, 2018. The decrease in the ratio was primarily attributable to an increase in unpaid losses and loss adjustment expenses, unearned premium and the reinsurance payable balance assumed under the Reinsurance Agreement.

Total cash, investments and other invested assets increased from $34,004,352 at December 31, 2018 to $38,793,231 at December 31, 2019, an increase of $4,788,879 or 14.1%. The net increase resulted primarily from the increase in the fair value of certain equity securities as a result of favorable market conditions by positive cash inflows in relation to net investment income. These increases were partially offset by net cash outflows to fund our operations and dividends of $295,691 paid during the year.

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

We did not intend to sell any fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2019. In assessing whether it is more likely than not that we will be required to sell a fixed maturity investment before its anticipated recovery, we consider various factors including our future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2019, we did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2019 and December 31, 2018, relating to 8 and 35 fixed maturity securities, amounted to $9,495 and $226,369, respectively. We have the ability and intent to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the year ended 2019, no other-than-temporary impairment charges were recorded.

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

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to C&F. As of December 31, 2019, the balance was $5,695,847 compared to $2,651,863 as of December 31, 2018. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2019, the balance was $6,756,177 compared to $2,171,767 as of December 31, 2018. This balance fluctuates due to the timing of reported losses and to the timing of loss payments to C&F under the Reinsurance Agreement.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,869,368 at December 31, 2018 to $1,964,052 at December 31, 2019. The increase in deferred policy acquisition costs in 2019 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $2,019,622 at December 31, 2019, an increase of $37,709 from December 31, 2018. The balance primarily related to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,934,408 at December 31, 2018 to $5,873,130 at December 31, 2019, a decrease of $67,278 or 1%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

We paid an annual dividend of $0.50 per share during 2019 and 2018. During 2019, the total dividend amount was reduced by $19,335 which represents a write back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. During 2018, the total dividend amount was reduced by $8,745 which represents a write back of uncashed dividends issued prior to 2013 to shareholders that we have been unable to locate. Since we began paying consecutive dividends in 1995, our original shareholders have received approximately $22.87 in cumulative dividends per share, which when measured by a total rate of return calculation has resulted in an effective annual rate of return of approximately 8.61% from the inception of the Company, based on a per share purchase price of $8.33 paid by the original shareholders, and using a book value of $32.51 per share as of December 31, 2019.

Total dividends paid were $295,691 and $313,147 in 2019 and 2018, respectively, net of the recorded write backs. Continuation of dividend payments is subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. One of our objectives is to retain sufficient surplus to enable the continued implementation of our business plan.

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. As of December 31, 2019, approximately $5.7 million was available for the declaration of dividends to shareholders. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd., including its subsidiary Investco, to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2019 and 2018 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748

The BMA has authorized Investco to purchase our common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2020, Investco had purchased 224,538 common shares from shareholders who had died or retired for a total purchase price of $6,379,286. From time to time, Investco has also purchased shares in privately negotiated transactions. Through that date, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2019. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate to accountants’ and attorneys’ professional liability from C&F programs, and were calculated under the methodologies described below. During 2019, losses emerged at levels consistent with expectations.

C&F was a new program for us in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of September 30, 2019, separately for accountants and lawyers experience. Policy year ultimate losses are projected to December 31, 2019 on a combined accountants and lawyers experience basis by reviewing the actual loss emergence in the 4th calendar quarter of 2019 compared to the expected emergence implied by the average of the paid and incurred loss development patterns selected as of September 30, 2019. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on our unpaid claim liability review of C&F experience as of December 31, 2018. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

We have served as the Company’s auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(expressed in U.S. dollars)

	2019	2018
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $15,564,687 and $14,806,427)	$15,668,317	$14,588,080
Equity securities, at fair value (cost $10,889,683 and $12,145,120)	15,365,299	13,445,226

TOTAL INVESTMENTS	31,033,616	28,033,306
Cash and cash equivalents	6,589,810	5,498,914
Restricted cash and cash equivalents	1,169,805	472,132
Assumed reinsurance premiums receivable	5,695,847	2,651,863
Accrued investment income	104,935	88,569
Property and equipment (Note 5)	1,105,513	776,382
Deferred income taxes (Note 10)	2,564,000	2,730,000
Deferred policy acquisition costs	1,964,052	1,869,368
Prepaid expenses and other assets	2,019,622	1,981,913

TOTAL ASSETS	$52,247,200	$44,102,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 6)	$13,966,044	$12,989,260
Unearned premiums	5,308,398	5,051,847
Assumed reinsurance payable	6,756,177	2,171,767
Accrued expenses and other liabilities	5,873,130	5,934,408

TOTAL LIABILITIES	$31,903,749	$26,147,282

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2019 and 2018: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,465,776	6,393,730
Retained earnings	21,842,409	19,725,581
Accumulated other comprehensive income (loss)	103,630	(218,348)
Shares held by Subsidiary (369,576 and 365,198 shares) at cost	(9,063,617)	(8,941,051)

TOTAL SHAREHOLDERS’ EQUITY	20,343,451	17,955,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,247,200	$44,102,447

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2019 and 2018

(expressed in U.S. dollars)

	2019	2018
REVENUES
Net premiums earned (Note 8)	$11,348,596	$10,132,515
Commission income	5,800,987	5,497,779
Net investment income (Note 4)	478,111	384,409
Net realized and unrealized gain (loss) on investments (Note 4)	4,074,997	(2,249,172)

TOTAL REVENUES	21,702,691	13,765,531

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 6)	8,028,735	6,235,474
Policy acquisition costs	4,199,239	3,748,958
Operating and management expenses (Note 9)	6,847,921	6,598,204

TOTAL LOSSES AND EXPENSES	19,075,895	16,582,636

INCOME (LOSS) BEFORE TAX	2,626,796	(2,817,105)

Tax expense (benefit) (Note 10)	214,277	(2,701,396)

NET INCOME (LOSS) AFTER TAX	$2,412,519	$(115,709)

NET INCOME (LOSS) PER SHARE
Basic	$3.83	$(0.18)
Diluted	$3.81	$(0.18)

Weighted average number of common shares outstanding for the year
Basic	630,210	641,918
Diluted	633,395	641,918

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31, 2019 and 2018

(expressed in U.S. dollars)

	2019	2018
NET INCOME (LOSS) AFTER TAX	$2,412,519	$(115,709)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) arising during the period	321,978	(154,558)
Reclassification adjustment for gains included in net income	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	321,978	(154,558)

COMPREHENSIVE INCOME (LOSS)	$2,734,497	$(270,267)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2019 and 2018

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2017	$995,253	$6,323,450	$15,061,757	$5,029,160	$(8,454,506)	$18,955,114

Net loss	—	—	(115,709)	—	—	(115,709)
Issuance of stock option awards	—	70,280	—	—	—	70,280
Other comprehensive loss
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	(154,558)	—	(154,558)
Purchase of shares by subsidiary, net	—	—	—	—	(486,545)	(486,545)
Dividends ($0.50 per share)	—	—	(313,417)	—	—	(313,417)
Cumulative effect of adoption of accounting guidance (ASU 2016-01)	—	—	5,092,950	(5,092,950)	—	—

BALANCE AT DECEMBER 31, 2018	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165

Net income	—	—	2,412,519	—	—	2,412,519
Stock option awards expense	—	72,046	—	—	—	72,046
Other comprehensive gain
Unrealized gain on securities, net of reclassification adjustment	—	—	—	321,978	—	321,978
Purchase of shares by subsidiary, net	—	—	—	—	(122,566)	(122,566)
Dividends ($0.50 per share)	—	—	(295,691)	—	—	(295,691)

BALANCE AT DECEMBER 31, 2019	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2019 and 2018

(expressed in U.S. dollars)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,412,519	$(115,709)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	50,812	50,368
Stock option awards expense	72,046	—
Issuance of stock option awards	—	70,280
Depreciation and amortization on property and equipment	212,778	106,873
Net realized and unrealized (gains) losses on investments	(4,074,997)	2,249,172
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	(3,043,984)	(276,234)
Accrued investment income	(16,366)	(5,224)
Deferred income taxes	166,000	(2,730,000)
Deferred policy acquisition costs	(94,684)	(246,692)
Prepaid expenses and other assets	(37,709)	(299,612)
Liability for losses and loss adjustment expenses	976,784	1,760,753
Unearned premiums	256,551	666,493
Assumed reinsurance payable	4,584,410	287,888
Accrued expenses and other liabilities	(61,278)	572,965

Net cash provided by operating activities	1,402,882	2,091,321

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(541,909)	(567,189)
Purchases of available-for-sale securities	(7,781,665)	(7,694,369)
Proceeds from sales of available-for-sale securities	4,412,518	4,045,798
Proceeds from redemptions of hedge fund investments	—	6,491
Proceeds from redemptions of fixed maturity investments	540,000	—
Proceeds from maturities of fixed maturity investments	4,175,000	3,170,000

Net cash provided by (used in) investing activities	803,944	(1,039,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(295,691)	(313,417)
Purchase of shares by subsidiary, net	(122,566)	(486,545)

Net cash used in financing activities	(418,257)	(799,962)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,788,569	252,090
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	5,971,046	5,718,956

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$7,759,615	$5,971,046

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted the new leasing standard and the related amendments on January 1, 2019. The Company believes the most significant change relates to the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for Protexure’s real estate operating lease. These assets and liabilities, which are included in the “Prepaid expenses and other assets” line and “Accrued expenses and other liabilities” line of the Condensed Consolidated Balance Sheets, respectively, represent less than 1% of the Company’s total assets and total liabilities. The adoption did not have a material impact on its consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820—Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. . We adopted the new standard as of December 31, 2019 however these new or modified disclosures did not have a material impact on the fair value measurement disclosures included in our consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“AOCI”) that are deemed stranded in AOCI as a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the United States at the end of 2017. The amendments in this guidance eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. We adopted the new standard on January 1, 2019 and that adoption did not have a material impact on our consolidated financial statements and related disclosures.

Premium Amortization on Purchased Callable Debt Securities

Effective January 1, 2019, the Company adopted ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for certain purchased callable debt securities held at a premium. The adoption of this guidance did not materially impact the Company’s results of operations, financial condition or liquidity.

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company’s insurance premium balances receivable are also more significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The tentative effective date for the ASU is January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2019 and 2018, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $20,940,689 and $18,247,384, respectively.

In January 2017, Protexure acquired the renewal rights to a book of lawyers’ professional liability business, at a cost of $468,821. Protexure procured a loan in the amount of $385,000 to assist in the completion of this purchase. In accordance with the related loan agreement, this loan was 100% secured by assets held by Protexure. At December 31, 2018, the outstanding amount of this loan was $250,250 and it was fully repaid January 2019.

Cash and Cash Equivalents at December 31, 2019 and 2018 include $4,337,506 and $3,962,032 held by Protexure in a fiduciary capacity, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2019 and 2018 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,731,181	$38,524	$(1,086)	$4,768,619
Obligations of U.S. states and political subdivisions	3,188,217	29,521	(5,936)	3,211,802
Corporate debt securities	7,645,289	45,080	(2,473)	7,687,896

Total fixed maturity investments	15,564,687	113,125	(9,495)	15,668,317

Equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total investments	$26,454,370	$4,967,304	$(388,058)	$31,033,616

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$6,739,840	$287	$(66,395)	$6,673,732
Obligations of U.S. states and political subdivisions	1,908,719	7,735	(13,514)	1,902,940
Corporate debt securities	6,157,868	—	(146,460)	6,011,408

Total fixed maturity investments	14,806,427	8,022	(226,369)	14,588,080

Equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total equity securities	12,145,120	2,596,269	(1,296,163)	13,445,226

Total investments	$26,951,547	$2,604,291	$(1,522,532)	$28,033,306

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,528,838	$(1,086)	$1,528,838	$(1,086)
Obligations of states and political subdivisions	—	—	601,053	(5,936)	601,053	(5,936)
Corporate debt securities	743,360	(2,473)	—	—	743,360	(2,473)

Total fixed maturity investments	743,360	(2,473)	2,129,891	(7,022)	2,873,251	(9,495)

Equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total investments	$1,079,681	$(121,786)	$3,626,043	$(266,272)	$4,705,724	$(388,058)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018
Fixed maturity investments:
U.S. government agency securities	$3,389,369	$(55,015)	$2,788,235	$(11,380)	$6,177,604	$(66,395)
Obligations of states and political subdivisions	766,118	(13,166)	139,651	(348)	905,769	(13,514)
Corporate debt securities	4,498,396	(125,689)	1,513,012	(20,771)	6,011,408	(146,460)

Total fixed maturity investments	8,653,883	(193,870)	4,440,898	(32,499)	13,094,781	(226,369)

Equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total equity securities	97,708	(40,981)	5,683,065	(1,255,182)	5,780,773	(1,296,163)

Total investments	$8,751,591	$(234,851)	$10,123,963	$(1,287,681)	$18,875,554	$(1,522,532)

As of December 31, 2019, there were 8 fixed income securities (2018: 35 securities) in an unrealized loss position with an estimated fair value of $2,873,251 (2018: $13,094,781). Of these fixed income securities, 2 (2018: 21) had been in an unrealized loss position for 12 months or greater. As of December 31, 2019, none of the fixed income securities were considered to be other than temporarily impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2019 and 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2019
Due in one year or less	$2,539,709	$2,542,229
Due after one year through five years	12,518,738	12,619,593
Due after five years through ten years	506,240	506,495

Total	$15,564,687	$15,668,317

	Amortized Cost	Estimated Fair Value
December 31, 2018
Due in one year or less	$4,434,013	$4,429,510
Due after one year through five years	9,851,410	9,644,270
Due after five years through ten years	521,004	514,300

Total	$14,806,427	$14,588,080

Information on sales and maturities of investments during the twelve months ended December 31, 2019 and 2018 are as follows:

	2019	2018
Total proceeds on sales of available-for-sale securities	$4,412,518	$4,045,798
Total proceeds from redemptions of hedge fund investments	—	6,491
Total proceeds from redemptions of fixed maturity investments	540,000	—
Total proceeds from maturities of fixed maturity investments	4,175,000	3,170,000
Gross gains on sales	1,497,860	1,566,109
Gross losses on sales	(598,373)	(22,437)
Impairment losses	—	—
Net unrealized losses on equity investments (1)	3,175,510	(3,792,844)

Total	$4,074,997	$(2,249,172)

(1)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is recognized in net realized and unrealized gain (loss) on investment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2019 and 2018.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
U.S. government agency securities	$6,673,732	$6,673,732	$—	$6,673,732	$—
Obligations of U.S. state and political subdivisions	1,902,940	1,902,940		1,902,940
Corporate debt securities	6,011,408	6,011,408		6,011,408

Total fixed maturity investments	14,588,080	14,588,080

Equity securities	13,445,226	13,445,226	13,445,226

Total equity securities	13,445,226	13,445,226

Total investments	$28,033,306	$28,033,306	$13,445,226	$14,588,080	$—

There were no transfers between Levels 1 and 2 during the years ended December 31, 2019 and 2018.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2019 and what level within the fair value hierarchy each valuation technique resides:

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2018. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

Major categories of net interest and dividend income are summarized as follows:

	2019	2018
Interest earned:
Fixed maturity investments	$348,551	$335,047
Short term investments and cash and cash equivalents	69,218	20,210
Dividends earned	209,307	175,688
Investment expenses	(148,965)	(146,536)

Net investment income	$478,111	$384,409

5. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at December 31, 2019 and 2018 at cost, less accumulated depreciation and amortization, totaled $1,105,513 and $776,382, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2019
Furniture and fixtures	$36,705	$26,668	$10,037
Office equipment	107,392	54,309	53,083
Computer equipment	23,161	14,014	9,147
Internal use software	1,412,316	379,070	1,033,246

Total	$1,579,574	$474,061	$1,105,513

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2018
Furniture and fixtures	$36,705	$21,424	$15,281
Office equipment	107,392	38,967	68,425
Computer equipment	20,111	9,868	10,243
Internal use software	873,457	191,024	682,433

Total	$1,037,665	$261,283	$776,382

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2019 and 2018 are as follows:

	2019	2018
Case basis estimates	$5,334,543	$4,313,320
IBNR reserves	8,631,501	8,675,940

Totals	$13,966,044	$12,989,260

Liability for losses and loss adjustment expense activity is as follows:

	2019	2018
Liability—beginning of year	$12,989,260	$11,228,507
Incurred related to:
Current year	6,575,056	5,450,400
Prior years	1,453,679	785,074

Total incurred	8,028,735	6,235,474

Paid related to:
Current year	(807,072)	(559,594)
Prior years	(6,244,879)	(3,915,127)

Total paid	(7,051,951)	(4,474,721)

Liability—end of year	$13,966,044	$12,989,260

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $1,453,679 and $785,074 in 2019 and 2018, respectively. The 2019 unfavorable development was primarily due to higher than expected large loss emergence in accident years 2015 and 2018, partially offset by favorable settlements on claims in accident year 2014. The 2018 unfavorable development was primarily due to higher than expected large loss emergence in accident year 2017, partially offset by favorable settlements on claims in accident years 2015 and 2016.

The following tables set forth information about incurred and paid loss development information related to our professional liability business under the Reinsurance Agreement within the Reinsurance segment as at December 31, 2019. The information related to incurred and paid loss development for the years ended December 31, 2011 through 2018 is presented as supplementary information and is unaudited. The information is presented from 2011, the year the Company began incurring claims on the C&F policies.

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

The Company has accumulated claims count information by accident year from the loss data for all claims reported as at December 31, 2019 it received from C&F. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, re-opened, closed with payment and closed without payment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Liability

(dollars in thousands)

		For the Years Ended December 31,								IBNR Reserves Dec. 31, 2019	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)	Unaudited)
		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year
2011	$262	$348	$257	$293	$321	$344	$266	$263	$263	$1	N/A
2012		702	763	393	450	429	418	365	361	12	24
2013			1,218	1,585	1,340	1,166	1,160	926	842	21	74
2014				2,589	2,640	2,562	2,641	2,743	2,082	58	88
2015					3,703	4,485	4,290	3,859	4,768	268	169
2016						4,184	4,495	3,927	3,963	547	240
2017							5,622	7,647	7,846	1,238	282
2018								5,450	6,523	1,888	364
2019									6,575	4,564	438

								Total	$33,223

			For the Years Ended December 31,							Liability for Claims And Allocated Claim Adjustment Expenses Net of Reinsurance
	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		2011 - 2019	Before 2011
			Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident Year
2011	$—	$165	$167	$201	$260	$262	$262	$262	$262
2012		64	188	280	327	329	350	350	350
2013			58	488	707	715	808	812	817
2014				67	680	1,018	1,928	1,978	1,962
2015					121	1,356	2,337	2,896	3,400
2016						737	1,693	2,508	3,352
2017							438	2,904	5,496
2018								560	2,869
2019									807

								Total	$19,315	$13,908	N/A

Net Under Reinsurance Agreement	$13,908
Other	58
Total net liability	$13,966

The following is unaudited supplementary information for average annual historical duration of claims:

			Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7	8	9
	8.4%	36.8%	20.3%	17.3%	9.4%	1.6%	0.1%	0.0%	0.0%

7. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically purchased shares from the Company’s shareholders upon their death, disability or retirement from the practice of

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. PREMIUMS WRITTEN

Premiums written were $11,605,148 and $10,799,007 during 2019 and 2018, respectively. The premiums written during the year ended December 31, 2019 and 2018 were attributable to premium cessions from C&F under the Reinsurance Agreement.

9. OPERATING AND MANAGEMENT EXPENSES

With the exception of Protexure, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Citadel Management Bermuda Limited (formerly Cedar Management Limited) provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Stuart Grayston, our President, was formerly a director and officer of Cedar Management Limited, and Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is a shareholder, officer, director and employee of Citadel Management Bermuda Limited. The Company paid Citadel Management Bermuda Limited $353,000 and $327,500 in fees during 2019 and 2018, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $493,250 in 2019 and $504,150 in 2018. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2019 and 2018, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2019	2018
Earnings before income tax	$2,626,796	$—

Expected tax	—	—
Foreign taxes at local expected rates	48,277	29,000
Change in deferred tax asset of US subsidiary	166,000	—
Deferred tax expense from enacted rate reductions	—	—
Change in valuation allowance	—	(2,730,000)

Net tax expense (benefit)	$214,277	$(2,701,000)

Deferred income taxes, arising from Protexure, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Management has reduced deferred tax assets by a valuation allowance as the ability of the Company to realize these benefits has not certain at this time. The components of net deferred income tax assets and liabilities are comprised of the following:

	2019	2018
Capitalized start-up expenses	$73,000	$87,000
Operating loss carryforwards	1,769,000	1,800,000
Unearned commission income	74,000	91,000
Accrued interest to parent	650,000	764,000
Depreciation and amortization	(2,000)	(12,000)

Deferred tax assets	$2,564,000	$2,730,000

At December 31, 2019, the deferred tax assets are based on loss carryforwards of $6.2 million, which expire in 12 to 18 years.

11. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend. Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. In addition, under its reinsurance agreements the Company is required to provide the ceding companies with collateral. As of December 31, 2019, approximately $5.7 million was available for the declaration of dividends to shareholders.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AmerInst’s ability to pay common shareholders’ dividends and its operating expenses is dependent on cash dividends from AMIC Ltd. and its other subsidiaries. The payment of such dividends by AMIC Ltd. to AmerInst is limited under Bermuda law by the Bermuda Insurance Act 1978 and Related Regulations, as amended, which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2019 and 2018 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160
December 31, 2018	$1,948,389	$38,660,378	$29,027,748	$29,027,748

Statutory loss for the years ended December 31, 2019 and 2018 was $1,237,746 and $680,725, respectively.

12. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$15,853,490	$5,849,201	$21,702,691
Total losses and expenses	13,838,051	5,237,844	19,075,895
Tax expense	—	214,277	214,277
Segment income	2,015,439	397,080	2,412,519
Identifiable assets	—	1,105,513	1,105,513

	As of and for the Year Ended December 31, 2018
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,258,126	$5,507,405	$13,765,531
Total losses and expenses	11,527,532	5,055,104	16,582,636
Tax benefit	—	2,701,396	2,701,396
Segment (loss) income	(3,269,406)	3,153,697	(115,709)
Identifiable assets	—	776,382	776,382

13. STOCK COMPENSATION

Phantom Shares:

Protexure has employment agreements with three key members of senior management, including one of our named executive officers, Kyle Nieman, the President of Protexure, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2019, 1,397 phantom shares were granted arising from the dividends declared on the Company’s common shares. 76,403 phantom shares were outstanding at December 31, 2019.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For these three employees, including Mr. Nieman, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon (i) the participant’s death, termination of employment due to disability, retirement at or after age 65 or resignation for good reason, (ii) upon termination of the participant by the Company without cause, (iii) upon termination by Participant without good reason and (iv) change in control.

During the fourth quarter of 2019, one former key member of Protexure’s senior management forfeited his interest in his 12,630 phantom shares, which vested on January 1, 2018, as a result of his termination from Protexure without cause. Due to the overall decrease in the net book value of the Company’s common shares since the grant date of his phantom shares, there is no liability payable by the Company to this former employee relating to these phantom shares.

The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the year ended December 31, 2019:

Number of Phantom Shares
Outstanding—beginning	87,636
Granted—arising from dividends declared during the year	1,397
Forfeited—due to departure from Protexure	(12,630)

Outstanding—ending	76,403

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2019.

Stock Option Plan:

A summary of the status of the stock option plan as of December 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	(2,000)	30.14	(2,000)	30.14
Exercised	—	—	—	—	—	—
Vested	9,400	28.60	(9,400)	28.60	—	—
Outstanding—December 31, 2019	16,400	$28.34	28,600	$28.65	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.2		3.3		3.3

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the stock option plan as of December 31, 2018 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2018	—	—	35,000	$27.99	35,000	$27.99
Granted	—	—	12,000	30.40	12,000	30.40
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	7,000	27.99	(7,000)	27.99	—	—
Outstanding—December 31, 2018	7,000	$27.99	40,000	$28.71	47,000	$28.60
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	4.0		4.4		4.4

The fair value of each option granted during 2019, 2018 and 2017 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during 2019.

	2019 Option Grants	2018 Option Grants	2017 Option Grants
Number of options	—	12,000	35,000
Weighted fair value per share	—	$30.40	$27.99
Expected life (years)	—	5	5
Expected volatility	—	16.4%	17.2%
Risk-free interest rate	—	2.61%	1.62%

Information pertaining to options outstanding at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	21,000	3.0 years	$27.99	14,000	$27.99	3.0 years
$30.58	5,600	4.0 years	$30.58	1,400	$30.58	4.0 years
$30.14	2,000	4.8 years	$30.14	1,000	$30.14	4.8 years

Information pertaining to options outstanding at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	28,000	4.0 years	$27.99	7,000	$27.99	4.0 years
$30.58	7,000	5.0 years	$30.58	—	$—	— years
$30.14	5,000	5.8 years	$30.14	—	$—	— years

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2019, there was intrinsic value associated with (i) the 35,000 options granted March 3, 2017, (ii) the 7,000 options granted on January 1, 2018 and (iii) the 5,000 optioned granted on October 1, 2018 where the market value of the stock as of the close of business at year end was $32.51 per share as compared with the option exercise prices of $27.99, $30.58 and $30.14, respectively.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $72,046 and $70,280 of compensation expense for stock options in the years ended December 31, 2019 and 2018, respectively.

14. COMMITMENTS AND CONTINGENCIES

Protexure leases office space in Lisle, Illinois under a non-cancellable lease agreement that commenced on December 14, 2009 and expires December 31, 2020. The lease is renewable at the option of the lessee under certain conditions.

For operating leases that have a lease term of more than 12 months, the Company recognizes a lease liability and a right-of-use asset in the Company’s consolidated balance sheets at the present value of the lease payments at the lease commencement date. At the commencement date, the Company determines lease terms by assuming the exercise of those renewal options that are deemed to be reasonably certain. The exercise of lease renewal options is at the sole discretion of the Company. As the lease contracts generally do not provide an implicit discount rate, the Company used 6%, its estimated incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the year ended December 31, 2019, the total lease amortization was $98,800. Cash outflows for this lease was $106,900. The right of use asset of $203,618 is included in Prepaid expenses and other assets and the lease liability is included on the Accrued expenses and other liabilities line on Consolidated Balance Sheet as of December 31, 2019.

Minimum lease payments, subsequent to December 31, 2018 are as follows:

2019	$106,872
2020	109,828

Total	$216,700

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is evaluating its lease needs at the current time.

15. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2019	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,463,583	$2,862,026	$2,815,917	$3,207,070
Commission income	1,555,804	1,389,684	1,450,367	1,405,132
Net investment income	123,042	106,610	125,491	122,968
Net realized and unrealized gain	1,747,325	775,972	72,492	1,479,208

Total revenues	$5,889,754	$5,134,292	$4,464,267	$6,214,378

Net (loss) income	$1,669,711	$511,444	$(22,537)	$253,901
Basic (loss) income per share	$2.65	$0.81	$(0.04)	$0.41
Diluted (loss) income per share	$2.64	$0.80	$(0.04)	$0.41

2018	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,135,175	$2,535,703	$2,554,044	$2,907,593
Commission income	1,428,980	1,328,229	1,334,352	1,406,218
Net investment income	88,469	87,224	92,215	116,501
Net realized and unrealized (loss) gain	(161,060)	489,346	567,054	(3,087,054)

Total revenues	$3,491,564	$4,440,502	$4,547,665	$1,343,258

Net (loss) income	$(315,167)	$147,736	$439,455	$(387,733)
Basic (loss) income per share	$(0.49)	$0.23	$0.68	$(0.60)
Diluted (loss) income per share	$(0.49)	$0.23	$0.68	$(0.60)

16. SUBSEQUENT EVENTS

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net investment returns. Other financial impact could occur though such potential impact is unknown at this time.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 3, 2020 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—	—

Equity Compensation Plans Not Approved by Securities Holders	44,500	$28.54	55,500

Total	44,500	$28.54	55,500

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 3, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 3, 2020.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 3, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 29.

(a)(2)	See Index to Financial Statements and Schedules on page 29.

(a)(3)	See Index to Exhibits set forth on pages 61 – 62 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 29.

The Index to Exhibits beginning on page 61 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2019

Exhibit Number	Description

3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Share Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)(P)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)(P)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective May 20, 2019 between Protexure Insurance Agency, Limited and F. Kyle Nieman III effective May 20, 2019

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2020*

10.10	Form of Non-Qualified Stock Option Agreement. (filed 3/31/17) (No. 000-28249)

11.1	Statement re Computation of Per Share Earnings.**

Exhibit Number	Description

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
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

Dated: March 30, 2020	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 30, 2020

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2020

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 30, 2020

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 30, 2020

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 30, 2020

/S/ DAVID R. KLUNK David R. Klunk	Director	March 30, 2020

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 30, 2020

/S/ DAVID N. THOMPSON David N. Thompson	Director	March 30, 2020