Form 10-Q
period 2020-03-31
AMERINST INSURANCE GROUP LTD
filed 2020-05-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2020.

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

As of May 1, 2020, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	the magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial and insurance market conditions and our business, results of operations and financial condition;

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•	our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	actual losses and loss expenses exceeding our loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	increased or decreased rate pressure on premiums;

•	adequacy of our risk management and loss limitation methods;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $16,013,453 and $15,564,687)	$16,345,857	$15,668,317
Equity securities, at fair value (cost $10,464,969 and $10,889,683)	9,907,745	15,365,299

TOTAL INVESTMENTS	26,253,602	31,033,616
Cash and cash equivalents	6,036,355	6,589,810
Restricted cash and cash equivalents	856,185	1,169,805
Assumed reinsurance premiums receivable	3,314,072	5,695,847
Accrued investment income	135,313	104,935
Property and equipment	1,162,243	1,105,513
Deferred income taxes	2,503,000	2,564,000
Deferred policy acquisition costs	2,235,859	1,964,052
Prepaid expenses and other assets	1,967,850	2,019,622

TOTAL ASSETS	$44,464,479	$52,247,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$15,616,998	$13,966,044
Unearned premiums	6,042,849	5,308,398
Assumed reinsurance payable	1,226,326	6,756,177
Accrued expenses and other liabilities	5,490,463	5,873,130

TOTAL LIABILITIES	$28,376,636	$31,903,749

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2020 and 2019: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,453,821	6,465,776
Retained earnings	17,364,812	21,842,409
Accumulated other comprehensive income (loss)	332,404	103,630
Shares held by Subsidiary (369,576 and 369,576 shares) at cost	(9,058,447)	(9,063,617)

TOTAL SHAREHOLDERS’ EQUITY	16,087,843	20,343,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,464,479	$52,247,200

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
REVENUE
Net premiums earned	$2,579,616	$2,463,583
Commission income	1,637,601	1,555,804
Net investment income	111,811	123,042
Net realized and unrealized (loss) gain on investments	(4,377,990)	1,747,325

TOTAL REVENUE	(48,962)	5,889,754
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,650,954	1,576,693
Policy acquisition costs	954,397	911,708
Operating and management expenses	1,762,284	1,731,642

TOTAL LOSSES AND EXPENSES	4,367,635	4,220,043

NET (LOSS) INCOME BEFORE TAX	$(4,416,597)	$1,669,711

Income tax expense	61,000	—
NET (LOSS) INCOME AFTER TAX	$(4,477,597)	$1,669,711
OTHER COMPREHENSIVE INCOME
Net unrealized holding gains (losses) arising during the period	311,235	140,409
Reclassification adjustment for (gains) included in net (loss) income	(82,461)	—

OTHER COMPREHENSIVE INCOME	228,774	140,409

COMPREHENSIVE (LOSS) INCOME	$(4,248,823)	$1,810,120

RETAINED EARNINGS, BEGINNING OF PERIOD	$21,842,409	$19,725,581
Net (loss) income	(4,477,597)	1,669,711
Dividends	—	—

RETAINED EARNINGS, END OF PERIOD	17,364,812	21,395,292

Per share amounts
Net (loss) income per share
Basic	$(7.16)	$2.65
Diluted	$(7.16)	$2.64

Dividends	$—	$—

Weighted average number of shares outstanding for the entire period
Basic	625,677	630,055
Diluted	625,677	632,143

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of March 31, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170

BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843

As of March 31, 2019
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2019	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165
Net income	—	—	1,669,711	—	—	1,669,711
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	140,409	—	140,409

BALANCE AT MARCH 31, 2019	$995,253	$6,393,730	$21,395,292	$(77,939)	$(8,941,051)	$19,765,285

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,436,662)	$(201,373)

INVESTING ACTIVITIES
Purchases of property and equipment	(49,932)	(275,837)
Purchases of available-for-sale securities	(3,990,249)	(740,164)
Proceeds from sales of available-for-sale securities	1,567,518	175,704
Proceeds from redemptions of fixed maturity investments	1,832,080	—
Proceeds from maturities of fixed maturity investments	1,205,000	1,250,000

Net Cash provided by Investing Activities	564,417	409,703

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	5,170	—

Net Cash provided by Financing Activities	5,170	—

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(867,075)	208,330
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$7,759,615	$5,971,046

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,892,540	$6,179,376

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2019 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2020

No new accounting standards adopted in 2020.

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company’s insurance premium balances receivables are also more significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The tentative effective date for the ASU is January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2020 and December 31, 2019 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Fixed maturity investments:
U.S. government agency securities	$3,081,758	$52,833	$—	$3,134,591
Obligations of U.S. states and political subdivisions	5,545,656	202,873	—	5,748,529
Corporate debt securities	7,386,039	93,391	(16,693)	7,462,737

Total fixed maturity investments	16,013,453	349,097	(16,693)	16,345,857

Equity securities	10,464,969	1,914,250	(2,471,474)	9,907,745

Total equity securities	10,464,969	1,914,250	(2,471,474)	9,907,745

Total investments	$26,478,422	$2,263,347	$ (2,488,167)	$26,253,602

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,731,181	$38,524	$(1,086)	$4,768,619
Obligations of U.S. states and political subdivisions	3,188,217	29,521	(5,936)	3,211,802
Corporate debt securities	7,645,289	45,080	(2,473)	7,687,896

Total fixed maturity investments	15,564,687	113,125	(9,495)	15,668,317

Equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total investments	$26,454,370	$4,967,304	$(388,058)	$31,033,616

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	734,545	(8,079)	819,759	(8,614)	1,554,304	(16,693)

Total fixed maturity investments	734,545	(8,079)	819,759	(8,614)	1,554,304	(16,693)

Equity securities	945,987	(768,989)	4,113,355	(1,702,485)	5,059,342	(2,471,474)

Total equity securities	945,987	(768,989)	4,113,355	(1,702,485)	5,059,342	(2,471,474)

Total investments	$1,680,532	$(777,068)	$4,933,114	$ (1,711,099)	$6,613,646	$(2,488,167)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,528,838	$(1,086)	$1,528,838	$(1,086)
Obligations of states and political subdivisions	—	—	601,053	(5,936)	601,053	(5,936)
Corporate debt securities	743,360	(2,473)	—	—	743,360	(2,473)

Total fixed maturity investments	743,360	(2,473)	2,129,891	(7,022)	2,873,251	(9,495)

Equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total investments	$1,079,681	$(121,786)	$3,626,043	$(266,272)	$4,705,724	$(388,058)

As of March 31, 2020 and December 31, 2019, there were four and eight fixed income securities in an unrealized loss position with an estimated fair value of $1,554,304 and $2,873,251, respectively. As of March 31, 2020 and December 31, 2019, two and two of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2020 and December 31, 2019, none of the fixed income securities were considered to be other than-temporarily-impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues

Other-Than-Temporary Impairment Process

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2020. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2020 and December 31, 2019, relating to 4 and 8 fixed maturity securities, amounted to $16,693 and $9,495, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2020, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2020 and December 31, 2019 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2019. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2020 and December 31, 2019:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2020
U.S. government agency securities	$3,134,591	$3,134,591	$—	$3,134,591	$—
Obligations of U.S. state and political subdivisions	5,748,529	5,748,529		5,748,529
Corporate debt securities	7,462,737	7,462,737		7,462,737

Total fixed maturity investments	16,345,857	16,345,857

Equity securities	9,907,745	9,907,745	9,907,745

Total equity securities	9,907,745	9,907,745

Total investments	$26,253,602	$26,253,602	$9,907,745	$16,345,857	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2020 and the year ended December 31, 2019.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2020 and December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
March 31, 2020
Due in one year or less	$2,328,010	$2,336,269
Due after one year through five years	11,861,975	12,085,899
Due after five years through ten years	1,360,640	1,445,480
Due after ten years	462,828	478,209

Total	$16,013,453	$16,345,857

	Amortized Cost	Estimated Fair Value
December 31, 2019
Due in one year or less	$2,539,709	$2,542,229
Due after one year through five years	12,518,738	12,619,593
Due after five years through ten years	506,240	506,495

Total	$15,564,687	$15,668,317

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Total proceeds on sales of available-for-sale securities	$1,567,518	$175,704
Total proceeds from redemptions of fixed maturity investments	1,832,080	—
Total proceeds from maturities of fixed maturity investments	1,205,000	1,250,000
Gross gains on sales	823,322	38,068
Gross losses on sales	(168,473)	(12,546)
Net unrealized gains (losses) on equity investments	(5,032,839)	1,721,803

Total	$(4,377,990)	$1,747,325

Net Investment Income

Major categories of net investment income during the three months ended March 31, 2020 and 2019 are summarized as follows:

	March 31, 2020	March 31, 2019
Interest earned:
Fixed maturity investments	$89,273	$84,023
Short term investments and cash and cash equivalents	8,010	17,600
Dividends earned	42,732	47,477
Investment expenses	(28,204)	(26,058)

Net investment income	$111,811	$123,042

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Liability—beginning of year	$13,966,044	$12,989,260
Incurred related to:
Current year	1,650,954	1,576,693
Prior years	—	—

Total incurred	1,650,954	1,576,693

Paid related to:
Current year	—	—
Prior years	—	—

Total paid	—	—

Liability—end of year	$15,616,998	$14,565,953

As incurred losses for the three months ended March 31, 2020 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2020 and 2019.

	As of and for the Three Months Ended March 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,689,893)	$1,640,931	$(48,962)
Total losses and expenses	2,936,443	1,492,192	4,428,635
Segment (loss) income	(4,626,336)	148,739	(4,477,597)
Identifiable assets	—	1,162,243	1,162,243

	As of and for the Three Months Ended March 31, 2019
	Reinsurance Segment	Reinsurance Segment	Total
Revenues	$4,321,441	$1,568,313	$5,889,754
Total losses and expenses	2,833,661	1,386,382	4,220,043
Segment income	1,487,780	181,931	1,669,711
Identifiable assets	—	980,139	980,139

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with three key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2020, no phantom shares were granted. 76,403 phantom shares were outstanding at March 31, 2020 and December 31, 2019.

For these three employees, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon (i) the participant’s death, termination of employment due to disability, retirement at or after age 65 or resignation for good reason, (ii) termination of the participant by the Company without cause, (iii) termination by Participant without good reason or (iv) change in control.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2020.

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

A summary of the status of the stock option plan as of March 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—March 31, 2020	24,800	$28.37	20,200	$28.74	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.0		3.1		3.0

A summary of the status of the stock option plan as of December 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	(2,000)	30.14	(2,000)	30.14
Exercised	—	—	—	—	—	—
Vested	9,400	28.60	(9,400)	28.60	—	—
Outstanding—December 31, 2019	16,400	$28.34	28,600	$28.65	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.2		3.3		3.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $(11,955) and $72,046 of compensation expense for stock options for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2019 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2019 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $(1,689,893) and $1,640,931, respectively, for the three months ended March 31, 2020 compared to $4,321,441 and $1,568,313, respectively, for the three months ended March 31, 2019. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Outlook

During the first quarter of 2020, worldwide social and economic activity became severely impacted by the spread and threat of COVID-19. Actions to minimize risk to those employed with Protexure and those employed with our management company in Bermuda, Citadel Management Bermuda Limited, have been taken, including restricting travel and instituting extensive work-from-home protocols. This leveraged our existing operational contingency plans at every level of the organization, which ensured business process and control continuity. These actions have helped prevent major disruption to our clients and operations.

There was no significant impact on our insurance premiums and losses in the first quarter relating to the COVID-19 global pandemic nor do we anticipate, at this time, that this global catastrophic event will have a significant impact on our insurance premiums and losses in future quarters due to the types of insurance products we offer and our client base of professional service firms, among other factors. With regard to investments, our investment portfolios that hold equity securities incurred significant negative valuation adjustments as spreads widened and perceived risks elevated. This was reflected in first quarter financial results. As of April 30, 2020, our investment portfolio had improved as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. We expect there will be continued volatility for the remainder of the year.

The Company will continue to evaluate the impact of COVID-19 on its operations over the coming quarters.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to three months ended March 31, 2019

We recorded a net loss of $4,477,597 for the three months ended March 31, 2020 compared to net income of $1,669,711 for the same period in 2019. The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $6,125,315 – from a $1,747,325 gain for the three months ended March 31, 2019 to a $4,377,990 loss for the three months ended March 31, 2020, which is due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. This was partially offset by the increase in commission income of $81,797 – from $1,555,804 for the three months ended March 31, 2019 to $1,637,601 for the three months ended March 31, 2020 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the first quarter of 2020 were $2,579,616 compared to $2,463,583 for the first quarter of 2019, an increase of $116,033 or 4.7%. The net premiums earned during the quarters ended March 31, 2020 and 2019 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended March 31, 2020 and 2019, we recorded commission income under the Agency Agreement of $1,637,601 and $1,555,804, respectively, an increase of $81,797 or 5.3%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2020, as referred to above.

We recorded net investment income of $111,811 for the quarter ended March 31, 2020 compared to $123,042, for the quarter ended March 31, 2019. The decrease in net investment income was attributable to certain higher yielding equity securities held in our investment portfolio during the first quarter of 2019 compared to the same period in 2020. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarter ended March 31, 2020, compared to the 1.4% yield earned for the quarter ended March 31, 2019.

We recorded net realized and unrealized losses on investments of $4,377,990 during the quarter ended March 31, 2020 compared to net realized and unrealized gains of $1,747,325 during the quarter ended March 31, 2019, a decrease of $6,125,315 or 350.6%. The decrease was primarily related to the decrease in the fair value of our equity investments of $5,032,840 during the quarter ended March 31, 2020, due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

For the quarter ended March 31, 2020, we recorded loss and loss adjustment expenses of $1,650,954 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,579,616. For the quarter ended March 31, 2019, we recorded loss and loss adjustment expenses of $1,576,693 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,463,583. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the first three months of 2020 compared to the corresponding period in 2019.

We recorded policy acquisition costs of $954,397 in the first quarter of 2020 compared to $911,708 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the first quarter of 2020 and 2019 were 37% of the net premiums earned under the Reinsurance Agreement of $2,579,616 and $2,463,583, respectively.

We incurred operating and management expenses of $1,762,284 in the first quarter 2020 compared to $1,731,642 for the same period in 2019, an increase of $30,642 or 1.8%. The increase was primarily attributable to increased net commissions paid to outside brokers in association with the Agency Agreement as a result of higher volume of premiums obtained from outside brokers during 2020 compared to 2019.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,689,893)	$1,640,931	$(48,962)
Total losses and expenses	2,936,443	1,492,192	4,428,635
Segment (loss) income	(4,626,336)	148,739	(4,477,597)
Identifiable assets	—	1,162,243	1,162,243

	As of and for the Three Months Ended March 31, 2019
	Reinsurance Segment	Reinsurance Segment	Total
Revenues	$4,321,441	$1,568,313	$5,889,754
Total losses and expenses	2,833,661	1,386,382	4,220,043
Segment income	1,487,780	181,931	1,669,711
Identifiable assets	—	980,139	980,139

FINANCIAL CONDITION

As of March 31, 2020, our total investments were $26,253,602, a decrease of $4,780,014 or 15.4%, from $31,033,616 at December 31, 2019. This decrease was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. The cash and cash equivalents balance decreased from $6,589,810 at December 31, 2019 to $6,036,355 at March 31, 2020, a decrease of $553,455 or 8.4%. The amount of cash and cash equivalents varies depending on the maturities of fixed term investments and the level of funds invested in money market funds. The restricted cash and cash equivalents balance decreased from $1,169,805 at December 31, 2019 to $856,185 at March 31, 2020, a decrease of $313,620 or 26.8%. The decrease was due to the timing of sales and maturities of investments held as restricted cash at March 31, 2020 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at March 31, 2020 was 1.17:1, compared to a ratio of 1.22:1 at December 31, 2019.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of March 31, 2020, the balance was $3,314,072 compared to $5,695,847 as of December 31, 2019. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of March 31, 2020, the balance was $1,226,326 compared to $6,756,177 as of December 31, 2019. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,964,052 at December 31, 2019 to $2,235,859 at March 31, 2020. The increase in deferred policy acquisition costs in 2020 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $1,967,850 at March 31, 2020 compared to $2,019,622 as of December 31, 2019. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,873,130 at December 31, 2019 to $5,490,463 at March 31, 2020, a decrease of $382,667 or 6.5%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2019 Form 10-K.

Total cash, investments and other invested assets decreased from $38,793,231 at December 31, 2019 to $33,146,142 at March 31, 2020, a decrease of $5,647,089 or 14.6%. The net decrease resulted primarily from unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2020, no such transactions occurred. From inception through March 31, 2020, Investco had repurchased 224,538 common shares from shareholders who had died or retired for a total purchase price of $6,379,286. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through March 31, 2020, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2020, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2020. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.2% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $25.71 per share as of March 31, 2020. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and is incorporated herein by reference.

We have identified accounting for the liability for losses and loss adjustment expenses as our most critical accounting policy and estimate in that it is important to the portrayal of our financial condition and results, and it requires our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. This accounting policy, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2019 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

COVID-19, the Effects of Global Actions Taken to Contain its Spread, and its Economic and Societal Impact Could Adversely Impact Our Businesses, Assets and Financial Performance.

The COVID-19 pandemic is causing significant disruption to public health, the global economy, financial markets, and commercial, social and community activity generally. The pandemic has had and will have a significant effect on our company’s business operations and may negatively affect our future financial performance. We may experience higher levels of loss and claims activity, and our premiums written and earned could also be adversely affected by a suppression of global commercial activity. Financial conditions resulting from the pandemic may also have a negative effect on the value and quality of the assets we hold within our portfolio of invested assets, thereby adversely affecting our investment income and increasing our credit and related risk.

Governmental, Regulatory and Judicial Actions in Response to the COVID-19 Pandemic May Adversely Affect Our Financial Performance and Our Ability to Conduct Our Businesses as We Have Historically.

Insurance and financial regulators may attempt to impose new obligations on insurers in connection with the pandemic that could materially affect our business or profitability, including any retroactive change to the terms of existing insurance contracts. In addition, there is a risk that novel litigation theories, in conjunction with a diverse range of potential jury and judicial venues across many jurisdictions, could give rise to unforeseen pandemic related liability.

The Disruption and Other Effects Caused by COVID-19 Could Adversely Impact the Efficiency and Productivity of Our Business Operations, Which Could Increase our Expenses and Adversely Affect our Financial Performance and Results.

To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 pandemic, much of our employees and service providers are working remotely. While we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our or our service providers’ offices or by other developments such as an extended disruption in the telecommunications and internet infrastructure that support our remote work capability.

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

Dated: May 13, 2020	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)