Form 10-Q
period 2020-06-30
AMERINST INSURANCE GROUP LTD
filed 2020-08-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2020.

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

As of August 1, 2020, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $15,666,805 and $15,564,687)	$16,205,591	$15,668,317
Equity securities, at fair value (cost $10,162,313 and $10,889,683)	11,440,297	15,365,299

TOTAL INVESTMENTS	27,645,888	31,033,616
Cash and cash equivalents	5,042,529	6,589,810
Restricted cash and cash equivalents	1,227,924	1,169,805
Assumed reinsurance premiums receivable	2,888,481	5,695,847
Accrued investment income	129,678	104,935
Property and equipment	1,160,757	1,105,513
Deferred income taxes	2,472,000	2,564,000
Deferred policy acquisition costs	2,213,152	1,964,052
Prepaid expenses and other assets	2,001,387	2,019,622

TOTAL ASSETS	$44,781,796	$52,247,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$14,490,375	$13,966,044
Unearned premiums	5,981,486	5,308,398
Assumed reinsurance payable	1,068,854	6,756,177
Accrued expenses and other liabilities	5,480,796	5,873,130

TOTAL LIABILITIES	$27,021,511	$31,903,749

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2020 and 2019: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,454,626	6,465,776
Retained earnings	18,830,067	21,842,409
Accumulated other comprehensive income	538,786	103,630
Shares held by Subsidiary (369,576 and 369,576 shares) at cost	(9,058,447)	(9,063,617)

TOTAL SHAREHOLDERS’ EQUITY	17,760,285	20,343,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,781,796	$52,247,200

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
REVENUE
Net premiums earned	$5,510,514	$5,325,609	$2,930,898	$2,862,026
Commission income	3,105,297	2,945,488	1,467,696	1,389,684
Net investment income	208,835	229,652	97,024	106,610
Net realized and unrealized (loss) gain on investments	(2,752,862)	2,523,297	1,625,128	775,972

TOTAL REVENUE	6,071,784	11,024,046	6,120,746	5,134,292

LOSSES AND EXPENSES
Losses and loss adjustment expenses	3,526,729	3,408,388	1,875,775	1,831,695
Policy acquisition costs	2,038,831	1,970,658	1,084,434	1,058,950
Operating and management expenses	3,426,311	3,502,531	1,664,027	1,770,889

TOTAL LOSSES AND EXPENSES	8,991,871	8,881,577	4,624,236	4,661,534

NET (LOSS) INCOME BEFORE TAX	(2,920,087)	2,142,469	1,496,510	472,758
Income tax (benefit) expense	92,255	(38,686)	31,255	(38,686)
NET (LOSS) INCOME AFTER TAX	$(3,012,342)	$2,181,155	$1,465,255	$511,444

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	517,617	266,761	206,382	126,352
Reclassification adjustment for gains included in net (loss) income	(82,461)	—	—	—

OTHER COMPREHENSIVE INCOME	435,156	266,761	206,382	126,352

COMPREHENSIVE (LOSS) INCOME	$(2,577,186)	$2,447,916	$1,671,637	$637,796

RETAINED EARNINGS, BEGINNING OF PERIOD	$21,842,409	$19,725,581	$17,364,812	$21,395,292
Net (loss) income	(3,012,342)	2,181,155	1,465,255	511,444
Dividends	—	(325,691)	—	(325,691)

RETAINED EARNINGS, END OF PERIOD	$18,830,067	$21,581,045	$18,830,067	$21,581,045

Per share amounts
Net (loss) income per share
Basic	$(4.81)	$3.45	$2.34	$0.81
Diluted	$(4.81)	$3.44	$2.34	$0.80

Dividends	$—	$0.50	$—	$0.50

Weighted average number of shares outstanding for the entire period
Basic	625,677	631,305	625,677	632,554
Diluted	625,677	633,787	625,677	637,058

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of June 30, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170

BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843

Net income	—	—	1,465,255	—	—	1,465,255
Stock option awards expense	—	805	—	—	—	805
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	206,382	—	206,382

BALANCE AT JUNE 30, 2020	$995,253	$6,454,626	$18,830,067	$538,786	$(9,058,447)	$17,760,285

As of June 30, 2019
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2019	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165
Net income	—	—	1,669,711	—	—	1,669,711
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	140,409	—	140,409

BALANCE AT MARCH 31, 2019	$995,253	$6,393,730	$21,395,292	$(77,939)	$(8,941,051)	$19,765,285

Net income	—	—	511,444	—	—	511,444
Issuance of stock option awards	—	32,266	—	—	—	32,266
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	126,352	—	126,352
Purchase of shares by subsidiary, net	—	—	—	—	70,000	70,000
Dividends ($.50 per share)	—	—	(325,691)	—	—	(325,691)

BALANCE AT JUNE 30, 2019	$995,253	$6,425,996	$21,581,045	$48,413	$(8,871,051)	$20,179,656

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
OPERATING ACTIVITIES
Net Cash (used in) provided by Operating Activities	$(2,376,822)	$1,040,966

INVESTING ACTIVITIES
Purchases of property and equipment	(149,796)	(427,800)
Purchases of available-for-sale securities	(5,356,925)	(3,485,934)
Proceeds from sales of available-for-sale securities	2,084,199	1,802,726
Proceeds from redemptions of fixed maturity investments	3,100,012	—
Proceeds from maturities of fixed maturity investments	1,205,000	2,250,000

Net Cash provided by Investing Activities	882,490	138,992

FINANCING ACTIVITIES
Dividends paid	—	(325,691)
Purchase of shares by subsidiary, net	5,170	—

Net Cash provided by (used in) Financing Activities	5,170	(325,691)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,489,162)	854,267
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$7,759,615	$5,971,046

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,270,453	$6,825,313

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2020 and December 31, 2019 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Fixed maturity investments:
U.S. government agency securities	$2,331,794	$57,823	$—	$2,389,617
Obligations of U.S. states and political subdivisions	5,955,805	266,302	(1,166)	6,220,941
Corporate debt securities	7,379,206	215,827	—	7,595,033

Total fixed maturity investments	15,666,805	539,952	(1,166)	16,205,591

Equity securities	10,162,313	2,759,171	(1,481,187)	11,440,297

Total equity securities	10,162,313	2,759,171	(1,481,187)	11,440,297

Total investments	$25,829,118	$3,299,123	$(1,482,353)	$27,645,888

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,731,181	$38,524	$(1,086)	$4,768,619
Obligations of U.S. states and political subdivisions	3,188,217	29,521	(5,936)	3,211,802
Corporate debt securities	7,645,289	45,080	(2,473)	7,687,896

Total fixed maturity investments	15,564,687	113,125	(9,495)	15,668,317

Equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total investments	$26,454,370	$4,967,304	$(388,058)	$31,033,616

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	410,580	(1,166)	410,580	(1,166)
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	410,580	(1,166)	410,580	(1,166)

Equity securities	1,172,994	(629,553)	2,996,311	(851,634)	4,169,305	(1,481,187)

Total equity securities	1,172,994	(629,553)	2,996,311	(851,634)	4,169,305	(1,481,187)

Total investments	$1,172,994	$(629,553)	$3,406,891	$(852,800)	$4,579,885	$(1,482,353)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,528,838	$(1,086)	$1,528,838	$(1,086)
Obligations of states and political subdivisions	—	—	601,053	(5,936)	601,053	(5,936)
Corporate debt securities	743,360	(2,473)	—	—	743,360	(2,473)

Total fixed maturity investments	743,360	(2,473)	2,129,891	(7,022)	2,873,251	(9,495)

Equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total investments	$1,079,681	$(121,786)	$3,626,043	$(266,272)	$4,705,724	$(388,058)

As of June 30, 2020 and December 31, 2019, there were one and eight fixed income securities in an unrealized loss position with an estimated fair value of $410,580 and $2,873,251, respectively. As of June 30, 2020 and December 31, 2019, none and two of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2020 and December 31, 2019, none of the fixed income securities were considered to be other than-temporarily-impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2020. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2020 and December 31, 2019, relating to one and eight fixed maturity securities, amounted to $1,166 and $9,495, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months and three months ended June 30, 2020, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2020 and December 31, 2019 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2019. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2020 and December 31, 2019:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2020
U.S. government agency securities	$2,389,617	$2,389,617	$—	$2,389,617	$—
Obligations of U.S. state and political subdivisions	6,220,941	6,220,941		6,220,941
Corporate debt securities	7,595,033	7,595,033		7,595,033

Total fixed maturity investments	16,205,591	16,205,591

Equity securities	11,440,297	11,440,297	11,440,297

Total equity securities	11,440,297	11,440,297

Total investments	$27,645,888	$27,645,888	$11,440,297	$16,205,591	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2020 and the year ended December 31, 2019.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2020 and December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
June 30, 2020
Due in one year or less	$3,679,418	$3,713,782
Due after one year through five years	9,748,209	10,120,009
Due after five years through ten years	1,778,689	1,892,373
Due after ten years	460,489	479,427

Total	$15,666,805	$16,205,591

	Amortized Cost	Estimated Fair Value
December 31, 2019
Due in one year or less	$2,539,709	$2,542,229
Due after one year through five years	12,518,738	12,619,593
Due after five years through ten years	506,240	506,495

Total	$15,564,687	$15,668,317

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the six months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Total proceeds on sales of available-for-sale securities	$2,084,199	$1,802,726
Proceeds from redemptions of fixed maturity investments	3,100,012	—
Total proceeds from maturities of fixed maturity investments	1,205,000	2,250,000
Gross gains on sales	829,688	522,735
Gross losses on sales	(384,918)	(93,604)
Net unrealized gains (losses) on equity investments	(3,197,632)	2,094,166

Total	$(2,752,862)	$2,523,297

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Total proceeds on sales of available-for-sale securities	$516,681	$1,627,022
Proceeds from redemptions of fixed maturity investments	1,267,932	—
Total proceeds from maturities of fixed maturity investments	—	1,000,000
Gross gains on sales	6,366	484,667
Gross losses on sales	(216,445)	(81,058)
Net unrealized gains (losses) on equity investments	1,835,207	372,363

Total	$1,625,128	$775,972

Net Investment Income

Major categories of net investment income during the six months ended June 30, 2020 and 2019 are summarized as follows:

	June 30, 2020	June 30, 2019
Interest earned:
Fixed maturity investments	$176,566	$171,885
Short term investments and cash and cash equivalents	10,281	35,874
Dividends earned	87,985	93,972
Investment expenses	(65,997)	(72,079)

Net investment income	$208,835	$229,652

Major categories of net investment income during the three months ended June 30, 2020 and 2019 are summarized as follows:

	June 30, 2020	June 30, 2019
Interest earned:
Fixed maturity investments	$87,293	$87,862
Short term investments and cash and cash equivalents	2,271	18,274
Dividends earned	45,253	46,495
Investment expenses	(37,793)	(46,021)

Net investment income	$97,024	$106,610

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Liability—beginning of year	$13,966,044	$12,989,260
Incurred related to:
Current year	3,526,729	3,408,388
Prior years	—	—

Total incurred	3,526,729	3,408,388

Paid related to:
Current year	—	(94,416)
Prior years	(3,002,398)	(2,308,015)

Total paid	(3,002,398)	(2,402,431)

Liability—end of year	$14,490,375	$13,995,217

As incurred losses for the six months ended June 30, 2020 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2020 and 2019.

	As of and for the Six Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,962,862	$3,108,922	$6,071,784
Total losses and expenses	6,190,518	2,893,608	9,084,126
Segment (loss) income	(3,227,656)	215,314	(3,012,342)
Identifiable assets	—	1,160,757	1,160,757

	As of and for the Six Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,052,556	$2,971,490	$11,024,046
Total losses and expenses	6,121,178	2,721,713	8,842,891
Segment income	1,931,378	249,777	2,181,155
Identifiable assets	—	1,056,273	1,056,273

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2020 and 2019.

	As of and for the Three Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,652,755	$1,467,991	$6,120,746
Total losses and expenses	3,254,075	1,401,416	4,655,491
Segment income	1,398,680	66,575	1,465,255
Identifiable assets	—	1,160,757	1,160,757

	As of and for the Three Months Ended June 30, 2019
	Insurance Segment	Insurance Segment	Insurance Segment
Revenues	$3,731,115	$1,403,177	$5,134,292
Total losses and expenses	3,287,517	1,335,331	4,622,848
Segment income	443,598	67,846	511,444
Identifiable assets	—	1,056,273	1,056,273

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with three key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the six months and three months ended June 30, 2020, no phantom shares were granted. 76,403 phantom shares were outstanding at June 30, 2020 and December 31, 2019.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2020.

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

A summary of the status of the stock option plan as of June 30, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—June 30, 2020	24,800	$28.37	20,200	$28.74	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.7		2.9		2.8

A summary of the status of the stock option plan as of December 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	(2,000)	30.14	(2,000)	30.14
Exercised	—	—	—	—	—	—
Vested	9,400	28.60	(9,400)	28.60	—	—
Outstanding—December 31, 2019	16,400	$28.34	28,600	$28.65	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.2		3.3		3.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $(11,150) and $72,046 of compensation expense for stock options for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $2,962,862 and $3,108,922, respectively, for the six months ended June 30, 2020 compared to $8,052,556 and $2,971,490, respectively, for the six months ended June 30, 2019. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Outlook

During the six months ended June 30, 2020, worldwide social and economic activity became severely impacted by the spread and threat of COVID-19. Actions to minimize risk to those employed with Protexure and those employed with our management company in Bermuda, Citadel Management Bermuda Limited, have been taken, including restricting travel and instituting extensive work-from-home protocols. This leveraged our existing operational contingency plans at every level of the organization, which ensured business process and control continuity. These actions have helped prevent major disruption to our clients and operations.

There was no significant impact on our insurance premiums and losses during the six months ended June 30, 2020 relating to the COVID-19 global pandemic nor do we anticipate, at this time, that this global catastrophic event will have a significant impact on our insurance premiums and losses in future quarters due to the types of insurance products we offer and our client base of professional service firms, among other factors. With regard to investments, our investment portfolios that hold equity securities incurred significant negative valuation adjustments during the first quarter of 2020 as spreads widened and perceived risks elevated as was reflected in first quarter financial results. During the second quarter of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. We expect there will be continued volatility for the remainder of the year.

The Company will continue to evaluate the impact of COVID-19 on its operations over the coming quarters.

RESULTS OF OPERATIONS

Six months ended June 30, 2020 compared to six months ended June 30, 2019

We recorded a net loss of $3,012,342 for the six months ended June 30, 2020 compared to net income of $2,181,155 for the same period in 2019. The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $5,276,159 – from a gain of $2,523,297 for the six months ended June 30, 2019 to a $2,752,862 loss for the six months ended June 30, 2020, which is due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. This was partially offset by the increase in commission income of $159,809 – from $2,945,488 for the six months ended June 30, 2019 to $3,105,297 for the six months ended June 30, 2020 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the six months ended June 30, 2020 were $5,510,514 compared to $5,325,609 for the six months ended June 30, 2019, an increase of $184,905 or 3.5%. The net premiums earned for the six months ended June 30, 2020 and 2019 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first six months of 2020 compared to the same period in 2019 resulted from increased cessions from C&F in 2020, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the six months ended June 30, 2020 and 2019, we recorded commission income under the Agency Agreement of $3,105,297 and $2,945,488, respectively, an increase of $159,809 or 5.4%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2020 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of $208,835 for the six months ended June 30, 2020 compared to $229,652 for the six months ended June 30, 2019. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the first six months of 2020 compared to the same period in 2019. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the six months ended June 30, 2020, compared to the 1.3% yield earned for the six months ended June 30, 2019.

We recorded a net realized and unrealized loss on investments of $2,752,862 during the six months ended June 30, 2020 compared to net realized gains of $2,523,297 during the six months ended June 30, 2019, a decrease of $5,276,159 or 209.1%. The decrease was primarily related to the decrease in the fair value of our equity investments of $3,197,632 during the six months ended June 30, 2020, due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. During the first quarter of 2020, our investment portfolios that hold equity securities incurred significant negative valuation adjustments as spreads widened and perceived risks elevated as was reflected in first quarter financial results. During the second quarter of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world.

For the six months ended June 30, 2020, we recorded loss and loss adjustment expenses of $3,526,729 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $5,510,514. For the six months ended June 30, 2019, we recorded loss and loss adjustment expenses of $3,408,388 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $5,325,609. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the six months ended June 30, 2020 compared to the corresponding period in 2019.

We recorded policy acquisition costs of $2,038,831 for the six months ended June 30, 2020 compared to $1,970,658 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the six months ended June 30, 2020 and 2019 were 37% of the net premiums earned under the Reinsurance Agreement of $5,510,514 and $5,325,609, respectively.

We expensed operating and management expenses of $3,426,311 for the six months ended June 30, 2020 compared to $3,502,531 for the same period in 2019, a decrease of $76,220 or 2.2%. The decrease was primarily attributable to decreased board and committee meetings related expenses due to the reduction in physical meetings held during the second quarter as the result of travel restrictions imposed in relation to COVID-19.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,962,862	$3,108,922	$6,071,784
Total losses and expenses	6,190,518	2,893,608	9,084,126
Segment (loss) income	(3,227,656)	215,314	(3,012,342)
Identifiable assets	—	1,160,757	1,160,757

	As of and for the Six Months Ended June 30, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$8,052,556	$2,971,490	$11,024,046
Total losses and expenses	6,121,178	2,721,713	8,842,891
Segment income	1,931,378	249,777	2,181,155
Identifiable assets	—	1,056,273	1,056,273

Three months ended June 30, 2020 compared to three months ended June 30, 2019

We recorded net income of $1,465,255 for the three months ended June 30, 2020 compared to net income of $511,444 for the same period in 2019. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $849,156 – from a $775,972 gain for the three months ended June 30, 2019 to a $1,625,128 gain for the three months ended June 30, 2020. The increase was primarily related to the increase in the fair value of our equity investments during the three months ended June 30, 2020 due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy.

Our net premiums earned for the second quarter of 2020 were $2,930,898 compared to $2,862,026 for the second quarter of 2019, an increase of $68,872 or 2.4%. The net premiums earned during the quarters ended June 30, 2020 and 2019 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended June 30, 2020 and 2019, we recorded commission income under the Agency Agreement of $1,467,696 and $1,389,684, respectively, an increase of $78,012 or 5.6%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2020, as referred to above.

We recorded net investment income of $97,024 for the quarter ended June 30, 2020 compared to $106,610, for the quarter ended June 30, 2019. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the second quarter of 2020 compared to the same period in 2019. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarters ended June 30, 2020 and 2019.

We recorded net realized and unrealized gains on investments of $1,625,128 during the quarter ended June 30, 2020 compared to net realized and unrealized gains of $775,972 during the quarter ended June 30, 2019, an increase of $849,156 or 109.4%. The increase was primarily related to the increase in the fair value of our equity investments during the quarter ended June 30, 2020, due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy.

For the quarter ended June 30, 2020, we recorded loss and loss adjustment expenses of $1,875,775 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,930,898. For the quarter ended June 30, 2019, we recorded loss and loss adjustment expenses of $1,831,695 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,862,026. The increase in loss and loss adjustment expense was due to an increase in net premiums earned during the three months ended June 30, 2020 compared to the corresponding period in 2019.

We recorded policy acquisition costs of $1,084,434 in the second quarter of 2020 compared to $1,058,950 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the second quarter of 2020 and 2019 were 37% of the net premiums earned under the Reinsurance Agreement of $2,930,898 and $2,862,026, respectively.

We incurred operating and management expenses of $1,664,027 in the second quarter 2020 compared to $1,770,889 for the same period in 2019, a decrease of $106,862 or 6%. The decrease was primarily attributable to decreased board and committee meetings related expenses due to the reduction in physical meetings held during the second quarter as the result of travel restrictions imposed in relation to COVID-19.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,652,755	$1,467,991	$6,120,746
Total losses and expenses	3,254,075	1,401,416	4,655,491
Segment income	1,398,680	66,575	1,465,255
Identifiable assets	—	1,160,757	1,160,757

	As of and for the Three Months Ended June 30, 2019
	Insurance Segment	Insurance Segment	Insurance Segment
Revenues	$3,731,115	$1,403,177	$5,134,292
Total losses and expenses	3,287,517	1,335,331	4,622,848
Segment income	443,598	67,846	511,444
Identifiable assets	—	1,056,273	1,056,273

FINANCIAL CONDITION

As of June 30, 2020, our total investments were $27,645,888, a decrease of $3,387,728 or 10.9%, from $31,033,616 at December 31, 2019. This decrease was primarily due to the decrease in the fair value of certain equity securities as a result of unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. The cash and cash equivalents balance decreased from $6,589,810 at December 31, 2019 to $5,042,529 at June 30, 2020, a decrease of $1,547,281or 23.5%. This decrease was primarily due to net losses paid under the Reinsurance Agreement during the six months ended June 30, 2020.The restricted cash and cash equivalents balance increased from $1,169,805 at December 31, 2019 to $1,227,924 at June 30, 2020, an increase of $58,119 or 5%. The increase was due to the timing of sales and maturities of investments held as restricted cash at June 30, 2020 that have not been reinvested. The ratio of cash, total investments and other invested assets to total liabilities at June 30, 2020 was 1.26:1, compared to a ratio of 1.22:1 at December 31, 2019.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of June 30, 2020, the balance was $2,888,481 compared to $5,695,847 as of December 31, 2019. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of June 30, 2020, the balance was $1,068,854 compared to $6,756,177 as of December 31, 2019. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $1,964,052 at December 31, 2019 to $2,213,152 at June 30, 2020. The increase in deferred policy acquisition costs in 2020 was due to the increase in both net premiums written and unearned premiums assumed under the Reinsurance Agreement compared to the prior year. The ceding commission rate under the Reinsurance Agreement is 37%.

Prepaid expenses and other assets were $2,001,387 at June 30, 2020 compared to $2,019,622 as of December 31, 2019. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,873,130 at December 31, 2019 to $5,480,796 at June 30, 2020, a decrease of $392,334 or 6.7%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

Total cash, investments and other invested assets decreased from $38,793,231 at December 31, 2019 to $33,916,341 at June 30, 2020, a decrease of $4,876,890 or 12.6%. The net decrease resulted primarily from the decrease in the fair value of certain equity securities as a result of unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy and to net losses paid under the Reinsurance Agreement.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the six months ended June 30, 2020, no such transactions occurred. From inception through June 30, 2020, Investco had repurchased 224,538 common shares from shareholders who had died or retired for a total purchase price of $6,379,286. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through June 30, 2020, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2020, no such transactions occurred.

Cash Dividends

We paid no dividends during the six months ended June 30, 2020. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. When measured by a total rate of return calculation, this has resulted in an effective annual rate of return of approximately 8.3% from our inception, based on a per share purchase price of $8.33 paid by the original shareholders, and using an unaudited net book value of $28.39 per share as of June 30, 2020. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2019 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: August 13, 2020	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)