Form 10-Q
period 2020-09-30
AMERINST INSURANCE GROUP LTD
filed 2020-11-16
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2020.

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

As of November 1, 2020, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•

the magnitude and duration of the COVID-19 pandemic and its impact on the global and local economies, financial and insurance market conditions and our business, results of operations and financial condition;

•	actual losses and loss expenses exceeding our loss reserves and increases in loss reserves, which are necessarily based on the actuarial and statistical projections of ultimate losses;

•	our ability to comply with Bermuda statutory liquidity requirements may be adversely impacted by increases in loss reserves;

•	changes in the amount of professional liability business accepted by our insurance company partners;

•	adequacy of our risk management and loss limitation methods;

•	our ability to generate increased revenues and positive earnings in future periods;

•	the occurrence of catastrophic events with a frequency or severity exceeding our expectations;

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance and reinsurance or an increase in the supply of professional liability insurance and reinsurance capacity;

•

our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels and liquidity levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	increased or decreased rate pressure on premiums;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	acts of terrorism, political unrest, outbreak of war and other hostilities or other non-forecasted and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $16,322,794 and $15,564,687)	$16,909,494	$15,668,317
Equity securities, at fair value (cost $0 and $10,889,683)	—	15,365,299

TOTAL INVESTMENTS	16,909,494	31,033,616
Cash and cash equivalents	10,795,173	6,589,810
Restricted cash and cash equivalents	4,328,910	1,169,805
Assumed reinsurance premiums receivable	2,830,194	5,695,847
Accrued investment income	136,062	104,935
Property and equipment	1,107,040	1,105,513
Deferred income taxes	2,440,000	2,564,000
Deferred policy acquisition costs	1,174,491	1,964,052
Prepaid expenses and other assets	1,924,327	2,019,622

TOTAL ASSETS	$41,645,691	$52,247,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$18,952,917	$13,966,044
Unearned premiums	5,301,755	5,308,398
Assumed reinsurance payable	2,701,177	6,756,177
Accrued expenses and other liabilities	5,159,635	5,873,130

TOTAL LIABILITIES	$32,115,484	$31,903,749

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2020 and 2019: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,454,626	6,465,776
Retained earnings	10,552,075	21,842,409
Accumulated other comprehensive income	586,700	103,630
Shares held by Subsidiary (369,576 and 369,576 shares) at cost	(9,058,447)	(9,063,617)

TOTAL SHAREHOLDERS’ EQUITY	9,530,207	20,343,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,645,691	$52,247,200

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
REVENUE
Net premiums earned	$8,947,710	$8,141,526	$3,437,196	$2,815,917
Commission income	4,542,478	4,395,855	1,437,181	1,450,367
Net investment income	308,279	355,143	99,444	125,491
Net realized and unrealized (losses) gains on investments	(1,764,300)	2,595,789	988,562	72,492

TOTAL REVENUE	12,034,167	15,488,313	5,962,383	4,464,267

LOSSES AND EXPENSES
Losses and loss adjustment expenses	14,078,405	5,210,575	10,551,676	1,802,187
Policy acquisition costs	4,097,754	3,012,548	2,058,923	1,041,890
Operating and management expenses	5,019,124	5,138,604	1,592,813	1,636,073

TOTAL LOSSES AND EXPENSES	23,195,283	13,361,727	14,203,412	4,480,150

NET (LOSS) INCOME BEFORE TAX	(11,161,116)	2,126,586	(8,241,029)	(15,883)
Income tax (benefit) expense	129,218	(32,032)	36,963	6,654
NET (LOSS) INCOME AFTER TAX	$(11,290,334)	$2,158,618	$(8,277,992)	$(22,537)

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	565,531	335,102	47,914	68,341
Reclassification adjustment for gains included in net income	(82,461)	—	—	—

OTHER COMPREHENSIVE INCOME	483,070	335,102	47,914	68,341

COMPREHENSIVE (LOSS) INCOME	$(10,807,264)	$2,493,720	$(8,230,078)	$45,804

RETAINED EARNINGS, BEGINNING OF PERIOD	$21,842,409	$19,725,581	$18,830,067	$21,581,045
Net (loss) income	(11,290,334)	2,158,618	(8,277,992)	(22,537)
Dividends	—	(325,691)	—	—

RETAINED EARNINGS, END OF PERIOD	$10,552,075	$21,558,508	$10,552,075	$21,558,508

Per share amounts
Net (loss) income per share
Basic	$(18.04)	$3.41	$(13.23)	$(0.04)
Diluted	$(18.04)	$3.40	$(13.23)	$(0.04)

Dividends	$—	$0.50	$—	$0.00

Weighted average number of shares outstanding for the entire period
Basic	625,677	631,721	625,677	632,554
Diluted	625,677	634,276	625,677	632,554

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170

BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843

Net income	—	—	1,465,255	—	—	1,465,255
Stock option awards expense	—	805	—	—	—	805
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	206,382	—	206,382

BALANCE AT JUNE 30, 2020	$995,253	$6,454,626	$18,830,067	$538,786	$(9,058,447)	$17,760,285

Net loss	—	—	(8,277,992)	—	—	(8,277,992)
Stock option awards expense	—	—	—	—	—	—
Other comprehensive income
Unrealized gains on securities, net of reclassification adjustment	—	—	—	47,914	—	47,914

BALANCE AT SEPTEMBER 30, 2020	$995,253	$6,454,626	$10,552,075	$586,700	$(9,058,447)	$9,530,207

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

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
OPERATING ACTIVITIES
Net Cash (used in) provided by Operating Activities	$(5,225,829)	$1,603,447

INVESTING ACTIVITIES
Purchases of property and equipment	(199,728)	(434,250)
Purchases of available-for-sale securities	(6,943,373)	(5,492,708)
Proceeds from sales of available-for-sale securities	14,941,147	2,232,592
Proceeds from redemptions of fixed maturity investments	3,082,081	265,000
Proceeds from maturities of fixed maturity investments	1,705,000	3,090,000

Net Cash provided by (used in) Investing Activities	12,585,127	(339,366)

FINANCING ACTIVITIES
Dividends paid	—	(325,691)
Purchase of shares by subsidiary, net	5,170	—

Net Cash provided by (used in) Financing Activities	5,170	(325,691)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,364,468	938,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	$7,759,615	$5,971,046

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,124,083	$6,909,436

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2020 and December 31, 2019 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Fixed maturity investments:
U.S. government agency securities	$2,331,829	$49,599	$—	$2,381,428
Obligations of U.S. states and political subdivisions	7,118,592	312,371	—	7,430,963
Corporate debt securities	6,872,373	224,730	—	7,097,103

Total fixed maturity investments	16,322,794	586,700	—	16,909,494

Equity securities	—	—	—	—

Total equity securities	—	—	—	—

Total investments	$16,322,794	$586,700	$—	$16,909,494

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,731,181	$38,524	$(1,086)	$4,768,619
Obligations of U.S. states and political subdivisions	3,188,217	29,521	(5,936)	3,211,802
Corporate debt securities	7,645,289	45,080	(2,473)	7,687,896

Total fixed maturity investments	15,564,687	113,125	(9,495)	15,668,317

Equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total investments	$26,454,370	$4,967,304	$(388,058)	$31,033,616

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total fixed maturity investments	—	—	—	—	—	—

Equity securities	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$—	$—	$—	$—

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,528,838	$(1,086)	$1,528,838	$(1,086)
Obligations of states and political subdivisions	—	—	601,053	(5,936)	601,053	(5,936)
Corporate debt securities	743,360	(2,473)	—	—	743,360	(2,473)

Total fixed maturity investments	743,360	(2,473)	2,129,891	(7,022)	2,873,251	(9,495)

Equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total investments	$1,079,681	$(121,786)	$3,626,043	$(266,272)	$4,705,724	$(388,058)

As of September 30, 2020 and December 31, 2019, there were zero and eight fixed income securities in an unrealized loss position with an estimated fair value of $0 and $2,873,251, respectively. As of September 30, 2020 and December 31, 2019, none and two of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2020 and December 31, 2019, none of the fixed income securities were considered to be other than-temporarily-impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at September 30, 2020. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2020 and December 31, 2019, relating to zero and eight fixed maturity securities, amounted to $0 and $9,495, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months and three months ended September 30, 2020, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2020 and December 31, 2019 and what level within the fair value hierarchy each valuation technique resides:

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

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities were classified as Level 1 in the fair value hierarchy. The Company had received prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

In September 2020, the Company liquidated its equity securities portfolios.

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2019. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2020 and December 31, 2019:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2020
U.S. government agency securities	$2,381,428	$2,381,428	$—	$2,381,428	$—
Obligations of U.S. state and political subdivisions	7,430,963	7,430,963		7,430,963
Corporate debt securities	7,097,103	7,097,103		7,097,103

Total fixed maturity investments	16,909,494	16,909,494

Equity securities	—	—

Total equity securities	—	—

Total investments	$16,909,494	$16,909,494	$—	$16,909,494	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2020 and the year ended December 31, 2019.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2020 and December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
September 30, 2020
Due in one year or less	$3,174,356	$3,196,828
Due after one year through five years	10,919,495	11,331,133
Due after five years through ten years	1,770,808	1,902,272
Due after ten years	458,135	479,261

Total	$16,322,794	$16,909,494

	Amortized Cost	Estimated Fair Value
December 31, 2019
Due in one year or less	$2,539,709	$2,542,229
Due after one year through five years	12,518,738	12,619,593
Due after five years through ten years	506,240	506,495

Total	$15,564,687	$15,668,317

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the nine months ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Total proceeds on sales of available-for-sale securities	$14,941,147	$2,232,592
Proceeds from redemptions of fixed maturity investments	3,082,081	265,000
Total proceeds from maturities of fixed maturity investments	1,705,000	3,090,000
Gross gains on sales	4,346,483	570,563
Gross losses on sales	(1,635,113)	(586,028)
Net unrealized (losses) gains on equity investments	(4,475,670)	2,611,254

Total	$(1,764,300)	$2,595,789

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Total proceeds on sales of available-for-sale securities	$12,856,948	$429,866
Proceeds from redemptions of fixed maturity investments	(17,931)	265,000
Total proceeds from maturities of fixed maturity investments	500,000	840,000
Gross gains on sales	3,516,795	47,828
Gross losses on sales	(1,250,195)	(492,424)
Net unrealized (losses) gains movements	(1,278,038)	517,088

Total	$988,562	$72,492

Net Investment Income

Major categories of net investment income during the nine months ended September 30, 2020 and 2019 are summarized as follows:

	September 30, 2020	September 30, 2019
Interest earned:
Fixed maturity investments	$262,200	$263,575
Short term investments and cash and cash equivalents	10,859	55,362
Dividends earned	131,045	138,543
Investment expenses	(95,825)	(102,337)

Net investment income	$308,279	$355,143

Major categories of net investment income during the three months ended September 30, 2020 and 2019 are summarized as follows:

	September 30, 2020	September 30, 2019
Interest earned:
Fixed maturity investments	$85,634	$91,690
Short term investments and cash and cash equivalents	578	19,488
Dividends earned	43,060	44,571
Investment expenses	(29,828)	(30,258)

Net investment income	$99,444	$125,491

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Liability—beginning of year	$13,966,044	$12,989,260
Incurred related to:
Current year	4,989,087	5,210,575
Prior years	9,089,318	—

Total incurred	14,078,405	5,210,575

Paid related to:
Current year	(1,392,687)	(94,416)
Prior years	(7,698,845)	(2,308,015)

Total paid	(9,091,532)	(2,402,431)

Liability—end of year	$18,952,917	$15,797,403

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $9,089,318 during the nine months ended September 30, 2020. The unfavorable development during the nine months ended September 30, 2020 was primarily due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2020 and 2019.

	As of and for the Nine Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,487,683	$4,546,484	$12,034,167
Total losses and expenses	19,062,602	4,261,899	23,324,501
Segment (loss) income	(11,574,919)	284,585	(11,290,334)
Identifiable assets	—	1,107,040	1,107,040

	As of and for the Nine Months Ended September 30, 2019
	Reinsurance Segment	Reinsurance Segment	Reinsurance Segment
Revenues	$11,053,834	$4,434,479	$15,488,313
Total losses and expenses	9,241,760	4,087,935	13,329,695
Segment income	1,812,074	346,544	2,158,618
Identifiable assets	—	983,448	983,448

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2020 and 2019.

	As of and for the Three Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,524,821	$1,437,562	$5,962,383
Total losses and expenses	12,872,084	1,368,291	14,240,375
Segment (loss) income	(8,347,263)	69,271	(8,277,992)
Identifiable assets	—	1,107,040	1,107,040

	As of and for the Three Months Ended September 30, 2019
	Reinsurance Segment	Reinsurance Segment	Reinsurance Segment
Revenues	$3,001,278	$1,462,998	$4,464,267
Total losses and expenses	3,120,582	1,366,222	4,486,804
Segment (loss) income	(119,304)	96,767	(22,537)
Identifiable assets	—	983,448	983,448

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with three key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the nine months and three months ended September 30, 2020, no phantom shares were granted. 76,403 phantom shares were outstanding at September 30, 2020 and December 31, 2019.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2020.

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

A summary of the status of the stock option plan as of September 30, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—September 30, 2020	24,800	$28.37	20,200	$28.74	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.4		2.6		2.5

A summary of the status of the stock option plan as of December 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	(2,000)	30.14	(2,000)	30.14
Exercised	—	—	—	—	—	—
Vested	9,400	28.60	(9,400)	28.60	—	—
Outstanding—December 31, 2019	16,400	$28.34	28,600	$28.65	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.2		3.3		3.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $(11,150) and $72,046 of compensation expense for stock options for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively.

6. SUBSEQUENT EVENT

In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement. We are currently in discussions with alternative carriers to write policies impacted by this directive.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $7,487,683 and $4,546,484, respectively, for the nine months ended September 30, 2020 compared to $11,053,834 and $4,434,479, respectively, for the nine months ended September 30, 2019. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Entry into Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2020.

In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement. We are currently in discussions with alternative carriers to write policies impacted by this directive.

Entry into Reinsurance Agreement

We conduct our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. The term of the Reinsurance Agreement is continuous and may be terminated by either party upon at least 120 days’ prior written notice to the other party.

Third-party Managers and Service Providers

Citadel Management Bermuda Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Citadel Management Bermuda Limited renewed for one year beginning January 1, 2020 and ending December 31, 2020. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Citadel Management Bermuda Limited.

The Country Club Bank of Kansas City, Missouri, provides portfolio management of fixed-income securities and directs our investments pursuant to guidelines approved by us. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Outlook

During the nine months ended September 30, 2020, worldwide social and economic activity became severely impacted by the spread and threat of COVID-19. Actions to minimize risk to those employed with Protexure and those employed with our management company in Bermuda, Citadel Management Bermuda Limited, have been taken, including restricting travel and instituting extensive work-from-home protocols. This leveraged our existing operational contingency plans at every level of the organization, which ensured business process and control continuity. These actions have helped prevent major disruption to our clients and operations.

There was no significant impact on our insurance premiums and losses during the nine months ended September 30, 2020 relating to the COVID-19 global pandemic nor do we anticipate, at this time, that this global catastrophic event will have a significant impact on our insurance premiums and losses in future quarters due to the types of insurance products we offer and our client base of professional service firms, among other factors. With regard to investments, our investment portfolios that held equity securities incurred significant negative valuation adjustments during the first quarter of 2020 as spreads widened and perceived risks elevated as was reflected in first quarter financial results. During the second and third quarters of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base. The Company plans to reinvest the proceeds from these liquidations in fixed income securities as market conditions permit.

The Company will continue to evaluate the impact of COVID-19 on its operations over the coming quarters.

RESULTS OF OPERATIONS

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

We recorded a net loss of $11,290,334 for the nine months ended September 30, 2020 compared to net income of $2,158,618 for the same period in 2019. The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $4,360,089 – from a gain of $2,595,789 for the nine months ended September 30, 2019 to a $1,764,300 loss for the nine months ended September 30, 2020, which is due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy and to the increase in loss and loss adjustment expenses of $8,867,830 – from $5,210,575 for the nine months ended September 30, 2019 to $14,078,405 for the nine months ended September 30, 2020, which is due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019. This was partially offset by the increase in commission income of $146,623 – from $4,395,855 for the nine months ended September 30, 2019 to $4,542,478 for the nine months ended September 30, 2020 as a result of a higher volume of premiums written under the Agency Agreement.

Our net premiums earned for the nine months ended September 30, 2020 were $8,947,710 compared to $8,141,526 for the nine months ended September 30, 2019, an increase of $806,184 or 9.9%. The net premiums earned for the nine months ended September 30, 2020 and 2019 were attributable to cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement during the first nine months of 2020 compared to the same period in 2019 resulted from increased cessions from C&F in 2020, arising from a higher level of underwriting activity under the Agency Agreement due to the continued marketing of the program by Protexure which resulted in greater penetration in targeted markets.

During the nine months ended September 30, 2020 and 2019, we recorded commission income under the Agency Agreement of $4,542,478 and $4,395,855, respectively, an increase of $146,623 or 3.3%. This increase resulted from a higher volume of premiums written under the Agency Agreement in 2020 due to the continued marketing of the program by Protexure which resulted in greater penetration in the targeted markets.

We recorded net investment income of 308,279 for the nine months ended September 30, 2020 compared to $355,143 for the nine months ended September 30, 2019. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the first nine months of 2020 compared to the same period in 2019. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the nine months ended September 30, 2020, compared to the 1.3% yield earned for the nine months ended September 30, 2019.

We recorded a net realized and unrealized loss on investments of $1,764,300 during the nine months ended September 30, 2020 compared to net realized gains of $2,595,789 during the nine months ended September 30, 2019, a decrease of $4,360,089 or 168%. The decrease was primarily related to the decrease in the fair value of our equity investments during the nine months ended September 30, 2020, due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. During the first quarter of 2020, our investment portfolios that hold equity securities incurred significant negative valuation adjustments as spreads widened and perceived risks elevated as was reflected in first quarter financial results. During the second and third quarters of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base.

Our losses and loss adjustment expenses increased by 170.2% to $14.078,405 for the nine months ended September 30, 2020 from $5,210,575 for the nine months ended September 30, 2019. The increase in loss and loss adjustment expenses was due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

We recorded policy acquisition costs of $4,097,754 for the nine months ended September 30, 2020 compared to $3,012,548 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the nine months ended September 30, 2020 and 2019 were 45.8% and 37% of the net premiums earned under the Reinsurance Agreement of $8,947,710 and $8,141,526, respectively. The increase to the percentage applied to net premiums earned during the nine months ending September 30, 2020 was attributable to the recording of a premium deficiency reserve in September 2020 in the amount of $787,159. This reserve was recorded as management believes that the Company’s unearned premium position at September 30, 2020 may not be sufficient to meet future expected claims and expenses, as a result of recent adverse claim activity, as discussed above.

We expensed operating and management expenses of $5,019,124 for the nine months ended September 30, 2020 compared to $5,138,604 for the same period in 2019, a decrease of $119,480 or 2.3%. The decrease was primarily attributable to decreased board and committee meetings related expenses due to the reduction in physical meetings held during the second and third quarters as the result of travel restrictions imposed in relation to COVID-19.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,487,683	$4,546,484	$12,034,167
Total losses and expenses	19,062,602	4,261,899	23,324,501
Segment (loss) income	(11,574,919)	284,585	(11,290,334)
Identifiable assets	—	1,107,040	1,107,040

	As of and for the Nine Months Ended September 30, 2019
	Reinsurance Segment	Reinsurance Segment	Reinsurance Segment
Revenues	$11,053,834	$4,434,479	$15,488,313
Total losses and expenses	9,241,760	4,087,935	13,329,695
Segment income	1,812,074	346,544	2,158,618
Identifiable assets	—	983,448	983,448

Three months ended September 30, 2020 compared to three months ended September 30, 2019

We recorded a net loss of $8,277,992 for the three months ended September 30, 2020 compared to a net loss of $22,537 for the same period in 2019. The decrease in net income was mainly attributable to the increase in loss and loss adjustment expenses of $8,749,489 from $1,802,187 for the three months ended September 30, 2019 to $10,551,676 for the three months ended September 30, 2020, which is due to higher than expected loss emergence on the Company’s lawyers book of business in accident years 2017, 2018 and 2019. This was partially offset by the increase in the fair value of our equity investments during the three months ended September 30, 2020 due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy.

Our net premiums earned for the third quarter of 2020 were $3,437,196 compared to $2,815,917 for the third quarter of 2019, an increase of $621,279 or 22.1%. The net premiums earned during the quarters ended September 30, 2020 and 2019 were attributable to cessions from C&F under the Reinsurance Agreement. The increased cessions arose from a higher level of underwriting activity under the Agency Agreement during 2020 due to the continued marketing of the program by Protexure, which resulted in increased penetration in targeted markets.

For the quarters ended September 30, 2020 and 2019, we recorded commission income under the Agency Agreement of $1,437,181 and $1,450,367, respectively, a marginal decrease of $13,186 or .9%. This decrease resulted from a marginally lower volume of premiums written under the Agency Agreement during the third quarter of 2020 compared to the third quarter of 2019.

We recorded net investment income of $99,444 for the quarter ended September 30, 2020 compared to $125,491, for the quarter ended September 30, 2019. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the third quarter of 2020 compared to the same period in 2019. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the quarter ended September 30, 2020, compared to the 1.3% yield earned for the quarter ended September 30, 2019.

We recorded net realized and unrealized gains on investments of $988,562 during the quarter ended September 30, 2020 compared to net realized and unrealized gains of $72,492 during the quarter ended September 30, 2019, an increase of $916,070 or 1,263.7%. The increase was primarily related to the increase in the fair value of our equity investments during the quarter ended September 30, 2020, due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy. In late September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base.

Our losses and loss adjustment expenses increased by 485.5% to $10,551,676 for the three months ended September 30, 2020 from $1,082,187 for the three months ended September 30, 2019. The increase in loss and loss adjustment expenses was due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

We recorded policy acquisition costs of $2,058,923 in the third quarter of 2020 compared to $1,041,890 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the third quarter of 2020 and 2019 were 59.9% and 37% of the net premiums earned under the Reinsurance Agreement of $3,437,196 and $2,815,917, respectively. The increase to the percentage applied to net premiums earned during the third quarter of 2020 was attributable to the recording of a premium deficiency reserve in September 2020 in the amount of $787,159. This reserve was recorded as management believes that the Company’s unearned premium position at September 30, 2020 may not be sufficient to meet future expected claims and expenses, as a result of recent adverse claim activity, as discussed above.

We incurred operating and management expenses of $1,592,813 in the third quarter of 2020 compared to $1,636,073 for the same period in 2019, a decrease of $43,260 or 2.6%. The decrease was primarily attributable to decreased board and committee meetings related expenses due to the reduction in physical meetings held during the third quarter as the result of travel restrictions imposed in relation to COVID-19.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,524,821	$1,437,562	$5,962,383
Total losses and expenses	12,872,084	1,368,291	14,240,375
Segment (loss) income	(8,347,263)	69,271	(8,277,992)
Identifiable assets	—	1,107,040	1,107,040

	As of and for the Three Months Ended September 30, 2019
	Reinsurance Segment	Reinsurance Segment	Reinsurance Segment
Revenues	$3,001,278	$1,462,998	$4,464,267
Total losses and expenses	3,120,582	1,366,222	4,486,804
Segment (loss) income	(119,304)	96,767	(22,537)
Identifiable assets	—	983,448	983,448

FINANCIAL CONDITION

As of September 30, 2020, our total investments were $16,909,494, a decrease of $14,124,122 or 45.4%, from $31,033,616 at December 31, 2019. This decrease was primarily due to the Company’s decision to liquidate its equity securities portfolios in September 2020 as a measure to preserve its capital base. The cash and cash equivalents balance increased from $6,589,810 at December 31, 2019 to $10,795,173 at September 30, 2020, an increase of $4,205,363 or 63.8%, and the restricted cash and cash equivalents balance increased from $1,169,805 at December 31, 2019 to $4,328,910 at September 30, 2020, an increase of $3,159,105 or 270.1%. These increases were primarily due to the deposit of the proceeds in relation to the aforementioned equity security portfolio liquidations, partially offset by net losses paid under the Reinsurance Agreement during the nine months ended September 30, 2020. The ratio of cash, total investments and other invested assets to total liabilities at September 30, 2020 was 1.25:1, compared to a ratio of 1.22:1 at December 31, 2019.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of September 30, 2020, the balance was $2,830,194 compared to $5,695,847 as of December 31, 2019. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of September 30, 2020, the balance was $2,701,177 compared to $6,756,177 as of December 31, 2019. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from $1,964,052 at December 31, 2019 to $1,174,491at September 30, 2020. The decrease in deferred policy acquisition costs in 2020 was due to the decrease in unearned premiums assumed under the Reinsurance Agreement compared to the prior year and to the recording of a premium deficiency reserve in September 2020 in the amount of $787,159. This reserve was recorded as management believes that the Company’s unearned premium position at September 30, 2020 may not be sufficient to meet future expected claims and expenses, as a result of recent adverse claim activity, as discussed above.

Prepaid expenses and other assets were $1,924,327 at September 30, 2020 compared to $2,019,622 as of December 31, 2019. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,873,130 at December 31, 2019 to $5,159,635 at September 30, 2020, a decrease of $713,495 or 12.1%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of settlement of losses and expenses under our reinsurance treaties and funding day-to-day operations. In continuing the implementation of our business plan, our management expects to meet these cash needs from cash flows arising from our investment portfolio. Because substantially all of our assets are marketable securities, we expect that we will have sufficient flexibility to provide for unbudgeted cash needs that may arise from time to time without resorting to borrowing, subject to Bermuda statutory limitations as discussed in our 2019 Annual Report on Form 10-K.

Total cash, investments and other invested assets decreased from $38,793,231 at December 31, 2019 to $32,033,577 at September 30, 2020, a decrease of $6,759,654 or 17.4%. The net decrease resulted primarily from the decrease in the fair value of certain equity securities as a result of unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy and to net losses paid under the Reinsurance Agreement. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base.

The Bermuda Monetary Authority has authorized Investco to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2020, no such transactions occurred. From inception through September 30, 2020, Investco had repurchased 224,538 common shares from shareholders who had died or retired for a total purchase price of $6,379,286. From time to time, Investco has also purchased shares in privately negotiated transactions. From inception through September 30, 2020, Investco had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2020, no such transactions occurred.

Cash Dividends

We paid no dividends during the nine months ended September 30, 2020. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Dated: November 16, 2020	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)