Form 10-K
period 2020-12-31
AMERINST INSURANCE GROUP LTD
filed 2021-03-30
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

000-28249

(Commission file number)

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

BERMUDA	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Davies Captive Management Limited 25 Church Street, Continental Building P.O. Box HM 1601, Hamilton, Bermuda	HM GX
(Address of Principal Executive Offices)	(Zip Code)

(441) 295-2185

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of The Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2021, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $17,760,285 based on book value as of June 30, 2020.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 8, 2021	III

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2020

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we”, “our” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “Protexure” means Protexure Insurance Agency, Inc. (formerly AmerInst Professional Services, Limited), a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. Effective December 30, 2020, AMIC Ltd. merged with its wholly owned subsidiary, AmerInst Investment Company, Ltd., with AMIC Ltd. being the surviving entity. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Davies Captive Management Limited (formerly Citadel Management Bermuda Limited), 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $10,463,588 and $5,702,708 for the year ended December 31, 2020 compared to $15,853,490 and $5,849,201 for the year ended December 31, 2019, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda.

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

Third-party Managers and Service Providers

Davies Captive Management Limited, formerly Citadel Management Bermuda Limited, provides the day-to-day services necessary for the administration of our business. In July 2020, Citadel Management Bermuda Limited was acquired by Qwest Management Services Limited. Effective December 31, 2020, both companies merged with the merged entity name being Davies Captive Management Limited. Our agreement with Davies Captive Management Limited renewed for one year beginning January 1, 2021 and ending December 31, 2021. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Davies Captive Management Limited.

Tower Wealth Managers, Inc. of Kansas City, Missouri, provides portfolio management of fixed income and equity securities and directs our investments pursuant to guidelines approved by us. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Axis, Allied World and State Bar programs. The primary differentiating factors among the competition in our industry are price and quality of service. We believe that our focus on providing high-quality online or internet based service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

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

The Insurance Act requires, among other things, that Bermuda insurance companies meet and maintain certain standards of liquidity and solvency, file periodic reports in accordance with the Bermuda Statutory Accounting Rules, produce annual audited statutory financial statements and annual audited financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) or International Financial Reporting Standards (“IFRS”) and maintain a minimum level of statutory capital and surplus. All Bermuda insurers must also comply with the BMA’s Insurance Code of Conduct (“ICIC”). The ICIC establishes duties, requirements and standards to be complied with under the Act. Failure to comply with the requirements of the ICIC will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Act. In general, the regulation of insurers in Bermuda relies heavily upon the directors and managers of a Bermuda insurer, each of whom must certify annually that the insurer meets the solvency, liquidity and capital requirements of the Insurance Act. AMIC Ltd. is also required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”) and a financial condition report with the BMA. Furthermore, the BMA is vested with powers to supervise, investigate and intervene in the affairs of Bermuda insurance companies. Significant aspects of the Bermuda insurance regulatory framework are described below.

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

The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin. Pursuant to the Insurance Act, AMIC Ltd. is registered as a Class 3A insurer and, as such:

•

is required to maintain a minimum solvency margin equal to the greatest of: (w) $1,000,000, (x) 20% of net premiums written in its current financial year up to $6,000,000 plus 15% of net premiums written in its current financial year over $6,000,000, (y) 15% of loss reserves, or (z) an enhanced capital requirement (“ECR”), which the applicable ECR is established by reference to either the Bermuda Solvency Capital Requirement, which employs a standard mathematical model that can relate more accurately the risks taken on by insurers to the capital that is dedicated to their business, or a BMA-approved internal capital model. In 2016, the BMA implemented an Economic Balance Sheet (“EBS”) framework which was used as the basis to determine the ECR. AMIC Ltd.’s required and available statutory capital and surplus as at December 31, 2020 are based on this EBS framework.

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

As a Bermuda insurer, we are required to maintain a Principal Office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, our Principal Representative in Bermuda is Davies Captive Management Limited and our Principal Office is c/o Davies Captive Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton HMGX, Bermuda. An insurer may only terminate the appointment of its Principal Representative for a reason acceptable to the BMA, and the Principal Representative may not cease to act as such, unless the BMA is given 21 days’ advance notice in writing of its intention to do so. It is the duty of the Principal Representative, upon determining that there is a likelihood of the insurer for which it acts becoming insolvent or it coming the Principal Representative’s knowledge, or having reason to believe, that an “event” has occurred, to provide verbal notification immediately, and make a report in writing to the BMA setting out all the particulars of the case that are available to the Principal Representative within 14 days. Examples of such an “event” include, but are not limited to, failure by the insurer to substantially comply with a condition imposed upon the insurer by the BMA relating to solvency margin or liquidity or other ratio.

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

Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2020 and 2019 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160

At December 31, 2020, approximately $1 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2020, no amount was available for the declaration of dividends by us to our shareholders.

Customers

Our only sources of income, other than our investment portfolio, are our Agency Agreement and Reinsurance Agreement. Without such agreements, we believe additional capital would need to be raised through external means to continue operations while we evaluated other reinsurance and insurance opportunities, as our current levels of investment income will not provide enough revenue to fund our ongoing operations.

Human Capital

We are dedicated to creating personal relationships with our customers and discovering solutions that are right for them. Our employees are critical to achieving this mission and it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer a competitive compensation and benefits program and foster a community where everyone feels included and empowered to do to their best work.

At December 31, 2020, Protexure had 21 employees, 20 full-time salaried employees and one employee who was paid hourly wages. Neither AmerInst, nor any of AmerInst’s other subsidiaries have any employees. As of March 18, 2021, approximately 60% of our workforce was female while 40% was male, and our average tenure was approximately 6.5 years. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

Diversity and Inclusion. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better services and is crucial to our efforts to attract and retain key talent. We strive to promote inclusion through our corporate values of which include treating each other with respect and integrity, open communication throughout organization, being passionate about understanding our customer needs, creating win-win relationships with our company partners and a personal commitment to continuous learning and improving. We are focused on building an inclusive culture through a variety of diversity and inclusion initiatives, including related to internal promotions and hiring practices.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. Where possible, we offer choices to our employees so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees and the communities in which we operate, and that were designed to comply with government regulations. This includes having the majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader®, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Davies Captive Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 295-2185. The information on our internet site is not incorporated by reference into this report.

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

Risks Related to the COVID-19 Pandemic

The impact of the COVID-19 pandemic on our customers, employees and business operations has had, and will likely continue to have, a significant adverse effect on our business, results of operations and financial condition, and liquidity, the extent of which cannot be determined with any certainty at this time.

Beginning in March 2020, the COVID-19 pandemic began to impact the global economy and our results of operations. There is increasing concern about the longer lasting impact on local business resulting from the COVID-19 pandemic. The direct and indirect consequences of COVID-19 are not yet fully known and are likely to continue to emerge for some time. Risks presented by the ongoing effects of COVID-19 that are known at this time include the following:

Macroeconomic Impact

The broad economic effect of the pandemic has significantly impacted business operations across all industries, including ours. The challenging economic conditions may lead to declines in premium volume, which in turn would directly and adversely impact our underwriting expense ratio. If depressed economic conditions continue, it may have a material impact on our business, results of operations and financial condition, the extent of which cannot be determined with any certainty at this time.

There was no significant impact on our insurance premiums and losses during the year ended December 31, 2020 relating to the COVID-19 global pandemic nor do we anticipate, at this time, that this global catastrophic event will have a significant impact on our insurance premiums and losses in future quarters due to the types of insurance products we offer and our client base of professional service firms, among other factors.

The pervasive uncertainty surrounding the future economic conditions that will emerge in the following months and years presents management with a significant degree of uncertainty in estimating the impact of the pandemic on our ultimate loss estimate as well as the potential for impacts in other operational lines of our business.

Financial Markets and Investments

The overall economic uncertainties related to COVID-19 caused volatility and disruption in the financial markets. As a result, the results and valuations of our investment portfolio have been, and may continue to be adversely impacted, which could be material to our business, results of operations and financial condition. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in net realized investment losses to our portfolio. The historically low interest rate environment and steps taken by the federal, state and local government in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen loss reserves.

With regard to investments, our investment portfolios that held equity securities incurred significant negative valuation adjustments during the first quarter of 2020 as perceived risks elevated as was reflected in first quarter financial results. During the second, third and fourth quarters of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base. The Company has been reinvesting the proceeds from these liquidations in fixed income securities as market conditions permit. We recorded a net realized and unrealized loss on investments of $1,764,276 during 2020.

Operational Impact and Heightened Cybersecurity Risk

The COVID-19 pandemic caused disruptions to our business operations during the current year and could continue to result in changes to operations in future periods. Given the unprecedented nature of the COVID-19 pandemic and its length and severity, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic, as well as decreased demand for our products and services. There is some risk that operational costs could further increase as we maintain existing facilities in accordance with public health guidelines as well as have employees continue to work remotely. We also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities as a result of the remote working arrangement.

Regulatory impact

We and our subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies. In response to the COVID-19 pandemic, numerous regulatory authorities to which our business is subject have implemented or are contemplating broad and significant regulations restricting and governing insurance company operations, such as premium moratoriums, premium refunds and reductions, restrictions on policy cancellations and potential legislation-driven expansion of policy terms. To date, some states have ordered premium refunds and/or proposed legislation to require some insurers to cover business interruption under policies that were not written to provide for such coverage under the current circumstances. This highly fluid and challenging regulatory environment has impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds. The full extent of the material impact on our business, results of operation, and financial condition cannot be predicted at this time.

Industry, Economic and Financial Risks

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

Business and Operational Risks

We have incurred net losses before net realized and unrealized gains (losses) in investments and taxes in 2020 and 2019 and may incur further net losses before net realized gains (losses) in investments and taxes if we are unable to generate significant net income under our existing agency and reinsurance agreements.

We incurred net losses before net realized and unrealized gains (losses) on investments and taxes of $11.8 million and $1.4 million for the years ended December 31, 2020 and December 31, 2019, respectively, due mainly to the costs to fund our operations and to higher than expected loss emergence on the Company’s lawyers’ book of business.

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

In 2020, we recorded a consolidated net loss of $14.6 million primarily due to loss and loss adjustment expenses incurred under the Reinsurance Agreement of approximately $18.9 million due to higher than expected loss emergence on the Company’s lawyers’ book of business and to net realized and unrealized losses on investments of approximately $1.8 million due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. If we are unable to increase Protexure’s profitability under the Agency Agreement and AMIC Ltd.’s profitability under the Reinsurance Agreement in future periods and if unfavorable market conditions continue, we may continue to incur net losses, which could adversely affect our financial condition.

If our agreements with C&F are terminated or C&F chooses not to renew them, our ability to generate revenue would be adversely affected.

The large majority of our revenue was derived from (i) commissions earned by Protexure through the Agency Agreement with C&F, and (ii) reinsurance activity under the Reinsurance Agreement between AMIC Ltd. and C&F. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2020. In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement. We are currently in discussions with alternative carriers to write policies impacted by this directive. If we are unable to secure alternative carriers to write policies, our revenue will be adversely impacted due to the reduced business volume under the Agency Agreement. Additionally, if C&F should terminate, choose not to renew one or both of those agreements or renew them on terms less favorable to us, or further limit the states of operation, our ability to generate revenue may be materially and adversely affected.

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

Our investment income is subject to variation due to fluctuations of market interest rates on our fixed-income portfolio. If such investment income is not sufficient to offset potential underwriting losses or our capital and reserves are not sufficient to absorb adverse underwriting or investment results, our profitability would be adversely affected.

Our inability to retain senior executives and other key personnel could adversely affect our business.

The success of our business plan is dependent upon our ability to retain Protexure senior executives and other qualified Protexure employees. In 2019, Protexure entered into an employment agreement with Mr. Kyle Nieman, President and CEO of Protexure. Mr. Nieman has more than 37 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and Protexure’s key employees did not renew their relationships with Protexure, or would do so only upon terms that were not acceptable to Protexure, our business could be harmed.

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

AMIC Ltd., our subsidiary, currently owns approximately 37.59% of our outstanding shares of common stock and has the ability to purchase additional shares. Under Bermuda law, shares owned by AMIC Ltd. are deemed issued and outstanding and can be voted by AMIC Ltd. at the direction of AMIC Ltd.’s board of directors, which is effectively controlled by our board of directors which, consequently, may hinder or prohibit a change in control transaction not approved by us.

In addition, because our Statement of Share Ownership Policy limits each shareholder other than AMIC Ltd. to owning no more than 20,000 shares of our common stock, and our Bye-laws permit our board of directors to implement provisions requiring board approval of all transfers of common stock, it may be difficult for any individual or entity to obtain voting control of AmerInst.

Finally, our Bye-laws provide for a classified board of directors which could have the effect of delaying or preventing a change of control or management.

Technology Risks

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Despite the security measures taken by Davies Captive Management Limited, our management company, Protexure and our consultants and other third parties with whom we share information, our or their information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Additionally, many companies have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or those of third parties with whom we share information, could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, increase our costs, and cause losses. Additionally, any unauthorized access, disclosure or other loss of information could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties and damage our reputation, which could adversely affect our business.

Regulatory and Compliance Risks

Our Bermuda entities could become subject to regulation or taxation in the United States, which could negatively impact our net earnings.

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our revenue is derived from (i) commissions earned by Protexure, a Delaware corporation, through the Agency Agreement with C&F, and (ii) the Reinsurance Agreement between AMIC Ltd. and C&F which represent a group of insurance companies domiciled primarily in the United States. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, inquiries or challenges to our insurance and reinsurance activities could be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

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

If AMIC Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and qualifies for benefits under the United States-Bermuda tax treaty, U.S. federal income taxation of such subsidiary will depend on whether (i) it maintains a U.S. permanent establishment, and (ii) the relief from taxation under the treaty generally applies to non-premium income. We believe that AMIC Ltd. has operated and will continue to operate its business in a manner that will not cause it to maintain a U.S. permanent establishment. However, the determination of whether an insurance company maintains a U.S. permanent establishment is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might successfully assert that any of our Bermuda entities maintains a U.S. permanent establishment. In such case, such Bermuda entity may be subject to U.S. federal income tax at regular corporate rates and branch profit tax. Furthermore, although the provisions of the treaty clearly apply to premium income, it is uncertain whether they generally apply to other income of a Bermuda insurance company as well.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

Protexure leased office space in Lisle, Illinois under a non-cancellable lease agreement that commenced on December 14, 2009 and expired December 31, 2020. In December 2020, the Company executed a lease extension to December 31, 2021. Minimum lease payments, subsequent to December 31, 2020 are $112,290 in 2021.

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

Currently, there is no public market for our common stock, but we have historically permitted AMIC Ltd.to purchase shares from our shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has historically been set to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized AMIC Ltd. to purchase shares on a negotiated case-by-case basis, and AMIC Ltd. has typically negotiated share repurchases when requested by our shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchase of our common stock to $500,000 per calendar year. In addition, AMIC Ltd.is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base. During 2021, the Board will consider reinstating the amended and restated AmerInst’s Statement of Share Ownership Policy if market conditions and the Company’s capital base support reinstatement.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2020, AMIC Ltd. had purchased an aggregate of 231,259 common shares from shareholders who had died or retired for a total aggregate purchase price of $6,597,786. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2020	—	—	—	N/A
November 2020	—	—	—	N/A
December 2020	6,721	$32.51	6,721	N/A
Total	6,721	$32.51	6,721	N/A

From time to time, AMIC Ltd. has also purchased common shares in privately negotiated transactions. Through December 31, 2020, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2020.

During 2020, the directors of AmerInst were granted 2,156 shares of our common stock as part of their compensation for services rendered as members of our board of directors. The shares received were transferred to each director out of shares previously repurchased by AMIC Ltd. These transfers were exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder as transfers solely involving accredited investors. AmerInst did not receive any proceeds in connection with these director share grants nor were any underwriting discounts or commissions paid to any person in connection with these transactions.

As of February 28, 2021, there were 1,556 holders of record of our common shares. During 2020, we paid no ordinary cash dividends. During 2019, we paid total ordinary cash dividends of $315,026, which represented a single annual dividend of $0.50 per share. During 2019, the dividend amount paid was reduced by $19,335, which represented a write back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. The declaration of dividends by our Board of Directors is dependent upon our capacity to insure or reinsure business, profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to provide insurance protection for professional service firms and engage in investment activities. Through Protexure, we act as an agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in 42 states of the United States and the District of Columbia. Prior to October 2020, Protexure had acted as an agent for C&F for all aforementioned business in all 50 states of the United States and the District of Columbia. In October 2020, C&F advised Protexure to cease writing business in eight states. We are currently in discussions with alternative carriers to write policies impacted by this directive. We conduct our reinsurance business through AMIC Ltd., our wholly owned subsidiary, which is a registered insurer in Bermuda. Our investment portfolio is held in and managed by AMIC Ltd.

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

Our reinsurance segment had revenues of $10,463,588 for the year ended December 31, 2020 and $15,853,490 for the year ended December 31, 2019. Total losses and expenses for this segment were $27,498,921 for the year ended December 31, 2020 and $13,838,051 for the year ended December 31, 2019. This resulted in a segment (loss) income of $(17,035,333) and $2,015,439 for the years ended December 31, 2020 and 2019, respectively.

Our insurance segment had revenues of $5,702,708 for the year ended December 31, 2020 and $5,849,201 for the year ended December 31, 2019. Operating and management expenses were $3,259,590 for the year ended December 31, 2020 and $5,452,121 for the year ended December 31, 2019. This resulted in segment income of $2,443,118 and $397,080 for the years ended December 31, 2020 and 2019, respectively.

Our results of operations for the years ended December 31, 2020 and December 31, 2019 are discussed in greater detail below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

The amount that we record as our liability for loss and loss adjustment expenses is a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2020. Based on data received from the ceding companies (the insurance companies whose policies we reinsure), our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2020, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $17.9 million, the high estimate was $24.4 million, and the central estimate was $20.9 million. Due to concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, we selected reserves of $20,936,677 as of December 31, 2020, which is marginally greater than the central estimate of our independent actuary.

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

Results of Operations

We recorded a net loss of $14,592,215 in 2020 compared to net income of $2,412,519 in 2019.

The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $5,839,273 – from a gain of $4,074,997 for the year ended December 31, 2019 to a $1,764,276 loss for the year ended December 31, 2020, which is due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy and to the increase in loss and loss adjustment expenses of $10,827,635 – from $8,028,735 for the year ended December 31, 2019 to $18,856,370 for the year ended December 31, 2020, which is due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

Our net premiums earned were $11,848,463 for the year ended December 31, 2020 compared to $11,348,596 for the year ended December 31, 2019, an increase of $499,867 or 4.4%. The net premiums earned during 2020 and 2019 were attributable to net premium cessions from C&F under the Reinsurance Agreement. The increase in net premiums earned under the Reinsurance Agreement resulted from increased cessions from C&F during the first nine months of 2020, arising from a higher volume of underwriting activity under the Agency Agreement. The higher volume of underwriting activity during this time period was due to the continued

marketing of the program by Protexure resulted in increased penetration in targeted markets. In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement, which resulted in a lower volume of underwriting activity under the Agency Agreement, which resulted in decreased cessions from C&F during the fourth quarter of 2020. We are currently in discussions with alternative carriers to write policies impacted by this directive. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. under the Reinsurance Agreement.

For the years ended December 31, 2020 and 2019, we recorded commission income under the Agency Agreement of $5,698,299 and $5,800,987, respectively, a decrease of $102,688 or 1.8%. This decrease resulted from the lower volume of premiums written under the Agency Agreement in 2020 compared to 2019, as discussed above.

We recorded net investment income of $383,810 for the year ended December 31, 2020 compared to $478,111 for the year ended December 31, 2019, a decrease of $94,301 or 19.7%. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during 2020 compared to the same period in 2019 and to a decrease in dividend income attributable the decrease in equity investments held in our investment portfolio during 2020 compared 2019. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base. Annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.1% in 2020, a marginal decrease from the 1.3% yield earned in 2019.

We recorded net realized and unrealized losses on investments of $1,764,276 for the year ended December 31, 2020 compared to net realized gains of $4,074,997 for the year ended December 31, 2019, a decrease of $5,839,273 or 143.3%. The decrease was primarily related to the decrease in the fair value of our equity investments during the nine months ended September 30, 2020, due to unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. During the first quarter of 2020, our investment portfolios that hold equity securities incurred significant negative valuation adjustments as spreads widened and perceived risks elevated as was reflected in first quarter financial results. During the second and third quarters of 2020, our investment portfolio partially recovered as markets responded to unprecedented monetary and fiscal stimulus in the U.S. and around the world. In September 2020, the Company liquidated its equity securities portfolios as a measure to preserve its capital base, as referred to above.

Unrealized gains on our fixed income investments were $582,896 at December 31, 2020 compared to unrealized gains of $103,630 at December 31, 2019. We consider our entire fixed income investment portfolio to be available for sale and accordingly all fixed income investments are reported at fair value, with changes in net unrealized gains and losses reflected as an adjustment to accumulated other comprehensive income. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. As a result to the current declining rate environment, our fixed income securities have experienced realized gains prior to maturity. Declines in the fair value of fixed income investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed income investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the fair value of a fixed income security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed income security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired fixed income investment becomes its new cost basis.

The composition of the investment portfolio at December 31, 2020 and 2019 was as follows:

	2020	2019
U.S. government agency securities	13%	15%
Obligations of state and political subdivisions	52	10
Corporate debt securities	35	25
Equity securities	0	50

	100%	100%

Our losses and loss adjustment expenses increased by 134.9% to $18,856,370 in 2020 from $8,028,735 in 2019. The increase in loss and loss adjustment expenses was due to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019. Our loss ratio under the Reinsurance Agreement, calculated as the ratio of losses and loss adjustment expenses to net premiums earned, was 159.1% in 2020 and 70.7% in 2019.

We recorded policy acquisition costs of $5,369,752 for the year ended December 31, 2020 compared to $4,199,239 for the same period in 2019. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. Therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs. The policy acquisition costs recorded during the year ended December 31, 2020 and 2019 were 45.3% and 37% of the net premiums earned under the Reinsurance Agreement of $11,848,463 and $11,348,596, respectively. The increase to the percentage applied to net premiums earned during the year ended December 31, 2020 was attributable to the recording of a premium deficiency reserve in December 2020 in the amount of $985,876. This reserve was recorded as management believes that the Company’s unearned premium position at December 31, 2020 may not be sufficient to meet future expected claims and expenses, as a result of recent adverse claim activity, as discussed above.

We incurred operating and management expenses of $5,711,222 for the year ended December 31, 2020 compared to $6,847,921 for the year ended December 31, 2019, a decrease of $1,136,699 or 16.6%. The decrease was primarily attributable to the reversal of a withholding tax accrual recorded by AMIC Ltd. in the amount of $817,745. The withholding tax accrual related to withholding tax payable on interest payable by Protexure to AMIC Ltd. on an intercompany loan. During 2020, the Company decided to reverse inception to date interest on the loan and thus the interest and the withholding tax accrual were reversed. The decrease was also attributable to decreased board and committee meetings related expenses due to the reduction in physical meetings held during the second, third and fourth quarters as the result of travel restrictions imposed in relation to COVID-19.

We recorded income tax expense of $988,500 for the year ended December 31, 2020 compared to $214,277 for the year ended December 31, 2019. At December 31, 2020 and 2019, we recorded an income tax expense as the result of changes in Protexure’s deferred tax asset position during the year, which was primarily attributable to Protexure’s usage of its loss carryforward from prior years plus its state income taxes for the current year. See Note 10 to our financial statements included in this Annual Report on Form 10-K for additional details.

Fair Value of Investments

The following tables show the fair value of our investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2020 and 2019.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
U.S. government agency securities	$2,591,162	$2,591,162	$—	$2,591,162	$—
Obligations of U.S. state and political subdivisions	10,495,237	10,495,237		10,495,237
Corporate debt securities	7,257,728	7,257,728		7,257,728

Total fixed maturity investments	20,344,127	20,344,127

Equity securities	—	—

Total equity securities	—	—

Total investments	$20,344,127	$20,344,127	$—	$20,344,127	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

Our fixed income portfolio is invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. We engage professional advisors to manage day-to-day investment matters under the oversight of our Investment Committee.

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

Our equity securities were managed by two external large cap value advisors. Our investment approach was to focus on increasing the fair market value of our equity securities by investing in companies that may or may not be paying a dividend but whose market values may increase over time. Some of the key factors we considered in a prospective company to invest in included the discount to value and the quality of the management team. Our equity portfolios were managed with the target objectives of achieving an annualized rate of return over a trailing 3-year to 5-year period of 400 basis points over the Consumer Price Index, total returns at least equal to representative benchmarks such as the various S&P indices, and a ranking in the top half of the universe of other actively managed equity funds with similar objectives and risk profiles.

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

The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2020 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2019. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

The current market conditions present additional risks and uncertainties for our business. In particular, severe deterioration in the equity markets could lead to additional investment losses. Depending on market conditions going forward, particularly if current market conditions do not improve in the near future, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

As of December 31, 2020, our total investments were $20,344,127, a decrease of $10,689,489 or 34.4%, from $31,033,616 at December 31, 2019. This decrease was primarily due to the sale of a portion of its equity securities portfolios to fund the payment of net losses paid under the Reinsurance Agreement and to the Company’s decision to liquidate its remaining equity securities portfolios in September 2020 as a measure to preserve its capital base, partially offset by the purchase of fixed income securities with certain proceeds in relation to the aforementioned equity security portfolio liquidations. The cash and cash equivalents balance decreased from $6,589,810 at December 31, 2019 to $5,732,110 at December 31, 2020, a decrease of $857,700 or 13%. This decrease was primarily due to net losses paid under the Reinsurance Agreement during the year ended December 31, 2020, partially offset by the deposit of certain proceeds in relation to the aforementioned equity security portfolio liquidations. The restricted cash and cash equivalents balance increased from $1,169,805 at December 31, 2019 to $4,964,126 at December 31, 2020, an increase of $3,794,321 or 324.4%. This increase was primarily due to the deposit of certain proceeds in relation to the aforementioned equity security portfolio liquidations. The ratio of cash and investments to total liabilities at December 31, 2020 was .96:1, compared to a ratio of 1.22:1 at December 31, 2019. The decrease in the ratio was primarily attributable to net losses paid under the Reinsurance Agreement and to an increase in unpaid losses and loss adjustment expenses assumed under the Reinsurance Agreement.

Total cash and investments decreased from $38,793,231 at December 31, 2019 to $31,040,363 at December 31, 2020, a decrease of $7,752,868 or 20%. The net decrease resulted primarily from the decrease in the fair value of certain equity securities during the year as a result of unfavorable market conditions attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy and to net losses paid under the Reinsurance Agreement.

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

We did not intend to sell any fixed maturity investments classified as available-for-sale that were in an unrealized loss position at December 31, 2020. In assessing whether it is more likely than not that we will be required to sell a fixed maturity investment before its anticipated recovery, we consider various factors including our future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2020, we did not recognize any other-than-temporary impairments due to sales.

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

If we conclude a fixed income security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2020 and December 31, 2019, relating to 3 and 8 fixed maturity securities, amounted to $2,053 and $9,495, respectively. We have the ability and intent to hold these securities either to maturity or until the fair value recovers above the adjusted cost. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the years ended 2020 and 2019, no other-than-temporary impairment charges were recorded.

Liquidity and Capital Resources

Our cash needs consist of i) settlement of losses and expenses, (ii) funding collateral obligation under our reinsurance treaties and (iii) funding day-to-day operations. During the continued implementation of our business plan, our management expects that our unrestricted cash balance will be sufficient to meet our cash needs to fund our day-to-day operations over the next twelve-month time period.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to C&F. As of December 31, 2020, the balance was $2,221,664 compared to $5,695,847 as of December 31, 2019. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2020, the balance was $3,175,098 compared to $6,756,177 as of December 31, 2019. This balance fluctuates due to the timing of reported losses and to the timing of loss payments to C&F under the Reinsurance Agreement.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from $1,964,052 at December 31, 2019 to $724,509 at December 31, 2020. The decrease in deferred policy acquisition costs in 2020 was due to the decrease in unearned premiums assumed under the Reinsurance Agreement compared to the prior year and to the recording of a premium deficiency reserve in December 2020 in the amount of $985,876. This reserve was recorded as management believes that the Company’s unearned premium position at December 31, 2020 may not be sufficient to meet future expected claims and expenses, as a result of recent adverse claim activity, as discussed above.

Prepaid expenses and other assets were $1,476,187 at December 31, 2020, a decrease of $543,435 from $2,019,622 at December 31, 2019. The balance primarily related to (1) prepaid directors’ and officers’ liability insurance costs, (2) the prepaid directors’ retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $5,873,130 at December 31, 2019 to $3,689,620 at December 31, 2020, a decrease of $2,183,510 or 37.2%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

During 2020, we paid no ordinary cash dividends as a measure to preserve the Company’s capital base. During 2019, we paid an annual dividend of $0.50 per share. During 2019, the total dividend amount was reduced by $19,335 which represents a write back of uncashed dividends issued prior to 2014 to shareholders that we have been unable to locate. Since we began paying dividends in 1995, our original shareholders have received approximately $22.87 in cumulative dividends per share.

Total dividends paid were $0 and $295,691 in 2020 and 2019, respectively, net of the recorded write backs. Dividend payments are subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. No dividends were paid during 2020 as a measure to preserve the Company’s capital bases, as referred to above.

Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2020 and 2019 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160

At December 31, 2020, approximately $1 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2020, no amount was available for the declaration of dividends by us to our shareholders.

The BMA has authorized AMIC Ltd. to purchase our common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2021, AMIC Ltd. had purchased 231,259 common shares from shareholders who had died or retired for a total purchase price of $6,597,786. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. Through that date, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

An actuarial review and projection was performed for us by our independent actuary as of December 31, 2020. We review the actuarial estimates throughout the year for the possible impact on our financial position.

Loss reserves relate to accountants’ and attorneys’ professional liability from C&F programs, and were calculated under the methodologies described below.. During 2020, losses emerged at levels significantly greater than expectations. The adverse development is likely attributable to changes in case reserving practices that led to material increases in average case reserves, and was possibly exacerbated by social inflation and delays in legal resolutions due to the COVID-19 pandemic. Note that fourth quarter experience was more in line with expectations.

C&F was a new program for us in 2010. The program provides professional liability coverage to accountants and lawyers. To calculate the policy year ultimate losses and allocated loss adjustment expenses for C&F, the actuary applied paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, and paid and incurred Cape Cod methods to the actual C&F experience as of September 30, 2020, separately for accountants and lawyers experience. Policy year ultimate losses are projected to December 31, 2020 on a combined accountants and lawyers experience basis by reviewing the actual loss emergence in the 4th calendar quarter of 2020 compared to the expected emergence implied by the paid and incurred loss development patterns selected as of September 30, 2020. In the calculations, the actuary relied on company and industry benchmark loss and allocated loss adjustment expense development patterns. The a priori loss and allocated loss adjustment expense ratios used in the Bornhuetter-Ferguson method calculations were selected based on our unpaid claim liability review of C&F experience as of December 31, 2020. Low and high scenario ultimate loss and allocated loss adjustment expense estimates were selected by the actuary based on sensitivity testing of results of the C&F actuarial analysis to reasonable alternative assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for unpaid losses and loss adjustment expenses — Refer to Note 2 and 6 to the consolidated financial statements

Critical Audit Matter Description

The Company’s estimate of the liability for unpaid losses and loss adjustment expenses is derived utilizing certain actuarial assumptions and the Company’s historical loss experience supplemented with industry data and other factors that may vary significantly as claims are settled. The balance as at December 31, 2020 is $20.9M. The estimate is sensitive to significant assumptions, including ultimate loss and allocated loss adjustment expense estimates.

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether the liability for unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2020, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the liability for unpaid losses and loss adjustment expenses balance included the following, among others:

•	With the assistance of our actuarial specialists:

•	We evaluated the assumptions used by the Company’s independent actuary to estimate the liability for unpaid losses and loss adjustment expenses.

•	We tested the process used by the Company to develop the estimate, which includes management’s review and consideration of the independent actuary’s report.

•

We compared management’s prior year liability for unpaid losses and loss adjustment expenses to actual development during the current year, and evaluated where within the actuarial range management’s best estimate falls, to identify potential bias in the determination of the liability.

•	We tested the completeness and accuracy of the underlying data used by the independent actuary, including, claims.

Hamilton, Bermuda

March 30, 2021

We have served as the Company’s auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(expressed in U.S. dollars)

	2020	2019
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $19,761,231 and $15,564,687)	$20,344,127	$15,668,317
Equity securities, at fair value (cost $0 and $10,889,683)	—	15,365,299

TOTAL INVESTMENTS	20,344,127	31,033,616
Cash and cash equivalents	5,732,110	6,589,810
Restricted cash and cash equivalents	4,964,126	1,169,805
Assumed reinsurance premiums receivable	2,221,664	5,695,847
Accrued investment income	147,975	104,935
Property and equipment (Note 5)	1,098,420	1,105,513
Deferred income taxes (Note 10)	1,614,000	2,564,000
Deferred policy acquisition costs	724,509	1,964,052
Prepaid expenses and other assets	1,476,187	2,019,622

TOTAL ASSETS	$38,323,118	$52,247,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 6)	$20,936,677	$13,966,044
Unearned premiums	4,622,666	5,308,398
Assumed reinsurance payable	3,175,098	6,756,177
Accrued expenses and other liabilities	3,689,620	5,873,130

TOTAL LIABILITIES	$32,424,061	$31,903,749

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2020 and 2019: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,465,776
Retained earnings	7,250,194	21,842,409
Accumulated other comprehensive income (loss)	582,896	103,630
Shares held by Subsidiary (374,141 and 369,576 shares) at cost	(9,216,579)	(9,063,617)

TOTAL SHAREHOLDERS’ EQUITY	5,899,057	20,343,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,323,118	$52,247,200

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2020 and 2019

(expressed in U.S. dollars)

	2020	2019
REVENUES
Net premiums earned (Note 8)	$11,848,463	$11,348,596
Commission income	5,698,299	5,800,987
Net investment income (Note 4)	383,810	478,111
Net realized and unrealized (loss) gain on investments (Note 4)	(1,764,276)	4,074,997

TOTAL REVENUES	16,166,296	21,702,691

LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 6)	18,856,370	8,028,735
Policy acquisition costs	5,369,752	4,199,239
Operating and management expenses (Note 9)	5,543,889	6,847,921

TOTAL LOSSES AND EXPENSES	29,770,011	19,075,895

(LOSS) INCOME BEFORE TAX	(13,603,715)	2,626,796

Tax expense (Note 10)	988,500	214,277

NET (LOSS) INCOME AFTER TAX	$(14,592,215)	$2,412,519

NET (LOSS) INCOME PER SHARE
Basic	$(23.36)	$3.83
Diluted	$(23.36)	$3.81

Weighted average number of common shares outstanding for the year
Basic	624,536	630,210
Diluted	624,536	633,395

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

years ended December 31, 2020 and 2019

(expressed in U.S. dollars)

	2020	2019
NET (LOSS) INCOME AFTER TAX	$(14,592,215)	$2,412,519

OTHER COMPREHENSIVE INCOME
Net unrealized holding gains arising during the period	561,727	321,978
Reclassification adjustment for gains included in net income	(82,461)	—

TOTAL OTHER COMPREHENSIVE INCOME	479,266	321,978

COMPREHENSIVE (LOSS) INCOME	$(14,112,949)	$2,734,497

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2020 and 2019

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	$995,253	$6,393,730	$19,725,581	$(218,348)	$(8,941,051)	$17,955,165

Net income	—	—	2,412,519	—	—	2,412,519
Stock option awards expense	—	72,046	—	—	—	72,046
Other comprehensive gain
Unrealized gain on securities, net of reclassification adjustment	—	—	—	321,978	—	321,978
Purchase of shares by subsidiary, net	—	—	—	—	(122,566)	(122,566)
Dividends ($0.50 per share)	—	—	(295,691)	—	—	(295,691)

BALANCE AT DECEMBER 31, 2019	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451

Net loss	—	—	(14,592,215)	—	—	(14,592,215)
Stock option awards expense	—	(178,483)	—	—	—	(178,483)
Other comprehensive gain
Unrealized gain on securities, net of reclassification adjustment	—	—	—	479,266	—	479,266
Purchase of shares by subsidiary, net	—	—	—	—	(152,962)	(152,962)

BALANCE AT DECEMBER 31, 2020	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2020 and 2019

(expressed in U.S. dollars)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,592,215)	$2,412,519
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	72,161	50,812
Stock option awards expense	(178,483)	72,046
Issuance of stock option awards	—	—
Depreciation and amortization on property and equipment	306,913	212,778
Net realized and unrealized losses (gains) on investments	1,764,276	(4,074,997)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	3,474,183	(3,043,984)
Accrued investment income	(43,040)	(16,366)
Deferred income taxes	950,000	166,000
Deferred policy acquisition costs	1,239,543	(94,684)
Prepaid expenses and other assets	543,435	(37,709)
Liability for losses and loss adjustment expenses	6,970,633	976,784
Unearned premiums	(685,732)	256,551
Assumed reinsurance payable	(3,581,079)	4,584,410
Accrued expenses and other liabilities	(2,183,510)	(61,278)

Net cash (used in) provided by operating activities	(5,942,915)	1,402,882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(299,820)	(541,909)
Purchases of available-for-sale securities	(11,505,934)	(7,781,665)
Proceeds from sales of available-for-sale securities	14,941,172	4,412,518
Proceeds from redemptions of fixed maturity investments	3,362,080	540,000
Proceeds from maturities of fixed maturity investments	2,535,000	4,175,000

Net cash provided by investing activities	9,032,498	803,944

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(295,691)
Purchase of shares by subsidiary, net	(152,962)	(122,566)

Net cash used in financing activities	(152,962)	(418,257)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,936,621	1,788,569
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	7,759,615	5,971,046

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$10,696,236	$7,759,615

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst”, “Company”, “we”, “our” or “us.”) was formed under the laws of Bermuda in 1998. The Company, through its wholly owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provided accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008. Effective December 30, 2020, AMIC Ltd. merged with its wholly owned subsidiary, AmerInst Investment Company, Ltd., with AMIC Ltd. being the surviving entity.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of AmerInst and its operating wholly owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., and Protexure. Intercompany accounts and transactions have been eliminated on consolidation.

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

Liability for losses and loss adjustment expenses

The liability for unpaid losses and loss adjustment expenses includes case-basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.’s historical loss experience supplemented with industry data. The aggregate liability for unpaid losses and loss adjustment expenses at year end represents management’s best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by independent actuaries. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

AmerInst had classified its equity securities as available-for-sale. Our equity investments were carried at fair value, with changes in fair value recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2020 and 2019, AMIC Ltd.’s collateral obligation to C&F amounted to $31,705,419 and $21,509,585, respectively. During 2020, AMIC Ltd.’s collateral obligations to C&F substantially increased due to the emergence of losses during 2020 at levels significantly greater than expectations. The adverse loss development is likely attributable to changes in case reserving practices that led to material increases in average case reserves, and was possibly exacerbated by social inflation and delays in legal resolutions due to the COVID-19 pandemic.

At December 31, 2020 and 2019, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $25,437,267 and $20,940,689, respectively. At December 31, 2020, AMIC Ltd. failed to meet its collateral obligations to C&F by $6,268,152 as AMIC Ltd. did not have sufficient restricted cash and cash equivalents and investments to meet this obligation. AMIC Ltd. and C&F are currently in discussions on this matter and are jointly seeking its resolution.

Cash and Cash Equivalents at December 31, 2020 and 2019 include $2,163,741 and $2,965,676 held by Protexure in a fiduciary capacity, respectively.

4. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2020 and 2019 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$2,551,741	$39,421	$—	$2,591,162
Obligations of U.S. states and political subdivisions	10,157,542	337,695	—	10,495,237
Corporate debt securities	7,051,948	207,833	(2,053)	7,257,728

Total fixed maturity investments	19,761,231	584,949	(2,053)	20,344,127

Total equity securities	—	—	—	—

Total investments	$19,761,231	$584,949	$(2,053)	$20,344,127

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$4,731,181	$38,524	$(1,086)	$4,768,619
Obligations of U.S. states and political subdivisions	3,188,217	29,521	(5,936)	3,211,802
Corporate debt securities	7,645,289	45,080	(2,473)	7,687,896

Total fixed maturity investments	15,564,687	113,125	(9,495)	15,668,317

Equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total equity securities	10,889,683	4,854,179	(378,563)	15,365,299

Total investments	$26,454,370	$4,967,304	$(388,058)	$31,033,616

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	789,106	(2,053)	789,106	(2,053)

Total fixed maturity investments	—	—	789,106	(2,053)	789,106	(2,053)

Equity securities	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$789,106	$(2,053)	$789,106	$(2,053)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Fixed maturity investments:
U.S. government agency securities	$—	$—	$1,528,838	$(1,086)	$1,528,838	$(1,086)
Obligations of states and political subdivisions	—	—	601,053	(5,936)	601,053	(5,936)
Corporate debt securities	743,360	(2,473)	—	—	743,360	(2,473)

Total fixed maturity investments	743,360	(2,473)	2,129,891	(7,022)	2,873,251	(9,495)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total equity securities	336,321	(119,313)	1,496,152	(259,250)	1,832,473	(378,563)

Total investments	$1,079,681	$(121,786)	$3,626,043	$(266,272)	$4,705,724	$(388,058)

As of December 31, 2020 and 2019, there were 3 and 8 fixed income securities in an unrealized loss position with an estimated fair value of $789,106 and $2,873,251, respectively. Of these fixed income securities as at December 31, 2020 and 2019, none and 2 had been in an unrealized loss position for 12 months or greater, respectively. As of December 31, 2020, none of the fixed income securities were considered to be other than temporarily impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2020 and 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2020
Due in one year or less	$2,623,260	$2,637,533
Due after one year through five years	12,982,049	13,388,495
Due after five years through ten years	3,700,157	3,843,880
Due after ten years	455,765	474,219

Total	$19,761,231	$20,344,127

	Amortized Cost	Estimated Fair Value
December 31, 2019
Due in one year or less	$2,539,709	$2,542,229
Due after one year through five years	12,518,738	12,619,593
Due after five years through ten years	506,240	506,495

Total	$15,564,687	$15,668,317

Information on sales and maturities of investments during the twelve months ended December 31, 2020 and 2019 are as follows:

	2020	2019
Total proceeds on sales of available-for-sale securities	$14,941,172	$4,412,518
Total proceeds from redemptions of fixed maturity investments	3,362,080	540,000
Total proceeds from maturities of fixed maturity investments	2,535,000	4,175,000
Gross gains on sales	4,346,482	1,497,860
Gross losses on sales	(1,635,142)	(598,373)
Net unrealized (losses) gains on equity investments	(4,475,616)	3,175,510

Total	$(1,764,276)	$4,074,997

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2020 and 2019.

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
U.S. government agency securities	$2,591,162	$2,591,162	$—	$2,591,162	$—
Obligations of U.S. state and political subdivisions	10,495,237	10,495,237		10,495,237
Corporate debt securities	7,257,728	7,257,728		7,257,728

Total fixed maturity investments	20,344,127	20,344,127

Equity securities	—	—

Total equity securities	—	—

Total investments	$20,344,127	$20,344,127	$—	$20,344,127	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
U.S. government agency securities	$4,768,619	$4,768,619	$—	$4,768,619	$—
Obligations of U.S. state and political subdivisions	3,211,802	3,211,802		3,211,802
Corporate debt securities	7,687,896	7,687,896		7,687,896

Total fixed maturity investments	15,668,317	15,668,317

Equity securities	15,365,299	15,365,299	15,365,299

Total equity securities	15,365,299	15,365,299

Total investments	$31,033,616	$31,033,616	$15,365,299	$15,668,317	$—

There were no transfers between Levels 1 and 2 during the years ended December 31, 2020 and 2019.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of December 31, 2020 and what level within the fair value hierarchy each valuation technique resides:

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

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities were classified as Level 1 in the fair value hierarchy. The Company received prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available, and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2019. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

Major categories of net interest and dividend income are summarized as follows:

	2020	2019
Interest earned:
Fixed maturity investments	$347,488	$348,551
Short term investments and cash and cash equivalents	11,600	69,218
Dividends earned	134,457	209,307
Investment expenses	(109,735)	(148,965)

Net investment income	$383,810	$478,111

5. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at December 31, 2020 and 2019 at cost, less accumulated depreciation and amortization, totaled $1,098,420 and $1,105,513, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2020
Furniture and fixtures	$36,705	$31,626	$5,079
Office equipment	107,392	69,651	37,741
Computer equipment	23,161	17,468	5,693
Internal use software	1,712,136	662,229	1,049,907

Total	$1,879,394	$780,974	$1,098,420

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2019
Furniture and fixtures	$36,705	$26,668	$10,037
Office equipment	107,392	54,309	53,083
Computer equipment	23,161	14,014	9,147
Internal use software	1,412,316	379,070	1,033,246

Total	$1,579,574	$474,061	$1,105,513

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2020 and 2019 are as follows:

	2019	2019
Case basis estimates	$8,002,720	$5,334,543
IBNR reserves	12,933,957	8,631,501

Totals	$20,936,677	$13,966,044

Liability for losses and loss adjustment expense activity is as follows:

	2020	2019
Liability—beginning of year	$13,966,044	$12,989,260
Incurred related to:
Current year	10,512,394	6,575,056
Prior years	8,343,976	1,453,679

Total incurred	18,856,370	8,028,735

Paid related to:
Current year	(1,864,593)	(807,072)
Prior years	(10,021,144)	(6,244,879)

Total paid	(11,885,737)	(7,051,951)

Liability—end of year	$20,936,677	$13,966,044

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $8,343,976 and $1,453,679 in 2020 and 2019, respectively. The 2020 unfavorable development was primarily due to higher than expected large loss emergence in accident years 2017, 2018 and 2019.

The following tables set forth information about incurred and paid loss development information related to our professional liability business under the Reinsurance Agreement within the Reinsurance segment as at December 31, 2020. The information related to incurred and paid loss development for the years ended December 31, 2011 through 2019 is presented as supplementary information and is unaudited. The information is presented from 2011, the year the Company began incurring claims on the C&F policies.

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

The Company has accumulated claims count information by accident year from the loss data for all claims reported as at December 31, 2020 it received from C&F. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, re-opened, closed with payment and closed without payment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Professional Liability

(dollars in thousands)

	For the Years Ended December 31,										IBNR Reserves Dec. 31,	Cumulative Number of Reports
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	Claims
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)	Unaudited)	Unaudited)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year
2011	$262	$348	$257	$293	$321	$344	$266	$263	$263	$263	$1	N/A
2012		702	763	393	450	429	418	365	361	360	10	24
2013			1,218	1,585	1,340	1,166	1,160	926	842	825	8	74
2014				2,589	2,640	2,562	2,641	2,743	2,082	2,035	22	85
2015					3,703	4,485	4,290	3,859	4,768	4,788	82	169
2016						4,184	4,495	3,927	3,963	3,833	208	239
2017							5,622	7,647	7,846	9,018	970	282
2018								5,450	6,523	8,847	1,469	364
2019									6,575	11,616	3,317	441
2020										10,512	6,830	526

									Total	$52,097

											Liability for Claims And Allocated Claim Adjustment Expenses
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Net of Reinsurance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)	Unaudited)	Unaudited)			Before
	Paid Claims and Allocated Adjustment Expense, Net of Reinsurance										2011 - 2020	2011
Accident Year
2011	$262	$348	$257	$293	$321	$344	$266	$263	$263	$262
2012		702	763	393	450	429	418	365	361	350
2013			1,218	1,585	1,340	1,166	1,160	926	842	818
2014				2,589	2,640	2,562	2,641	2,743	2,082	2,012
2015					3,703	4,485	4,290	3,859	4,768	4,232
2016						4,184	4,495	3,927	3,963	3,413
2017							5,622	7,647	7,846	7,305
2018								5,450	6,523	5,981
2019									6,575	4,964
2020										1,864

									Total	$31,201	$20,896	N/A

Net Under Reinsurance Agreement	$20,896
Other	41
Total net Liability	$20,937

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	8.6%	35.5%	21.9%	17.9%	8.1%	4.8%	0.7%	0.0%	0.0%	0.0%

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchase of our common stock to $500,000 per calendar year. In addition, AMIC Ltd.is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base. During 2021, the Board will consider reinstating the amended and restated AmerInst’s Statement of Share Ownership Policy if market conditions and the Company’s capital base support reinstatement.

8. PREMIUMS WRITTEN

Premiums written were $11,162,731 and $11,605,148 during 2020 and 2019, respectively. The premiums written during the year ended December 31, 2020 and 2019 were attributable to premium cessions from C&F under the Reinsurance Agreement.

9. OPERATING AND MANAGEMENT EXPENSES

With the exception of Protexure, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Davies Captive Management Limited (formerly Citadel Management Bermuda Limited) provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Davies Captive Management Limited. The Company paid Davies Captive Management Limited $362,000 and $353,000 in fees during 2020 and 2019, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $381,650 in 2020 and $493,250 in 2019. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $70,000 for the years ended December 31, 2020 and 2019, respectively. Such amounts are included as part of

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2020	2019
Earnings before income tax	$(13,603,715)	$2,626,796

Expected tax	—	—
Foreign taxes at local expected rates	38,500	48,277
Change in deferred tax asset of US subsidiary	950,000	166,000
Deferred tax expense from enacted rate reductions	—	—
Change in valuation allowance	—	—

Net tax expense (benefit)	$988,500	$214,277

Deferred income taxes, arising from Protexure, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of net deferred income tax assets and liabilities are comprised of the following:

	2020	2019
Capitalized start-up expenses	$58,000	$73,000
Operating loss carryforwards	1,483,000	1,769,000
Unearned commission income	61,000	74,000
Accrued interest to parent	—	650,000
Depreciation and amortization	12,000	(2,000)

Deferred tax assets	$1,614,000	$2,564,000

At December 31, 2020, the deferred tax assets are based on loss carryforwards of $5.2 million, which expire in 11 to 15 years.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Our ability to pay dividends to common shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity. For the years ended December 31, 2020 and 2019 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753
December 31, 2019	$2,094,907	$41,029,273	$34,466,903	$40,204,160

At December 31, 2020, approximately $1 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2020, no amount was available for the declaration of dividends by us to our shareholders.

Statutory loss for the years ended December 31, 2020 and 2019 was $16,483,222 and $1,237,746, respectively.

12. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Year Ended December 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$10,463,588	$5,702,708	$16,166,296
Total losses and expenses	27,498,921	3,259,590	30,758,511
Segment (loss) income	(17,035,333)	2,443,118	(14,592,215)
Identifiable assets	—	1,098,420	1,098,420

	As of and for the Year Ended December 31, 2019
	Reinsurance Segment	Insurance Segment	Total
Revenues	$15,853,490	$5,849,201	$21,702,691
Total losses and expenses	13,838,051	5,452,121	19,290,172
Segment income	2,015,439	397,080	2,412,519
Identifiable assets	—	1,105,513	1,105,513

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. STOCK COMPENSATION

Phantom Shares:

Protexure has employment agreements with three key members of senior management, including one of our named executive officers, Kyle Nieman, the President of Protexure, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year ended December 31, 2020, no phantom shares were granted as no dividends were declared during the year on the Company’s common shares. 76,403 phantom shares were outstanding at December 31, 2020.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of the Company’s common shares at the end of each quarter. As a result of the overall decrease in the net book value of the Company’s common shares since the grant dates, no liability has been recorded by the Company relating to these phantom shares at December 31, 2020.

Stock Option Plan:

A summary of the status of the stock option plan as of December 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2020	25,300	$28.40	19,700	$28.71	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.2		2.3		2.3

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the stock option plan as of December 31, 2019 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2019	7,000	$27.99	40,000	$28.71	47,000	$28.60
Granted	—	—	—	—	—	—
Forfeited	—	—	(2,000)	30.14	(2,000)	30.14
Exercised	—	—	—	—	—	—
Vested	9,400	28.60	(9,400)	28.60	—	—
Outstanding—December 31, 2019	16,400	$28.34	28,600	$28.65	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	3.2		3.3		3.3

The fair value of each option granted during 2020, 2019 and 2018 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during 2020 and 2019.

2018 Option Grants
Number of options	12,000
Weighted fair value per share	$30.40
Expected life (years)	5
Expected volatility	16.4%
Risk-free interest rate	2.61%

Information pertaining to options outstanding at December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	14,000	2.0 years	$27.99	21,000	$27.99	2.0 years
$30.58	4,200	3.0 years	$30.58	2,800	$30.58	3.0 years
$30.14	1,500	3.8 years	$30.14	1,500	$30.14	3.8 years

Information pertaining to options outstanding at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$27.99	21,000	3.0 years	$27.99	14,000	$27.99	3.0 years
$30.58	5,600	4.0 years	$30.58	1,400	$30.58	4.0 years
$30.14	2,000	4.8 years	$30.14	1,000	$30.14	4.8 years

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2020, there was no intrinsic value associated with (i) the 35,000 options granted March 3, 2017, (ii) the 7,000 options granted on January 1, 2018 and (iii) the 5,000 optioned granted on October 1, 2018 where the market value of the stock as of the close of business at year end was $9.50 per share as compared with the option exercise prices of $27.99, $30.58 and $30.14, respectively.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $(178,483) and $72,046 of compensation expense for stock options in the years ended December 31, 2020 and 2019, respectively.

14. COMMITMENTS AND CONTINGENCIES

Protexure leased office space in Lisle, Illinois under a non-cancellable lease agreement that commenced on December 14, 2009 and expired December 31, 2020. In December 2020, the Company executed a lease extension to December 31, 2021. Minimum lease payments, subsequent to December 31, 2020 are $112,290 in 2021.

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

The Company is evaluating its lease needs at the current time.

15. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2020	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,579,616	$2,930,898	$3,437,196	$2,900,753
Commission income	1,637,601	1,467,696	1,437,181	1,155,821
Net investment income	111,811	97,024	99,444	75,531
Net realized and unrealized gain	(4,377,990)	1,625,128	988,562	24

Total revenues	$(48,962)	$6,120,746	$5,962,383	$4,132,129

Net (loss) income	$(4,477,597)	$1,465,255	$(8,277,992)	$(3,301,881)
Basic (loss) income per share	$(7.16)	$2.34	$(13.23)	$(5.31)
Diluted (loss) income per share	$(7.16)	$2.34	$(13.23)	$(5.31)

2019	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,463,583	$2,862,026	$2,815,917	$3,207,070
Commission income	1,555,804	1,389,684	1,450,367	1,405,132
Net investment income	123,042	106,610	125,491	122,968
Net realized and unrealized (loss) gain	1,747,325	775,972	72,492	1,479,208

Total revenues	$5,889,754	$5,134,292	$4,464,267	$6,214,378

Net (loss) income	$1,669,711	$511,444	$(22,537)	$253,901
Basic (loss) income per share	$2.65	$0.81	$(0.04)	$0.41
Diluted (loss) income per share	$2.64	$0.80	$(0.04)	$0.41

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2020.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 8, 2021 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—	—

Equity Compensation Plans Not Approved by Securities Holders	45,000	$28.54	55,000

Total	44,500	$28.54	55,500

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 8, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 8, 2021.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 8, 2021.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 30.

(a)(2)	See Index to Financial Statements and Schedules on page 30.

(a)(3)	See Index to Exhibits set forth on pages 61 – 62 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 30.

The Index to Exhibits beginning on page 61 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2020

Exhibit Number	Description

3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Stock Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Agreement between Country Club Bank and AIIC—incorporated by reference herein to Exhibit 10.2 of AMIG’s Annual Report on Form 10-K (filed 3/30/92) (No. 000-17676)(P)

10.2	Investment Advisory Agreement For Discretionary Accounts between AmerInst Insurance Company and Harris Associates L.P. dated as of January 22, 1996, as amended by the Amendment to Investment Advisory Agreement for Discretionary Accounts dated as of April 2, 1996—incorporated by reference herein to the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/98) (No. 000-28249)(P)

10.3	Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.4	Employment Agreement effective May 20, 2019 between Protexure Insurance Agency, Limited and F. Kyle Nieman III effective May 20, 2019

10.5	Agency Agreement effective September 25, 2009 among AmerInst Professional Services, Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.6	Professional Liability Quota Share Agreement dated September 25, 2009 among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—incorporated by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (filed 11/13/09) (No. 000-28249)

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2020 (filed 3/30/20) (No. 000-28249).

10.10	Addendum to Management Agreement between Davies Captive Management Limited and AMIC Ltd. effective January 1, 2021*

10.11	Form of Non-Qualified Stock Option Agreement. (filed 3/31/17) (No. 000-28249)

11.1	Statement re Computation of Per Share Earnings.**

Exhibit Number	Description

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed electronically herewith
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

Dated: March 30, 2021	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON Stuart H. Grayston	President and Director (Principal Executive Officer)	March 30, 2021

/S/ THOMAS R. MCMAHON Thomas R. McMahon	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2021

/S/ IRVIN F. DIAMOND Irvin F. Diamond	Director and Chairman of the Board	March 30, 2021

/S/ JEROME A. HARRIS Jerome A. Harris	Director and Vice-Chairman of the Board	March 30, 2021

/S/ JEFFRY I. GILLMAN Jeffry I. Gillman	Director	March 30, 2021

/S/ DAVID R. KLUNK David R. Klunk	Director	March 30, 2021

/S/ THOMAS B. LILLIE Thomas B. Lillie	Director	March 30, 2021

/S/ Vincent C. Pangia Vincent C. Pangia	Director	March 30, 2021

/S/ Joseph P. Murphy Joseph P. Murphy	Director	March 30, 2021