Form 10-Q
period 2021-03-31
AMERINST INSURANCE GROUP LTD
filed 2021-05-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2021.

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

(441) 295-2185

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

As of May 1, 2021, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $19,560,770 and $19,761,231)	$19,956,884	$20,344,127
Equity securities, at fair value (cost $1,105,761 and $0)	1,136,320	—

TOTAL INVESTMENTS	21,093,204	20,344,127
Cash and cash equivalents	5,030,435	5,732,110
Restricted cash and cash equivalents	3,838,458	4,964,126
Assumed reinsurance premiums receivable	4,000,991	2,221,664
Accrued investment income	154,241	147,975
Property and equipment	1,042,693	1,098,420
Deferred income taxes	1,596,000	1,614,000
Deferred policy acquisition costs	1,125,272	724,509
Prepaid expenses and other assets	1,386,863	1,476,187

TOTAL ASSETS	$39,268,157	$38,323,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$22,261,721	$20,936,677
Unearned premiums	4,331,612	4,622,666
Assumed reinsurance payable	3,833,449	3,175,098
Accrued expenses and other liabilities	2,784,953	3,689,620

TOTAL LIABILITIES	$33,211,735	$32,424,061

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2021 and 2020: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	7,594,341	7,250,194
Accumulated other comprehensive income	396,114	582,896
Shares held by Subsidiary (374,141 and 374,141 shares) at cost	(9,216,579)	(9,216,579)

TOTAL SHAREHOLDERS’ EQUITY	6,056,422	5,899,057

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,268,157	$38,323,118

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
REVENUE
Net premiums earned	$2,070,381	$2,579,616
Commission income	1,033,475	1,637,601
Net investment income	70,989	111,811
Net realized and unrealized (loss) gain on investments	30,558	(4,377,990)

TOTAL REVENUE	3,205,403	(48,962)
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,325,044	1,650,954
Policy acquisition costs	257,587	954,397
Operating and management expenses	1,260,625	1,762,284

TOTAL LOSSES AND EXPENSES	2,843,256	4,367,635

NET INCOME (LOSS) BEFORE TAX	$362,147	$(4,416,597)

Income tax expense	18,000	61,000
NET INCOME (LOSS) AFTER TAX	$344,147	$(4,477,597)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(186,782)	311,235
Reclassification adjustment for (gains) included in net (loss) income	—	(82,461)

OTHER COMPREHENSIVE (LOSS) INCOME	(186,782)	228,774

COMPREHENSIVE INCOME (LOSS)	$157,365	$(4,248,823)

RETAINED EARNINGS, BEGINNING OF PERIOD	$7,250,194	$21,842,409
Net income (loss)	344,147	(4,477,597)
Dividends	—	—

RETAINED EARNINGS, END OF PERIOD	7,594,341	17,364,812

Per share amounts
Net income (loss) per share
Basic	$0.55	$(7.16)
Diluted	$0.55	$(7.16)

Dividends	$—	$—

Weighted average number of shares outstanding for the entire period
Basic	621,112	625,677
Diluted	621,112	625,677

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of March 31, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)

BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422

As of March 31, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170

BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(873,682)	$(1,436,662)

INVESTING ACTIVITIES
Purchases of property and equipment	(26,638)	(49,932)
Purchases of available-for-sale securities	(2,517,023)	(3,990,249)
Proceeds from sales of available-for-sale securities	—	1,567,518
Proceeds from redemptions of fixed maturity investments	600,000	1,832,080
Proceeds from maturities of fixed maturity investments	990,000	1,205,000

Net Cash (used in) provided by Investing Activities	(953,661)	564,417

FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	5,170

Net Cash provided by Financing Activities	—	5,170

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,827,343)	(867,075)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$10,696,236	$7,759,615

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,868,893	$6,892,540

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2020 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2021

No new accounting standards adopted in 2021.

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other than temporary impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company’s insurance premium balances receivables are also more significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The tentative effective date for the ASU is January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of March 31, 2021 and December 31, 2020 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Fixed maturity investments:
U.S. government agency securities	$1,576,719	$33,789	$(7,468)	$1,603,040
Obligations of U.S. states and political subdivisions	10,182,949	271,932	(29,586)	10,425,295
Corporate debt securities	7,801,102	165,096	(37,649)	7,928,549

Total fixed maturity investments	19,560,770	470,817	(74,703)	19,956,884

Equity securities	1,105,761	33,841	(3,282)	1,136,320

Total equity securities	1,105,761	33,841	(3,282)	1,136,320

Total investments	$20,666,531	$504,658	$(77,985)	$21,093,204

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$2,551,741	$39,421	$—	$2,591,162
Obligations of U.S. states and political subdivisions	10,157,542	337,695	—	10,495,237
Corporate debt securities	7,051,948	207,833	(2,053)	7,257,728

Total fixed maturity investments	19,761,231	584,949	(2,053)	20,344,127

Equity securities	—	—	—	—

Total equity securities	—	—	—	—

Total investments	$19,761,231	$584,949	$(2,053)	$20,344,127

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2021
Fixed maturity investments:
U.S. government agency securities	$—	$—	$617,416	$(7,468)	$617,416	$(7,468)
Obligations of states and political subdivisions	—	—	1,555,945	(29,586)	1,555,945	(29,586)
Corporate debt securities	—	—	1,866,870	(37,649)	1,866,870	(37,649)

Total fixed maturity investments	—	—	4,040,231	(74,703)	4,040,231	(74,703)

Equity securities	—	—	263,122	(3,282)	263,122	(3,282)

Total equity securities	—	—	263,122	(3,282)	263,122	(3,282)

Total investments	$—	$—	$4,303,353	$(77,985)	$4,303,353	$(77,985)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	789,106	(2,053)	789,106	(2,053)

Total fixed maturity investments	—	—	789,106	(2,053)	789,106	(2,053)

Equity securities	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—

Total investments	$—	$—	$789,106	$(2,053)	$789,106	$(2,053)

As of March 31, 2021 and December 31, 2020, there were 22 and three fixed income securities in an unrealized loss position with an estimated fair value of $4,040,231 and $789,106, respectively. As of March 31, 2021 and December 31, 2020, none of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of March 31, 2021 and December 31, 2020, none of the fixed income securities were considered to be other than temporarily impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at March 31, 2021. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of March 31, 2021 and December 31, 2020, relating to 22 and three fixed maturity securities, amounted to $74,703 and $2,053, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the three months ended March 31, 2021, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of March 31, 2021 and December 31, 2020 and what level within the fair value hierarchy each valuation technique resides:

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

While we obtain pricing from independent pricing services, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we periodically update our understanding of the pricing methodologies used by the independent pricing services. We also undertake further analysis with respect to prices we believe may not be representative of fair value under current market conditions. Our review process includes, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available; and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

There have been no material changes to our valuation techniques from what was used as of December 31, 2020. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of March 31, 2021 and December 31, 2020:

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2021
U.S. government agency securities	$1,603,040	$1,603,040	$—	$1,603,040	$—
Obligations of U.S. state and political subdivisions	10,425,295	10,425,295		10,425,295
Corporate debt securities	7,928,549	7,928,549		7,928,549

Total fixed maturity investments	19,956,884	19,956,884

Equity securities	1,136,320	1,136,320	1,136,320

Total equity securities	1,136,320	1,136,320

Total investments	$21,093,204	$21,093,204	$1,136,320	$19,956,884	$—

	Carrying amount	Total fair value	Fair value measurement using:
			Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
U.S. government agency securities	$2,591,162	$2,591,162	$—	$2,591,162	$—
Obligations of U.S. state and political subdivisions	10,495,237	10,495,237		10,495,237
Corporate debt securities	7,257,728	7,257,728		7,257,728

Total fixed maturity investments	20,344,127	20,344,127

Equity securities	—	—

Total equity securities	—	—

Total investments	$20,344,127	$20,344,127	$—	$20,344,127	$—

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2021 and the year ended December 31, 2020.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of March 31, 2021 and December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
March 31, 2021
Due in one year or less	$2,458,246	$2,474,757
Due after one year through five years	12,474,602	12,783,818
Due after five years through ten years	4,174,543	4,223,737
Due after ten years	453,379	474,572

Total	$19,560,770	$19,956,884

	Amortized Cost	Estimated Fair Value
December 31, 2020
Due in one year or less	$2,623,260	$2,637,533
Due after one year through five years	12,982,049	13,388,495
Due after five years through ten years	3,700,157	3,843,880
Due after ten years	455,765	474,219

Total	$19,761,231	$20,344,127

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Total proceeds on sales of available-for-sale securities	$—	$1,567,518
Proceeds from redemptions of fixed maturity investments	600,000	1,832,080
Total proceeds from maturities of fixed maturity investments	990,000	1,205,000
Gross gains on sales	—	823,322
Gross losses on sales	—	(168,473)
Net unrealized (losses) gains on equity investments	30,558	(5,032,839)

Total	$30,558	$(4,377,990)

Net Investment Income

Major categories of net investment income during the three months ended March 31, 2021 and 2020 are summarized as follows:

	March 31, 2021	March 31, 2020
Interest earned:
Fixed maturity investments	$85,038	$89,273
Short term investments and cash and cash equivalents	889	8,010
Dividends earned	(219)	42,732
Investment expenses	(14,719)	(28,204)

Net investment income	$70,989	$111,811

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Liability—beginning of year	$20,936,677	$13,966,044
Incurred related to:
Current year	1,325,044	1,650,954
Prior years	—	—

Total incurred	1,325,044	1,650,954

Paid related to:
Current year	—	—
Prior years	—	—

Total paid	—	—

Liability—end of year	$22,261,721	$15,616,998

As incurred losses for the three months ended March 31, 2021 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2021 and 2020.

	As of and for the Three Months Ended March 31, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,171,668	$1,033,735	$3,205,403
Total losses and expenses	1,871,283	989,973	2,861,256
Segment income	300,385	43,762	344,147
Identifiable assets	—	1,042,693	1,042,693

	As of and for the Three Months Ended March 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,689,893)	$1,640,931	$(48,962)
Total losses and expenses	2,936,443	1,492,192	4,428,635
Segment income	(4,626,336)	148,739	(4,477,597)
Identifiable assets	—	1,162,243	1,162,243

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with three key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the three months ended March 31, 2021, no phantom shares were granted. 76,403 phantom shares were outstanding at March 31, 2021 and December 31, 2020.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2021.

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

A summary of the status of the stock option plan as of March 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—March 31, 2021	33,700	$28.41	11,300	$28.92	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.0		2.2		2.0

A summary of the status of the stock option plan as of December 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2020	25,300	$28.40	19,700	$28.71	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.2		2.3		2.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 and $(11,955) of compensation expense for stock options for the three months ended March 31, 2021 and 2020, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2020 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2020 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion addresses our financial condition and results of operations for the periods and as of the dates indicated.

OVERVIEW

Unless otherwise indicated by the context in this quarterly report, we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “Protexure” means Protexure Insurance Agency, Inc., a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. which is a wholly owned subsidiary of AmerInst. Our principal offices are c/o Davies Captive Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $2,171,668 and $1,033,735, respectively, for the three months ended March 31, 2021 compared to $(1,689,893) and $1,640,931, respectively, for the three months ended March 31, 2020. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive.

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

Third-party Managers and Service Providers

Davies Captive Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Davies Captive Management Limited renewed for one year beginning January 1, 2021 and ending December 31, 2021. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Davies Captive Management Limited.

Tower Wealth Managers, Inc. of Kansas City, Missouri, provides portfolio management of fixed income and equity securities and directs our investments pursuant to guidelines approved by us. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

We recorded net income of $344,147 for the three months ended March 31, 2021 compared to a net loss of $4,477,597 for the same period in 2020. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $4,408,548 – from a $4,377,990 loss for the three months ended March 31, 2020 to a $30,558 gain for the three months ended March 31, 2021. The three months ended March 31, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. The increase in net income was also attributable to a decrease in operating and management expenses of $501,659 – from $1,762,284 for the three months ended March 31, 2020 to $1,260,625 for the three months ended March 31, 2021, as discussed below.

Our net premiums earned for the first quarter of 2021 were $2,070,381 compared to $2,579,616 for the first quarter of 2020, a decrease of $509,235 or 19.7%. The net premiums earned during the quarters ended March 31, 2021 and 2020 were attributable to cessions from C&F under the Reinsurance Agreement. The decrease in net premiums earned under the Reinsurance Agreement resulted from decreased cessions from C&F during the first quarter of 2021, arising from a lower volume of underwriting activity under the Agency Agreement, attributable primarily to the October 2020 notice from C&F to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. under the Reinsurance Agreement.

For the quarters ended March 31, 2021 and 2020, we recorded commission income under the Agency Agreement of $1,033,475 and $1,637,601, respectively, a decrease of $604,126 or 36.9%. This decrease resulted from the lower volume of premiums written under the Agency Agreement during the first quarter of 2021 compared to the first quarter of 2020, as discussed above.

We recorded net investment income of $70,989 for the quarter ended March 31, 2021 compared to $111,811, for the quarter ended March 31, 2020. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the first quarter of 2021 compared to the same period in 2020 and to a decrease in dividend income attributable the decrease in equity investments held in our investment portfolio during the quarter ending March 31, 2021 compared to the same period in 2020. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1% for the quarter ended March 31, 2021, compared to the 1.2% yield earned for the quarter ended March 31, 2020.

We recorded net realized and unrealized gains on investments of $30,558 during the quarter ended March 31, 2021 compared to net realized and unrealized losses of $4,377,990 during the quarter ended March 31, 2020, an increase of $4,408,548 or 100.7%. The three months ended March 31, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

For the quarter ended March 31, 2021, we recorded loss and loss adjustment expenses of $1,325,044 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,070,381. For the quarter ended March 31, 2020, we recorded loss and loss adjustment expenses of $1,650,954 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,579,616. The decrease in loss and loss adjustment expense was due to a decrease in net premiums earned during the first three months of 2021 compared to the corresponding period in 2020, as discussed above. Management’s loss ratio of 64% for the quarter ending March 31, 2021 considers, among other factors, (i) rate increases achieved in renewals (ii) a reduction in maximum policy limits and (iii) change in business mix by state, as discussed above.

We recorded policy acquisition costs of $257,587 in the first quarter of 2021 compared to $954,397 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the first quarter of 2021 and 2020 were 12.4% and 37% of the net premiums earned under the Reinsurance Agreement of $2,070,381 and $2,579,616, respectively. The decrease to the percentage applied to net premiums earned during the first quarter of 2021 was primarily attributable to the recording of a decrease in the previously established premium deficiency reserve from $985,876 to $477,424 or a decrease of $508,452. The adjustment to this reserve was recorded as management believes that the sufficiency of the Company’s unearned premium position in meeting future expected claims and expenses has improved during the first quarter of 2021. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, as discussed above,

We incurred operating and management expenses of $1,260,625 in the first quarter of 2021 compared to $1,762,284 for the same period in 2020, a decrease of $501,659 or 28.5%. The decrease was primarily attributable to (i) decreased board and committee meetings related expenses due to the reduction in physical meetings held during the first quarter of 2021 as the result of travel restrictions imposed in relation to COVID-1, (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2020 and 2021in its effort to reduce overall costs and (iii) decreased net commissions paid to outside brokers in association with the Agency Agreement as a result lower volume of premiums obtained from outside brokers during the first quarter of 2021 compared to the same period in 2020.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended March 31, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,171,668	$1,033,735	$3,205,403
Total losses and expenses	1,871,283	989,973	2,861,256
Segment income	300,385	43,762	344,147
Identifiable assets	—	1,042,693	1,042,693

	As of and for the Three Months Ended March 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,689,893)	$1,640,931	$(48,962)
Total losses and expenses	2,936,443	1,492,192	4,428,635
Segment income	(4,626,336)	148,739	(4,477,597)
Identifiable assets	—	1,162,243	1,162,243

FINANCIAL CONDITION

As of March 31, 2021, our total investments were $21,093,204, an increase of $749,077 or 3.7%, from $20,344,127 at December 31, 2020. This increase was primarily due to the Company’s decision to purchase approximately $1 million in equity securities during the first quarter of 2021. The cash and cash equivalents balance decreased from $5,732,110 at December 31, 2020 to $5,030,435 at March 31, 2021, a decrease of $701,675 or 12.2%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations. The restricted cash and cash equivalents balance decreased from $4,964,126 at December 31, 2020 to $3,838,458 at March 31, 2021, a decrease of $1,125,668 or 22.7%. The decrease was primarily due to the aforementioned purchase of equity securities during the first quarter of 2021.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of March 31, 2021, the balance was $4,000,991 compared to $2,221,664 as of December 31, 2020. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of March 31, 2021, the balance was $3,833,449 compared to $3,175,098 as of December 31, 2020. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $724,509 at December 31, 2020 to $1,125,272 at March 31, 2021. The increase in deferred policy acquisition costs in 2021 was due to the recording of a $508,452 reduction to the previously established premium deficiency reserve, as discussed above, partially offset by the decrease in unearned premiums assumed under the Reinsurance Agreement compared to the prior year.

Prepaid expenses and other assets were $1,386,863 at March 31, 2021 compared to $1,476,187 as of December 31, 2020. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $3,689,620 at December 31, 2020 to $2,784,953 at March 31, 2021, a decrease of $904,667 or 24.5%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of (i) settlement of losses and expenses, (ii) funding collateral obligation under our reinsurance treaties and (iii) funding day-to-day operations. During the continued implementation of our business plan, our management expects that our unrestricted cash balance will be sufficient to meet our cash needs to fund our day-to-day operations over the next twelve-month time period.

At March 31, 2021, AMIC Ltd. failed to meet its collateral obligations to C&F as AMIC Ltd. did not have sufficient restricted cash and cash equivalents and investments to meet this obligation. AMIC Ltd. and C&F are currently in discussions on this matter and are jointly seeking its resolution.

Total cash, investments and other invested assets decreased from $31,040,363 at December 31, 2020 to $29,962,097 at March 31, 2021, a decrease of $1,078,266 or 3.5%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and to the decrease in the fair value of our fixed income security portfolio due to the widening of credit spreads, partially offset by cash inflows derived from net investment activities.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the three months ended March 31, 2021, no such transactions occurred. From inception through March 31, 2021, AMIC Ltd. had repurchased 231,259 common shares from shareholders who had died or retired for a total purchase price of $6,597,786. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From inception through March 31, 2021, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the three months ended March 31, 2021, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2021. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and is incorporated herein by reference.

We have identified accounting for the liability for losses and loss adjustment expenses as our most critical accounting policy and estimate in that it is important to the portrayal of our financial condition and results, and it requires our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. This accounting policy, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2020 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Dated: May 13, 2021	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)