Form 10-Q
period 2021-06-30
AMERINST INSURANCE GROUP LTD
filed 2021-08-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2021.

☐         Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to ________________.

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

As of August 1, 2021, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•

the magnitude and duration of the COVID-19 pandemic (including the Delta variant) and its impact on the global and local economies, financial and insurance market conditions and our business, results of operations and financial condition;

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

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	increased or decreased rate pressure on premiums;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	the effects of natural disasters, harsh weather conditions, widespread health emergencies, military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $19,947,163 and $19,761,231)	$20,329,677	$20,344,127
Equity securities, at fair value (cost $1,600,849 and $0)	1,682,929	—
TOTAL INVESTMENTS	22,012,606	20,344,127
Cash and cash equivalents	4,319,964	5,732,110
Restricted cash and cash equivalents	3,357,855	4,964,126
Assumed reinsurance premiums receivable	5,449,400	2,221,664
Accrued investment income	146,519	147,975
Property and equipment	999,337	1,098,420
Deferred income taxes	1,629,000	1,614,000
Deferred policy acquisition costs	1,092,315	724,509
Prepaid expenses and other assets	1,098,113	1,476,187
TOTAL ASSETS	$40,105,109	$38,323,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$18,599,051	$20,936,677
Unearned premiums	3,531,192	4,622,666
Assumed reinsurance payable	9,471,281	3,175,098
Accrued expenses and other liabilities	2,609,758	3,689,620
TOTAL LIABILITIES	$34,211,282	$32,424,061
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2021 and 2020: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	7,501,263	7,250,194
Accumulated other comprehensive income	382,514	582,896
Shares held by Subsidiary (375,861 and 374,141 shares) at cost	(9,272,496)	(9,216,579)
TOTAL SHAREHOLDERS’ EQUITY	5,893,827	5,899,057
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,105,109	$38,323,118

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
REVENUE
Net premiums earned	$4,319,211	$5,510,514	$2,248,830	$2,930,898
Commission income	1,847,636	3,105,297	814,161	1,467,696
Net investment income	146,731	208,835	75,742	97,024
Net realized and unrealized gain (loss) on investments	82,081	(2,752,862)	51,523	1,625,128
TOTAL REVENUE	6,395,659	6,071,784	3,190,256	6,120,746
LOSSES AND EXPENSES
Losses and loss adjustment expenses	2,764,294	3,526,729	1,439,250	1,875,775
Policy acquisition costs	826,457	2,038,831	568,870	1,084,434
Operating and management expenses	2,563,620	3,426,311	1,302,995	1,664,027
TOTAL LOSSES AND EXPENSES	6,154,371	8,991,871	3,311,115	4,624,236
NET INCOME (LOSS) BEFORE TAX	241,288	(2,920,087)	(120,859)	1,496,510
Income tax (benefit) expense	(9,781)	92,255	(27,781)	31,255
NET INCOME (LOSS) AFTER TAX	$251,069	$(3,012,342)	$(93,078)	$1,465,255
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(200,382)	517,617	(13,600)	206,382
Reclassification adjustment for gains included in net income (loss)	—	(82,461)	—	—
OTHER COMPREHENSIVE (LOSS) INCOME	(200,382)	435,156	(13,600)	206,382
COMPREHENSIVE INCOME (LOSS)	$50,687	$(2,577,186)	$(106,678)	$1,671,637
RETAINED EARNINGS, BEGINNING OF PERIOD	$7,250,194	$21,842,409	$7,594,341	$17,364,812
Net income (loss)	251,069	(3,012,342)	(93,078)	1,465,255
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$7,501,263	$18,830,067	$7,501,263	$18,830,067
Per share amounts
Net income (loss) per share
Basic	$0.40	$(4.81)	$(0.15)	$2.34
Diluted	$0.40	$(4.81)	$(0.15)	$2.34
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	620,252	625,677	619,392	625,677
Diluted	620,252	625,677	619,392	625,677

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of June 30, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)
BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422
Net loss	—	—	(93,078)	—	—	(93,078)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(13,600)	—	(13,600)
Purchase of shares by subsidiary, net	—	—	—	—	(55,917)	(55,917)
BALANCE AT JUNE 30, 2021	$995,253	$6,287,293	$7,501,263	$382,514	$(9,272,496)	$5,893,827

As of June 30, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170
BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843
Net income	—	—	1,465,255	—	—	1,465,255
Stock option awards expense	—	805	—	—	—	805
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	206,382	—	206,382
BALANCE AT JUNE 30, 2020	$995,253	$6,454,626	$18,830,067	$538,786	$(9,058,447)	$17,760,285

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,064,717)	$(2,376,822)
INVESTING ACTIVITIES
Purchases of property and equipment	(66,595)	(149,796)
Purchases of available-for-sale securities	(4,770,313)	(5,356,925)
Proceeds from sales of available-for-sale securities	—	2,084,199
Proceeds from redemptions of fixed maturity investments	603,125	3,100,012
Proceeds from maturities of fixed maturity investments	2,336,000	1,205,000
Net Cash (used in) provided by Investing Activities	(1,897,783)	882,490
FINANCING ACTIVITIES
Dividends paid	—	—
Purchase of shares by subsidiary, net	(55,917)	5,170
Net Cash (used in) provided by Financing Activities	(55,917)	5,170
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,018,417)	(1,489,162)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$10,696,236	$7,759,615
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,677,819	$6,270,453

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

2. INVESTMENTS

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of June 30, 2021 and December 31, 2020 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Fixed maturity investments:
U.S. government agency securities	$1,973,324	$29,249	$(7,842)	$1,994,731
Obligations of U.S. states and political subdivisions	11,322,567	261,439	(30,072)	11,553,934
Corporate debt securities	6,651,272	148,957	(19,217)	6,781,012
Total fixed maturity investments	19,947,163	439,645	(57,131)	20,329,677
Equity securities	1,600,849	90,437	(8,357)	1,682,929
Total equity securities	1,600,849	90,437	(8,357)	1,682,929
Total investments	$21,548,012	$530,082	$(65,488)	$22,012,606

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$2,551,741	$39,421	$—	$2,591,162
Obligations of U.S. states and political subdivisions	10,157,542	337,695	—	10,495,237
Corporate debt securities	7,051,948	207,833	(2,053)	7,257,728
Total fixed maturity investments	19,761,231	584,949	(2,053)	20,344,127
Equity securities	—	—	—	—
Total equity securities	—	—	—	—
Total investments	$19,761,231	$584,949	$(2,053)	$20,344,127

The following tables summarize the Company’s fixed maturity and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2021
Fixed maturity investments:
U.S. government agency securities	$—	$—	$813,925	$(7,842)	$813,925	$(7,842)
Obligations of states and political subdivisions	—	—	3,309,869	(30,072)	3,309,869	(30,072)
Corporate debt securities	—	—	1,975,954	(19,217)	1,975,954	(19,217)
Total fixed maturity investments	—	—	6,099,748	(57,131)	6,099,748	(57,131)
Equity securities	—	—	188,867	(8,357)	188,867	(8,357)
Total equity securities	—	—	188,867	(8,357)	188,867	(8,357)
Total investments	$—	$—	$6,288,615	$(65,488)	$6,288,615	$(65,488)

	12 months or greater		Less than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	789,106	(2,053)	789,106	(2,053)
Total fixed maturity investments	—	—	789,106	(2,053)	789,106	(2,053)
Equity securities	—	—	—	—	—	—
Total equity securities	—	—	—	—	—	—
Total investments	$—	$—	$789,106	$(2,053)	$789,106	$(2,053)

As of June 30, 2021 and December 31, 2020, there were 27 and three fixed income securities in an unrealized loss position with an estimated fair value of $6,099,748 and $789,106, respectively. As of June 30, 2021 and December 31, 2020, none of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of June 30, 2021 and December 31, 2020, none of the fixed income securities were considered to be other than temporarily impaired. The Company has the intent to hold these fixed income securities and it is not more likely than not that the Company will be required to sell these fixed income securities before their fair values recover above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale that were in an unrealized loss position at June 30, 2021. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors.

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

If we conclude a fixed income investment is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of June 30, 2021 and December 31, 2020, relating to 27 and three fixed maturity securities, amounted to $57,131 and $2,053, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the six months and three months ended June 30, 2021, no other-than-temporary impairment charges were recorded.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of June 30, 2021 and December 31, 2020 and what level within the fair value hierarchy each valuation technique resides:

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

There have been no material changes to our valuation techniques from what was used as of December 31, 2020. Since the fair value of a security is an estimate of what a willing buyer would pay for such security if we sold it, we cannot know the ultimate value of our securities until they are sold. We believe the valuation techniques utilized provide us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of June 30, 2021 and December 31, 2020:

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2021
U.S. government agency securities	$1,994,731	$1,994,731	$—	$1,994,731	$—
Obligations of U.S. state and political subdivisions	11,553,934	11,553,934		11,553,934
Corporate debt securities	6,781,012	6,781,012		6,781,012
Total fixed maturity investments	20,329,677	20,329,677
Equity securities	1,682,929	1,682,929	1,682,929
Total equity securities	1,682,929	1,682,929
Total investments	$22,012,606	$22,012,606	$1,682,929	$20,329,677	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
U.S. government agency securities	$2,591,162	$2,591,162	$—	$2,591,162	$—
Obligations of U.S. state and political subdivisions	10,495,237	10,495,237		10,495,237
Corporate debt securities	7,257,728	7,257,728		7,257,728
Total fixed maturity investments	20,344,127	20,344,127
Equity securities	—	—
Total equity securities	—	—
Total investments	$20,344,127	$20,344,127	$—	$20,344,127	$—

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2021 and the year ended December 31, 2020.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of June 30, 2021 and December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
June 30, 2021
Due in one year or less	$2,873,751	$2,912,356
Due after one year through five years	11,606,290	11,861,321
Due after five years through ten years	5,016,145	5,086,787
Due after ten years	450,977	469,213
Total	$19,947,163	$20,329,677

	Amortized Cost	Estimated Fair Value
December 31, 2020
Due in one year or less	$2,623,260	$2,637,533
Due after one year through five years	12,982,049	13,388,495
Due after five years through ten years	3,700,157	3,843,880
Due after ten years	455,765	474,219
Total	$19,761,231	$20,344,127

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the six months ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Total proceeds on sales of available-for-sale securities	$—	$2,084,199
Proceeds from redemptions of fixed maturity investments	603,125	3,100,012
Total proceeds from maturities of fixed maturity investments	2,336,000	1,205,000
Gross gains on sales	—	829,688
Gross losses on sales	—	(384,918)
Net unrealized (losses) gains on equity investments	82,081	(3,197,632)
Total	$82,081	$(2,752,862)

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Total proceeds on sales of available-for-sale securities	$—	$516,681
Proceeds from redemptions of fixed maturity investments	3,125	1,267,932
Total proceeds from maturities of fixed maturity investments	1,346,000	—
Gross gains on sales	—	6,366
Gross losses on sales	—	(216,445)
Net unrealized (losses) gains on equity investments	51,523	1,835,207
Total	$51,523	$1,625,128

Net Investment Income

Major categories of net investment income during the six months ended June 30, 2021 and 2020 are summarized as follows:

	June 30, 2021	June 30, 2020
Interest earned:
Fixed maturity investments	$168,189	$176,566
Short term investments and cash and cash equivalents	4,272	10,281
Dividends earned	6,789	87,985
Investment expenses	(32,519)	(65,997)
Net investment income	$146,731	$208,835

Major categories of net investment income during the three months ended June 30, 2021 and 2020 are summarized as follows:

	June 30, 2021	June 30, 2020
Interest earned:
Fixed maturity investments	$83,151	$87,293
Short term investments and cash and cash equivalents	3,383	2,271
Dividends earned	7,008	45,253
Investment expenses	(17,800)	(37,793)
Net investment income	$75,742	$97,024

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Liability—beginning of year	$20,936,677	$13,966,044
Incurred related to:
Current year	2,764,294	3,526,729
Prior years	—	—
Total incurred	2,764,294	3,526,729
Paid related to:
Current year	(210,367)	—
Prior years	(4,891,553)	(3,002,398)
Total paid	(5,101,920)	(3,002,398)
Liability—end of year	$18,599,051	$14,490,375

As incurred losses for the six months ended June 30, 2021 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned, as stated in Results of Operations below, all incurred losses are assumed to be current year losses.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2021 and 2020.

	As of and for the Six Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,547,677	$1,847,982	$6,395,659
Total losses and expenses	4,258,668	1,885,922	6,144,590
Segment income (loss)	289,009	(37,940)	251,069
Identifiable assets	—	999,337	999,337

	As of and for the Six Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,962,862	$3,108,922	$6,071,784
Total losses and expenses	6,190,518	2,893,608	9,084,126
Segment (loss) income	(3,227,656)	215,314	(3,012,342)
Identifiable assets	—	1,160,757	1,160,757

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2021 and 2020.

	As of and for the Three Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,376,009	$814,247	$3,190,256
Total losses and expenses	2,387,385	895,949	3,283,334
Segment (loss) income	(11,376)	(81,702)	(93,078)
Identifiable assets	—	999,337	999,337

	As of and for the Three Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,652,755	$1,467,991	$6,120,746
Total losses and expenses	3,254,075	1,401,416	4,655,491
Segment income	1,398,680	66,575	1,465,255
Identifiable assets	—	1,160,757	1,160,757

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with three key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 63,765 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the six months and three months ended June 30, 2021, no phantom shares were granted. 76,403 phantom shares were outstanding at June 30, 2021 and December 31, 2020.

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2021.

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

A summary of the status of the stock option plan as of June 30, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—June 30, 2021	33,700	$28.41	11,300	$28.92	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.7		2.0		1.8

A summary of the status of the stock option plan as of December 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2020	25,300	$28.40	19,700	$28.71	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.2		2.3		2.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 and $(11,150) of compensation expense for stock options for the six months ended June 30, 2021 and 2020, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $4,547,677 and $1,847,982, respectively, for the six months ended June 30, 2021 compared to $2,962,862 and $3,108,922, respectively, for the six months ended June 30, 2020. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Currently, we are in negotiations with C&F regarding a commutation of the Reinsurance Agreement. The negotiations are ongoing, but may result in changes to or the termination of the Reinsurance Agreement. The impact of any modification or termination of the Reinsurance Agreement would depend upon the nature and extent of any modification, the availability and terms of any replacement quota share agreement, and other factors and cannot be predicted at this time.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2021 compared to six months ended June 30, 2020

We recorded net income of $251,069 for the six months ended June 30, 2021 compared to a net loss of $3,012,342 for the same period in 2020. The increase in net income was mainly attributable to the increase in net realized and unrealized gains on investments of $2,834,943 – from a $2,752,862 loss for the six months ended June 30, 2020 to a $82,081 gain for the six months ended June 30, 2021. The six months ended June 30, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy. The increase in net income was also attributable to a decrease in operating and management expenses of $862,691 – from $3,426,311 for the six months ended June 30, 2020 to $2,563,620 for the six months ended June 30, 2021, as discussed below. The increase in net income was partially offset by a decrease in commission income of $1,257,661 – from $3,105,297 for the six months ended June 30, 2020 to $1,847,636 for the six months ended June 30, 2021, as also discussed below.

Our net premiums earned for the six months ended June 30, 2021 were $4,319,211 compared to $5,510,514 for the six months ended June 30, 2020, a decrease of $1,191,303 or 21.6%. The net premiums earned during the six months ended June 30, 2021 and 2020 were attributable to cessions from C&F under the Reinsurance Agreement. The decrease in net premiums earned under the Reinsurance Agreement resulted from decreased cessions from C&F during the six months ended June 30, 2021, arising from a lower volume of underwriting activity under the Agency Agreement, attributable primarily to the October 2020 notice from C&F to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. under the Reinsurance Agreement.

During the six months ended June 30, 2021 and 2020, we recorded commission income under the Agency Agreement of $1,847,636 and $3,105,297, respectively, a decrease of $1,257,661 or 40.5%. This decrease resulted from the lower volume of premiums written under the Agency Agreement during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as discussed above.

We recorded net investment income of $146,731 during the six months ended June 30, 2021 compared to $208,835, for the six months ended June 30, 2020. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of lower interest rates in place during the six months ended June 30, 2021 compared to the same period in 2020 and to a decrease in dividend income attributable the decrease in equity investments held in our investment portfolio during the six months ended June 30, 2021 compared to the same period in 2020. The decrease in net investment income was partially offset by a decrease in investment expenses during the six months ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in investment management fees, which is attributable to the aforementioned decrease in equity investments held in our investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1% for the six months ended June 30, 2021, compared to the 1.2% yield earned for the six months ended June 30, 2020.

We recorded net realized and unrealized gains on investments of $82,081 during the six months ended June 30, 2021 compared to net realized and unrealized losses of $2,752,862 during the six months ended June 30, 2020, an increase of $2,834,943 or 103%. The six months ended June 30, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

For the six months ended June 30, 2021, we recorded loss and loss adjustment expenses of $2,764,294 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $4,319,211. For the six months ended June 30, 2020, we recorded loss and loss adjustment expenses of $3,526,729 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $5,510,514. The decrease in loss and loss adjustment expense was due to a decrease in net premiums earned during the six months ended June 30, 2021 compared to the corresponding period in 2020, as discussed above. Management’s loss ratio of 64% for the six months ended June 30, 2021 considers, among other factors, (i) rate increases achieved in renewals (ii) a reduction in maximum policy limits and (iii) change in business mix by state.

We recorded policy acquisition costs of $826,457 during the six months ended June 30, 2021 compared to $2,038,831 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the six months ended June 30, 2021 and 2020 were 19.1% and 37% of the net premiums earned under the Reinsurance Agreement of $4,319,211 and $5,510,514, respectively. The decrease to the percentage applied to net premiums earned during the six months ended June 30, 2021 was primarily attributable to the recording of a decrease in the previously established premium deficiency reserve from $985,876 to $214,224 or a decrease of $771,652. The adjustment to this reserve was recorded as management believes that the sufficiency of the Company’s unearned premium position in meeting future expected claims and expenses has improved during the six months ended June 30, 2021. The decrease in policy acquisition costs was also attributable to the decrease in premiums earned, as discussed above.

We incurred operating and management expenses of $2,563,620 during the six months ended June 30, 2021 compared to $3,426,311 for the same period in 2020, a decrease of $862,691 or 25.2%. The decrease was primarily attributable to (i) decreased board and committee meetings related expenses due to the reduction in physical meetings held during the six months ended June 30, 2021as the result of travel restrictions imposed in relation to COVID-1, (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2020 and 2021in its effort to reduce overall costs and (iii) decreased net commissions paid to outside brokers in association with the Agency Agreement as a result lower volume of premiums obtained from outside brokers during the six months ended June 30, 2021 compared to the same period in 2020.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Six Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,547,677	$1,847,982	$6,395,659
Total losses and expenses	4,258,668	1,885,922	6,144,590
Segment income (loss) income	289,009	(37,940)	251,069
Identifiable assets	—	999,337	999,337

	As of and for the Six Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,962,862	$3,108,922	$6,071,784
Total losses and expenses	6,190,518	2,893,608	9,084,126
Segment (loss) income	(3,227,656)	215,314	(3,012,342)
Identifiable assets	—	1,160,757	1,160,757

Three months ended June 30, 2021 compared to three months ended June 30, 2020

We recorded a net loss of $93,078 for the three months ended June 30, 2021 compared to net income of $1,465,255 for the same period in 2020. The decrease in net income was mainly attributable to the decrease in net realized and unrealized gains on investments of $1,573,605 – from $1,625,128 for the three months ended June 30, 2020 to $51,523 for the three months ended June 30, 2021. The net realized and unrealized gains on investments during the three months ended June 30, 2020 was primarily related to the increase in the fair value of our equity investments due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy. The decrease in net income was also attributable to a decrease in commission income of $653,535 – from $1,467,696 for the three months ended June 30, 2020 to $814,161 for the three months ended June 30, 2021, as discussed below. The decrease in net income was partially offset by a decrease in operating and management expenses of $361,032 – from $1,664,027 for the three months ended June 30, 2020 to $1,302,995 for the three months ended June 30, 2021, as also discussed below.

Our net premiums earned for the second quarter of 2021 were $2,248,830 compared to $2,930,898 for the second quarter of 2020, a decrease of $682,068 or 23.3%. The net premiums earned during the quarters ended June 30, 2021 and 2020 were attributable to cessions from C&F under the Reinsurance Agreement. The decrease in net premiums earned under the Reinsurance Agreement resulted from decreased cessions from C&F during the second quarter of 2021, arising from a lower volume of underwriting activity under the Agency Agreement, attributable primarily to the October 2020 notice from C&F to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. under the Reinsurance Agreement.

For the quarters ended June 30, 2021 and 2020, we recorded commission income under the Agency Agreement of $814,161 and $1,467,696, respectively, a decrease of $653,535 or 44.5%. This decrease resulted from the lower volume of premiums written under the Agency Agreement during the second quarter of 2021 compared to the second quarter of 2020, as discussed above.

We recorded net investment income of $75,742 for the quarter ended June 30, 2021 compared to $97,024 for the quarter ended June 30, 2020. The decrease in net investment income was attributable to a decrease in dividend income attributable the decrease in equity investments held in our investment portfolio during the quarter ending June 30, 2021 compared to the same period in 2020. The decrease in net investment income was partially offset by a decrease in investment expenses during the quarter ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in investment management fees, which is attributable to the aforementioned decrease in equity investments held in our investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1% for the quarter ended June 30, 2021, compared to the 1.2% yield earned for the quarter ended June 30, 2020.

We recorded net realized and unrealized gains on investments of $51,523 during the quarter ended June 30, 2021 compared to net realized and unrealized gains of $1,625,128 during the quarter ended June 30, 2020, a decrease of $1,573,605 or 96.8%. The net realized and unrealized gains on investments during the three months ended June 30, 2020 was primarily related to the increase in the fair value of our equity investments due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy.

For the quarter ended June 30, 2021, we recorded loss and loss adjustment expenses of $1,439,250 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,248,830. For the quarter ended June 30, 2020, we recorded loss and loss adjustment expenses of $1,875,775 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,930,898. The decrease in loss and loss adjustment expense was due to a decrease in net premiums earned during the quarter ended June 30, 2021 compared to the corresponding period in 2020, as discussed above. Management’s loss ratio of 64% for the quarter ending June 30, 2021 considers, among other factors, (i) rate increases achieved in renewals (ii) a reduction in maximum policy limits and (iii) change in business mix by state.

We recorded policy acquisition costs of $568,870 in the second quarter of 2021 compared to $1,084,434 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the second quarter of 2021 and 2020 were 25.3% and 37% of the net premiums earned under the Reinsurance Agreement of $2,248,830 and $2,930,898, respectively. The decrease to the percentage applied to net premiums earned during the second quarter of 2021 was primarily attributable to the recording of a decrease in the previously established premium deficiency reserve from $477,424 to $214,224 or a decrease of $263,200. The adjustment to this reserve was recorded as management believes that the sufficiency of the Company’s unearned premium position in meeting future expected claims and expenses has improved during the second quarter of 2021. The decrease in policy acquisition costs was also attributable to the decrease in premiums earned, as discussed above.

We incurred operating and management expenses of $1,302,995 in the second quarter of 2021 compared to $1,664,027 for the same period in 2020, a decrease of $361,032 or 21.7%. The decrease was primarily attributable to (i)  decreased salaries and related costs associated with Protexure’s reduction in personnel during 2020 and 2021in its effort to reduce overall costs and (ii) decreased net commissions paid to outside brokers in association with the Agency Agreement as a result lower volume of premiums obtained from outside brokers during the second quarter of 2021 compared to the same period in 2020.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,376,009	$814,247	$3,190,256
Total losses and expenses	2,387,385	895,949	3,283,334
Segment income	(11,376)	(81,702)	(93,078)
Identifiable assets	—	999,337	999,337

	As of and for the Three Months Ended June 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,652,755	$1,467,991	$6,120,746
Total losses and expenses	3,254,075	1,401,416	4,655,491
Segment income	1,398,680	66,575	1,465,255
Identifiable assets	—	1,160,757	1,160,757

FINANCIAL CONDITION

As of June 30, 2021, our total investments were $22,012,606, an increase of $1,668,479 or 8.2%, from $20,344,127 at December 31, 2020. This increase was primarily due to the Company’s decision to purchase approximately $1.6 million in equity securities during the first and second quarters of 2021. The cash and cash equivalents balance decreased from $5,732,110 at December 31, 2020 to $4,319,964 at June 30, 2021, a decrease of $1,412,146 or 24.6%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations. The restricted cash and cash equivalents balance decreased from $4,964,126 at December 31, 2020 to $3,357,855 at June 30, 2021, a decrease of $1,606,271 or 32.4. The decrease was primarily due to the aforementioned purchase of equity securities during the first and second quarters of 2021.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of June 30, 2021, the balance was $5,449,400 compared to $2,221,664 as of December 31, 2020. This balance fluctuates due to the timing of the net premium received from C&F under the Reinsurance Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of June 30, 2021, the balance was $9,471,281 compared to $3,175,098 as of December 31, 2020. This balance fluctuates due to the timing of losses reported to us.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $724,509 at December 31, 2020 to $1,092,315 at June 30, 2021. The increase in deferred policy acquisition costs in 2021 was due to the recording of a $771,652 reduction to the previously established premium deficiency reserve, as discussed above, partially offset by the decrease in unearned premiums assumed under the Reinsurance Agreement compared to the prior year.

Prepaid expenses and other assets were $1,098,113 at June 30, 2021 compared to $1,476,187 as of December 31, 2020. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $3,689,620 at December 31, 2020 to $2,609,758 at June 30, 2021, a decrease of $1,079,862 or 29.3%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

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

At June 30, 2021, AMIC Ltd. failed to meet its collateral obligations to C&F as AMIC Ltd. did not have sufficient restricted cash and cash equivalents and investments to meet this obligation. AMIC Ltd. and C&F are currently in discussions on this matter and are jointly seeking its resolution.

Total cash, investments and other invested assets decreased from $31,040,363 at December 31, 2020 to $29,690,425 at June 30, 2021, a decrease of $1,349,938 or 4.3%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and to the decrease in the fair value of our fixed income security portfolio due to the widening of credit spreads, partially offset by cash inflows derived from net investment activities.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the quarter ended June 30, 2021, AMIC Ltd. purchased 1,720 common shares from these shareholders who had died or retired for a total purchase price of $55,917. From inception through June 30, 2021, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired for a total purchase price of $6,653,703. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From inception through June 30, 2021, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the six months ended June 30, 2021, no such transactions occurred.

Cash Dividends

We paid no dividends during the six months ended June 30, 2021. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

(1) These interactive data file shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2021	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)