Form 10-Q
period 2021-09-30
AMERINST INSURANCE GROUP LTD
filed 2021-11-12
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2021.

☐     Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to ________________.

Commission file number 000-28249

AMERINST INSURANCE GROUP, LTD.

(Exact Name of Registrant as Specified in its Charter)

Bermuda	98-0207447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Davies Captive Management Limited 25 Church Street, Continental Building P.O. Box HM 1601 , Hamilton, Bermuda	HMGX
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2021, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

•	our ability to enter into new agency agreements with other carriers;

•	changes in the amount of professional liability business accepted by our insurance company partners;

•	our ability to generate increased revenues and positive earnings in future periods;

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance or an increase in the supply of professional liability insurance capacity;

•

our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels and liquidity levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of insurance providers;

•	increased or decreased rate pressure on premiums;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	the effects of natural disasters, harsh weather conditions, widespread health emergencies, military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Investments:
Fixed maturity investments, at fair value (amortized cost $0 and $19,761,231)	$—	$20,344,127
TOTAL INVESTMENTS	—	20,344,127
Cash and cash equivalents	3,982,010	5,732,110
Restricted cash and cash equivalents	25,552,236	4,964,126
Assumed reinsurance premiums receivable	—	2,221,664
Accrued investment income	—	147,975
Property and equipment	950,251	1,098,420
Deferred income taxes	1,654,000	1,614,000
Deferred policy acquisition costs	—	724,509
Prepaid expenses and other assets	1,078,604	1,476,187
TOTAL ASSETS	$33,217,101	$38,323,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$41,284	$20,936,677
Unearned premiums	—	4,622,666
Assumed reinsurance payable	26,076,114	3,175,098
Accrued expenses and other liabilities	2,543,502	3,689,620
TOTAL LIABILITIES	$28,660,900	$32,424,061
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2021 and 2020: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	6,546,151	7,250,194
Accumulated other comprehensive income	—	582,896
Shares held by Subsidiary (375,861 and 374,141 shares) at cost	(9,272,496)	(9,216,579)
TOTAL SHAREHOLDERS’ EQUITY	4,556,201	5,899,057
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,217,101	$38,323,118

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE LOSS

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
REVENUE
Net premiums earned	$2,581,408	$8,947,710	$(1,737,803)	$3,437,196
Commission income	2,656,532	4,542,478	808,896	1,437,181
Net investment income	204,624	308,279	57,893	99,444
Net realized and unrealized gains (losses) on investments	426,933	(1,764,300)	344,852	988,562
TOTAL REVENUE	5,869,497	12,034,167	(526,162)	5,962,383
LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,504,764	14,078,405	(1,259,530)	10,551,676
Policy acquisition costs	1,405,774	4,097,754	579,317	2,058,923
Operating and management expenses	3,699,146	5,019,124	1,135,526	1,592,813
TOTAL LOSSES AND EXPENSES	6,609,684	23,195,283	455,313	14,203,412
NET LOSS BEFORE TAX	(740,187)	(11,161,116)	(981,475)	(8,241,029)
Income tax (benefit) expense	(36,144)	129,218	(26,363)	36,963
NET LOSS AFTER TAX	$(704,043)	$(11,290,334)	$(955,112)	$(8,277,992)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (losses) gains arising during the period	(239,546)	565,531	(39,164)	47,914
Reclassification adjustment for gains included in net income	(343,350)	(82,461)	(343,350)	—
OTHER COMPREHENSIVE (LOSS) INCOME	(582,896)	483,070	(382,514)	47,914
COMPREHENSIVE LOSS	$(1,286,939)	$(10,807,264)	$(1,337,626)	$(8,230,078)
RETAINED EARNINGS, BEGINNING OF PERIOD	$7,250,194	$21,842,409	$7,501,263	$18,830,067
Net loss	(704,043)	(11,290,334)	(955,112)	(8,277,992)
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$6,546,151	$10,552,075	$6,546,151	$10,552,075
Per share amounts
Net loss per share
Basic	$(1.14)	$(18.04)	$(1.54)	$(13.23)
Diluted	$(1.14)	$(18.04)	$(1.54)	$(13.23)
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	620,252	625,677	619,392	625,677
Diluted	620,252	625,677	619,392	625,677

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)
BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422
Net loss	—	—	(93,078)	—	—	(93,078)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(13,600)	—	(13,600)
Purchase of shares by subsidiary, net	—	—	—	—	(55,917)	(55,917)
BALANCE AT JUNE 30, 2021	$995,253	$6,287,293	$7,501,263	$382,514	$(9,272,496)	$5,893,827

Net loss	—	—	(955,112)	—	—	(955,112)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(382,514)	—	(382,514)
BALANCE AT SEPTEMBER 30, 2021	$995,253	$6,287,293	$6,546,151	$—	$(9,272,496)	$4,556,201

As of September 30, 2020

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2020	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(4,477,597)	—	—	(4,477,597)
Stock option awards expense	—	(11,955)	—	—	—	(11,955)
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	228,774	—	228,774
Purchase of shares by subsidiary, net	—	—	—	—	5,170	5,170
BALANCE AT MARCH 31, 2020	$995,253	$6,453,821	$17,364,812	$332,404	$(9,058,447)	$16,087,843
Net income	—	—	1,465,255	—	—	1,465,255
Stock option awards expense	—	805	—	—	—	805
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	206,382	—	206,382
BALANCE AT JUNE 30, 2020	$995,253	$6,454,626	$18,830,067	$538,786	$(9,058,447)	$17,760,285

Net income	—	—	(8,277,992)	—	—	(8,277,992)
Other comprehensive income
Unrealized gain on securities, net of reclassification adjustment	—	—	—	47,914	—	47,914
BALANCE AT SEPTEMBER 30, 2020	$995,253	$6,454,626	$10,552,075	$586,700	$(9,058,447)	$9,580,207

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,123,906)	$(5,225,829)
INVESTING ACTIVITIES
Purchases of property and equipment	(107,520)	(199,728)
Purchases of available-for-sale securities	(5,545,313)	(6,943,373)
Proceeds from sales of available-for-sale securities	1,684,014	14,941,147
Proceeds from redemptions of fixed maturity investments	21,650,652	3,082,081
Proceeds from maturities of fixed maturity investments	2,336,000	1,705,000
Net Cash provided by Investing Activities	20,017,833	12,585,127
FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	(55,917)	5,170
Net Cash (used in) provided by Financing Activities	(55,917)	5,170
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,838,010	7,364,468
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	$10,696,236	$7,759,615
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$29,534,246	$15,124,083

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Commutation and Release Activities

During the third quarter of 2021, AmerInst Insurance Company, Ltd. (“AMIC, Ltd.”), our subsidiary that conducts reinsurance business, entered into a Commutation and Release Agreement (“Commutation Agreement”), effective as of March 31, 2021, with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”), whereby C&F and AMIC, Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement (as defined below).  In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.  The entry into the Commutation Agreement by AMIC Ltd. resulted in a net gain of $147,333.

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

2. INVESTMENTS

During September 2021, the Company liquidated its entire investment in fixed income securities and equity securities in order to fund its commitment under the Commutation Agreement, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of the Company’s fixed maturity investments, by major security type, and equity securities as of September 30, 2021 and December 31, 2020 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
Fixed maturity investments:
U.S. government agency securities	$—	$—	$—	$—
Obligations of U.S. states and political subdivisions	—	—	—	—
Corporate debt securities	—	—	—	—
Total fixed maturity investments	—	—	—	—
Equity securities	—	—	—	—
Total equity securities	—	—	—	—
Total investments	$—	$—	$—	$—

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Fixed maturity investments:
U.S. government agency securities	$2,551,741	$39,421	$—	$2,591,162
Obligations of U.S. states and political subdivisions	10,157,542	337,695	—	10,495,237
Corporate debt securities	7,051,948	207,833	(2,053)	7,257,728
Total fixed maturity investments	19,761,231	584,949	(2,053)	20,344,127
Total equity securities	—	—	—	—
Total investments	$19,761,231	$584,949	$(2,053)	$20,344,127

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
September 30, 2021
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

As of September 30, 2021 and December 31, 2020, there were none and three fixed income securities in an unrealized loss position with an estimated fair value of $0 and $789,106, respectively. As of September 30, 2021 and December 31, 2020, none of these fixed income securities had been in an unrealized loss position for 12 months or greater, respectively. As of September 30, 2021 and December 31, 2020, none of the fixed income securities were considered to be other than temporarily impaired. The Company had the intent to hold these fixed income securities and it was not more likely than not that the Company would have been required to sell these fixed income securities before their fair values recovered above the adjusted cost. The unrealized losses from these fixed income securities were not a result of credit, collateral or structural issues.

Other-Than-Temporary Impairment Process

The Company assessed whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and (1) determined if the Company had the intent to sell the fixed maturity investment or if it was more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (2) assessed whether a credit loss existed, that is, where the Company expected that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

In evaluating credit losses, the Company considered a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments.

If we concluded a fixed income investment was other-than-temporarily impaired, we wrote down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of September 30, 2021 and December 31, 2020, relating to none and three fixed maturity securities, amounted to $0 and $2,053, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues. During the nine months and three months ended September 30, 2021, no other-than-temporary impairment charges were recorded.

Fair Value of Investments

Under existing U.S. GAAP, we were required to recognize certain assets at their fair value in our consolidated balance sheets. This included our fixed maturity investments and equity securities. In accordance with the Fair Value Measurements and Disclosures Topic of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the inputs that are significant to determining such measurement. The three levels are defined as follows:

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

At each measurement date, we estimated the fair value of the security using various valuation techniques. We utilized, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilized valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held as of September 30, 2021 and December 31, 2020 and what level within the fair value hierarchy each valuation technique resides:

•

U.S. government agency securities: Comprised primarily of bonds issued by the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank and the Federal National Mortgage Association. The fair values of U.S. government agency securities were priced using the spread above the risk-free U.S. Treasury yield curve. As the yields for the risk-free U.S. Treasury yield curve were observable market inputs, the fair values of U.S. government agency securities were classified as Level 2 in the fair value hierarchy. AmerInst considers a liquid market to exist for these types of securities held. Broker quotes are not used for fair value pricing.

•

Obligations of state and political subdivisions: Comprised of fixed income obligations of state and local governmental municipalities. The fair values of these securities were based on quotes and current market spread relationships, and were classified as Level 2 in the fair value hierarchy. AmerInst considered a liquid market to exist for these types of securities held. Broker quotes were not used for fair value pricing.

•

Corporate debt securities: Comprised of bonds issued by corporations. The fair values of these securities were based on quotes and current market spread relationships, and were classified as Level 2 in the fair value hierarchy. AmerInst considered a liquid market to exist for these types of securities held. Broker quotes were not used for fair value pricing.

•

Equity securities, at fair value: Comprised primarily of investments in the common stock of publicly traded companies in the U.S. All of the Company’s equities were classified as Level 1 in the fair value hierarchy. The Company had received prices based on closing exchange prices from independent pricing sources to measure fair values for the equities.

While we obtained pricing from independent pricing services, management was ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement was applied consistently and in accordance with U.S. GAAP, we periodically updated our understanding of the pricing methodologies used by the independent pricing services. We also undertook further analysis with respect to prices we believe may not be representative of fair value under current market conditions. Our review process includer, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available; and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

There have been no material changes to our valuation techniques from what was used as of December 31, 2020. Since the fair value of a security was an estimate of what a willing buyer would pay for such security if we had sold it, we did not know the ultimate value of our securities until they were sold. We believe the valuation techniques utilized provided us with a reasonable estimate of the price that would be received if we were to sell our assets or transfer our liabilities in an orderly market transaction between participants at the measurement date. The following tables show the fair value of the Company’s investments in accordance with ASC 820 as of September 30, 2021 and December 31, 2020:

Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2021
U.S. government agency securities	$—	$—	$—	$—	$—
Obligations of U.S. state and political subdivisions	—	—		—
Corporate debt securities	—	—		—
Total fixed maturity investments	—	—
Equity securities	—	—	—
Total equity securities	—	—
Total investments	$—	$—	$—	$—	$—

			Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
U.S. government agency securities	$2,591,162	$2,591,162	$—	$2,591,162	$—
Obligations of U.S. state and political subdivisions	10,495,237	10,495,237		10,495,237
Corporate debt securities	7,257,728	7,257,728		7,257,728
Total fixed maturity investments	20,344,127	20,344,127
Equity securities	—	—
Total equity securities	—	—
Total investments	$20,344,127	$20,344,127	$—	$20,344,127	$—

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2021 and the year ended December 31, 2020.

Contractual Maturities

The cost or amortized cost and estimated fair value of fixed maturity investments as of September 30, 2021 and December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
September 30, 2021
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$—	$—

	Amortized Cost	Estimated Fair Value
December 31, 2020
Due in one year or less	$2,623,260	$2,637,533
Due after one year through five years	12,982,049	13,388,495
Due after five years through ten years	3,700,157	3,843,880
Due after ten years	455,765	474,219
Total	$19,761,231	$20,344,127

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the nine months ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Total proceeds on sales of available-for-sale securities	$1,684,014	$14,941,147
Proceeds from redemptions of fixed maturity investments	21,650,652	3,082,081
Total proceeds from maturities of fixed maturity investments	2,336,000	1,705,000
Gross gains on sales	499,859	4,346,483
Gross losses on sales	(72,926)	(1,635,113)
Net unrealized (losses) gains on equity investments	—	(4,475,670)
Total	$426,933	$(1,764,300)

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Total proceeds on sales of available-for-sale securities	$1,684,014	$12.856,984
Proceeds from redemptions of fixed maturity investments	21,047,547	(17,931)
Total proceeds from maturities of fixed maturity investments	—	500,000
Gross gains on sales	499,859	3,516,795
Gross losses on sales	(72,926)	(1,250,195)
Net unrealized (losses) gains on equity investments	(82,081)	(1,278,038)
Total	$344,852	$988,562

Net Investment Income

Major categories of net investment income during the nine months ended September 30, 2021 and 2020 are summarized as follows:

	September 30, 2021	September 30, 2020
Interest earned:
Fixed maturity investments	$234,601	$262,200
Short term investments and cash and cash equivalents	7,237	10,859
Dividends earned	13,170	131,045
Investment expenses	(50,384)	(95,825)
Net investment income	$204,624	$308,279

Major categories of net investment income during the three months ended September 30, 2021 and 2020 are summarized as follows:

	September 30, 2021	September 30, 2020
Interest earned:
Fixed maturity investments	$66,412	$85,634
Short term investments and cash and cash equivalents	2,965	578
Dividends earned	6,381	43,060
Investment expenses	(17,865)	(29,828)
Net investment income	$57,893	$99,444

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Liability—beginning of year	$20,936,677	$13,966,044
Incurred related to:
Current year	1,652,101	4,989,087
Prior years	(147,337)	9,089,318
Total incurred	1,504,764	14,078,405
Paid related to:
Current year	(4,267)	(1,392,687)
Prior years	(22,395,890)	(7,698,845)
Total paid	(22,400,157)	(9,091,532)
Liability—end of period	$41,284	$18,952,917

Current year incurred losses for the nine months ended September 30, 2021 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned as at March 31, 2021, which is the effective date of the Commutation Agreement, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prior year incurred losses represent the net gain that resulted from AMIC Ltd.’s entry into Commutation Agreement, as also discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F, as defined in the “Overview” section below.

The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2021 and 2020.

	As of and for the Nine Months Ended September 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,581	$2,656,916	$5,869,497
Total losses and expenses	3,814,799	2,758,741	6,573,540
Segment income (loss)	(602,218)	(101,825)	(704,043)
Identifiable assets	—	950,251	950,251

	As of and for the Nine Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,487,683	$4,546,484	$12,034,167
Total losses and expenses	19,062,602	4,261,899	23,324,501
Segment (loss) income	(11,574,919)	284,585	(11,290,334)
Identifiable assets	—	1,107,040	1,107,040

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2021 and 2020.

	As of and for the Three Months Ended September 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,335,096)	$808,934	$(526,162)
Total losses and expenses	(443,869)	872,819	428,950
Segment (loss) income	(891,227)	(63,885)	(955,112)
Identifiable assets	—	950,251	950,251

	As of and for the Three Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,524,821	$1,437,562	$5,962,383
Total losses and expenses	12,872,084	1,368,291	14,240,375
Segment income	(8,347,263)	69,271	(8,277,992)
Identifiable assets	—	1,107,040	1,107,040

5. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with two key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 48,762 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the nine months and three months ended September 30, 2021, no phantom shares were granted.

For these two employees, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon (i) the participant’s death, termination of employment due to disability, retirement at or after age 65 or resignation for good reason, (ii) termination of the participant by the Company without cause, (iii) termination by Participant without good reason or (iv) change in control.

During the third quarter of 2021, the death occurred of one former key member of Protexure’s senior management, who had been granted phantom shares.  At the date of his death, this former employee held 17,977 phantom shares, which vested on January 1, 2015.  Due to the overall decrease in the net book value of the Company’s common shares since the grant date of his phantom shares, there is no liability payable by the Company to this former employee relating to these phantom shares. The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the nine months year ended September 30, 2021:

58,426 and 76,403 phantom shares were outstanding at September 30, 2021 and December 31, 2020, respectively. The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the nine months year ended September 30, 2021:

Number of Phantom Shares
Outstanding—beginning	76,403
Granted—arising from dividends declared during the year.	-
Forfeited—due to death	(17,977)
Outstanding—ending	58,426

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2021.

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

A summary of the status of the stock option plan as of September 30, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—September 30, 2021	33,700	$28.41	11,300	$28.92	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.5		1.7		1.5

A summary of the status of the stock option plan as of December 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2020	25,300	$28.40	19,700	$28.71	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.2		2.3		2.3

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 and $(11,150) of compensation expense for stock options for the nine months ended September 30, 2021 and 2020, respectively.

6. SUBSEQUENT EVENT

Subsequent to September 30, 2021, Protexure and C&F signed an addendum terminating the Agency Agreement effective March 31, 2022.  Under the terms of the addendum, Protexure will be permitted to issue new and renewal professional liability policies on C&F paper with effective dates no later than March 31, 2022. The Company is currently in discussions with other carriers with a view to entering into other agency arrangements.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance activity, which includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity reportable segment and the insurance activity reportable segment were $3,212,581 and $2,656,916, respectively, for the nine months ended September 30, 2021 compared to $7,487,683 and $4,546,484, respectively, for the nine months ended September 30, 2020. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

Agency Agreement

On September 25, 2009, Protexure entered into an agency agreement (the “Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the Agency Agreement was for four years with automatic one-year renewals thereafter. The Agency Agreement automatically renewed on September 25, 2021.

In October 2020, C&F advised us to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive.

In October 2021, C&F and Protexure signed an addendum to the Agency Agreement which terminates the Agency Agreement effective March 31, 2022.  Under the terms of the signed addendum, Protexure will be permitted to issue new and renewal professional liability policies on C&F paper with effective dates no later than March 31, 2022.   We are currently in discussions with other carriers with a view to entering into other agency arrangements.

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

During the third quarter of 2021, the Commutation Agreement, effective as of March 31, 2021, was entered into by and between C&F and AMIC, Ltd., whereby C&F and AMIC, Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement.  In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.

The entry into the Commutation Agreement resulted in a net gain of $147,333. This amount is included in losses and loss adjustment expenses in the Condensed Consolidated Statement of Operations.

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

Tower Wealth Managers, Inc. of Kansas City, Missouri, provided portfolio management of fixed income and equity securities and directs our investments pursuant to guidelines approved by us. We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

RESULTS OF OPERATIONS

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

We recorded a net loss of $704,043 for the nine months ended September 30, 2021 compared to a net loss of $11,290,334 for the same period in 2020. The decrease in net loss was mainly attributable to (i) the decrease in loss and loss adjustment expenses of $12,573,641 – from $14,078,405 for the nine months ended September 30, 2020 to $1,504,764 for the nine months ended September 30, 2021. (ii) the increase in net realized and unrealized gains on investments of $2,191,233 – from a $1,764,300 loss for the nine months ended September 30, 2020 to a $426,933 gain for the nine months ended September 30, 2021 and (iii) the decrease in operating and management expenses of $1,319,978 – from $5,019,124 for the nine months ended September 30, 2020 to $3,699,146 for the nine months ended September 30, 2021, as discussed below. The increase in net income was partially offset by a decrease in commission income of $1,885,946 – from $4,542,478 for the nine months ended September 30, 2020 to $2,656.532 for the nine months ended September 30, 2021, as also discussed below.

Our net premiums earned for the nine months ended September 30, 2021 were $2,581,408 compared to $8,947,710 for the nine months ended September 30, 2020, a decrease of $6,366,302 or 71.2%. Our net premiums earned were attributable to cessions from C&F under the Reinsurance Agreement. As noted above, the Company entered into the Commutation Agreement with C&F effective March 31, 2021. No premiums subsequent to that date were ceded pursuant to the Reinsurance Agreement. Our net premium earned for the nine months ended September 30, 2021 represents our net premiums earned during the three months ended March 31, 2021. Our net premium earned for the nine months ended September 30, 2020 represents our net premiums earned during that nine month period.

During the nine months ended September 30, 2021 and 2020, we recorded commission income under the Agency Agreement of $2,656,532 and $4,542,478, respectively, a decrease of $1,885,946 or 41.5%. This decrease resulted from the lower volume of premiums written under the Agency Agreement during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which is primarily attributable to the October 2020 notice from C&F to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive.

We recorded net investment income of $204,624 during the nine months ended September 30, 2021 compared to $308,279 for the nine months ended September 30, 2020. The decrease in net investment income was mainly attributable to a decrease in dividend income attributable to the decrease in equity investments held in our investment portfolio during the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in net investment income was partially offset by a decrease in investment expenses during the nine months ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in investment management fees, which is attributable to the aforementioned decrease in equity investments held in our investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .9% for the nine months ended September 30, 2021, compared to the 1.2% yield earned for the nine months ended September 30, 2020.

We recorded net realized and unrealized gains on investments of $426,933 during the nine months ended September 30, 2021 compared to net realized and unrealized losses on investments of $1,764,300 during the nine months ended September 30, 2020, an increase of $2,191,233 or 124.2%. In September 2021, the Company liquidated its entire investment in fixed income securities to fund the commitment to C&F under the Commutation Agreement. A $343,350 net gain was realized on the sale of these investments. The nine months ended September 30, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

Our losses and loss adjustment expenses for the nine months ended September 30, 2021 were $1,504,764 compared to $14,078,405 for the nine months ended September 30, 2020, a decrease of $12,573,641 or 89.3%. For the nine months ended September 30, 2021, we derived our loss and loss adjustment expenses (i) by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement through March 31, 2021 of $2,581,408, which is the effective date of the Commutation Agreement and (ii) the recording of a $147,377 gain under the Commutation Agreement. The significant amount of loss and loss adjustment expenses recorded for the nine months ended September 30, 2020 was attributable to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

We recorded policy acquisition costs of $1,405,774 during the nine months ended September 30, 2021 compared to $4,097,754 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the nine months ended September 30, 2021 represents the net of (i) $955,122, being 37% of the net premiums earned under the Reinsurance Agreement as at March 31, 2021 of $2,581,408, which is the effective date of the Commutation Agreement and (ii) the reversal of the established premium deficiency reserve as at December 31, 2020 of $985,876 and the reversal of the remaining deferred policy acquisition cost balance of $1,436,528, with both reversals being attributed to the Commutation Agreement. The policy acquisition costs recorded during the nine months ended September 30, 2020 represented of (i) $3,310,595, being 37% of the net premiums earned under the Reinsurance Agreement as at September 30, 2021 of $8,947,710 and (ii) a premium deficiency reserve established at September 30, 2020 in the amount of $787,159.

We incurred operating and management expenses of $3,699,146 during the nine months ended September 30, 2021 compared to $5,019,124 for the same period in 2020, a decrease of $1,319,978 or 26.3%. The decrease was primarily attributable to (i) decreased board and committee meetings related expenses due to the reduction in physical meetings held during the nine months ended September 30, 2021 as the result of travel restrictions imposed in relation to COVID-19, (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2021 and 2020 in its effort to reduce overall costs and (iii) decreased net commissions paid to outside brokers in association with the Agency Agreement as a result lower volume of premiums obtained from outside brokers during the nine months ended September 30, 2021 compared to the same period in 2020.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Nine Months Ended September 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,212,581	$2,656,916	$5,869,497
Total losses and expenses	3,814,799	2,758,741	6,573,540
Segment income (loss)	(602,218)	(101,825)	(704,043)
Identifiable assets	—	950,251	950,251

	As of and for the Nine Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$7,487,683	$4,546,484	$12,034,167
Total losses and expenses	19,062,602	4,261,899	23,324,501
Segment (loss) income	(11,574,919)	284,585	(11,290,334)
Identifiable assets	—	1,107,040	1,107,040

Three months ended September 30, 2021 compared to three months ended September 30, 2020

We recorded a net loss of $955,112 for the three months ended September30, 2021 compared to a net loss of $8,277,992 for the same period in 2020. The decrease in the net loss was mainly attributable to (i) the decrease in loss and loss adjustment expenses of $11,811,206 – from $10,551,676 for the three months ended September 30, 2020 to $(1,259,530) for the three months ended September 30, 2021, (ii) the decrease in operating and management expenses of $457,287 – from $1,592,813 for the three months ended September 30, 2020 to $1,135,526 for the three months ended September 30, 2021, as discussed below. The decrease in net loss was partially offset by a decrease in commission income of $628,285 – from $1,437,181 for the three months ended September 30, 2020 to $808,896 for the three months ended September 30, 2021, as also discussed below.

Our net premiums earned for the third quarter of 2021 were $(1,737,803) compared to $3,437,196 for the third quarter of 2020, a decrease of $5,174,999 or 150.6%. The net premiums earned during the quarters ended September 30, 2021 and 2020 were attributable to cessions from C&F under the Reinsurance Agreement. Our premiums earned for the third quarter of 2021 represents the reversal of the second quarter cession as the result of the Commutation Agreement, which has an effective date of March 31, 2021. Our net premium earned for the third quarter of 2020 represents our net premiums earned during that three month period.

For the quarters ended September 30, 2021 and 2020, we recorded commission income under the Agency Agreement of $808,896 and $1,437,181 respectively, a decrease of $628,285 or 43.7%. This decrease resulted from the lower volume of premiums written under the Agency Agreement during the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, which is primarily attributable to the October 2020 notice from C&F to cease writing business in eight states under the Agency Agreement. We are currently brokering business with alternative carriers to write policies impacted by this directive.

We recorded net investment income of $57,893 for the quarter ended September 30, 2021 compared to $99,444 for the quarter ended September 30, 2020. The decrease in net investment income was attributable to a decrease in dividend income attributable to the decrease in equity investments held in our investment portfolio during the quarter ending September 30, 2021 compared to the same period in 2020. The decrease in net investment income was partially offset by a decrease in investment expenses during the quarter ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in investment management fees, which is attributable to the aforementioned decrease in equity investments held in our investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was .8% for the quarter ended September 30, 2021, compared to the 1.2% yield earned for the quarter ended September 30, 2020.

We recorded net realized and unrealized gains on investments of $344,852 during the quarter ended September 30, 2021 compared to net realized and unrealized gains of $988,562 during the quarter ended September 30, 2020, a decrease of $643,710 or 65.1%. The net realized and unrealized gains on investments during the three months ended September 30, 2021 was primarily attributable to the liquidation of the Company’s entire investment in fixed income securities to fund the commitment to C&F under the Commutation Agreement. A $343,768 gain was realized on the sale of these investments. The net realized and unrealized gains on investments during the three months ended September 30, 2020 was primarily related to the increase in the fair value of our equity investments due to favorable market conditions attributable to the unprecedented monetary and fiscal stimulus in the U.S. and around the world to counter the negative impact of the COVID-19 coronavirus pandemic on the worldwide economy.

Our losses and loss adjustment expenses for the quarter ended September 30, 2021 were $(1,259,530) compared to $10,551,676 for the quarter ended September 30, 2020, a decrease of $11,811,206 or 111.9%. Our losses and loss adjustment expenses for the third quarter of 2021 represents (i) the reversal of the second quarter cession under the Reinsurance Agreement as the result of the Commutation Agreement, which has an effective date of March 31, 2021 and (ii) the recording of a $147,377 gain under the Commutation Agreement.   The significant amount of losses and loss adjustment expenses recorded during the quarter ended September 2020 was attributable to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

We recorded policy acquisition costs of $579,317 in the third quarter of 2021 compared to $2,058,923 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the third quarter of 2021 represents the reversals of (i) $642,987, being 37% of the net premiums earned under the Reinsurance Agreement during the second quarter of 2021 of $1,737,802 (ii) the reversal of the established premium deficiency reserve as at June 30, 2021 of $214,224 and (iii) the reversal of the remaining deferred policy acquisition balance of $1,436,528. The aforementioned reversals are attributable to the Commutation Agreement. The policy acquisition costs recorded during the quarter ended September 30, 2020 represented of (i) $1,271,764, being 37% of the net premiums earned under the Reinsurance Agreement as at September 30, 2020 of $3,437,196 and (ii) a premium deficiency reserve established during the third quarter of 2020 in the amount of $787,159.

We incurred operating and management expenses of $1,135,526 in the third quarter of 2021 compared to $1,592,813 for the same period in 2020, a decrease of $457,287 or 28.7%. The decrease was primarily attributable to (i) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2021 and 2020 in its effort to reduce overall costs and (ii) decreased net commissions paid to outside brokers in association with the Agency Agreement as a result lower volume of premiums obtained from outside brokers during the third quarter of 2021 compared to the same period in 2020.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the Agency Agreement with C&F.

	As of and for the Three Months Ended September 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$(1,335,096)	$808,934	$(526,162)
Total losses and expenses	(443,869)	872,819	428,950
Segment (loss) income	(891,227)	(63,885)	(955,112)
Identifiable assets	—	950,251	950,251

	As of and for the Three Months Ended September 30, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,524,821	$1,437,562	$5,962,383
Total losses and expenses	12,872,084	1,368,291	14,240,375
Segment income	(8,347,263)	69,271	(8,277,992)
Identifiable assets	—	1,107,040	1,107,040

FINANCIAL CONDITION

As of September 30, 2021, our total investments were $0 compared to $20,344,127 at December 31, 2020.   During September 2021, the Company liquidated its entire investment in fixed income securities and equity securities as a measure to fund its commitment under the Commutation. The cash and cash equivalents balance decreased from $5,732,110 at December 31, 2020 to $3,982,010 at September 30, 2021, a decrease of $1,750,100 or 30.5%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations. The restricted cash and cash equivalents balance increased from $4,964,126 at December 31, 2020 to $25,552,236 at September 30, 2021, an increase of $20,588,110 or 414.7%. The increase was primarily due to the aforementioned liquidation of the Company’s entire investment in fixed income securities and equity securities.

The assumed reinsurance balances receivable represents the current assumed premiums receivable from the fronting carriers. As of September 30, 2021, the balance was $0 compared to $2,221,664 as of December 31, 2020. As at September 30, 2021, there is no premium is due to AMIC Ltd. under the Reinsurance Agreement as the result of the Commutation Agreement.

The assumed reinsurance payable represents current reinsurance losses payable and commissions payable to the fronting carriers. As of September 30, 2021, the balance was $26,076,114 compared to $3,175,098 as of December 31, 2020. The increase to this balance is the result of the Commutation Agreement, under which $26,076,000 is payable from AMIC Ltd. to C&F.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, increased from $724,509 at December 31, 2020 to $0 at September 30, 2021. As at September 30, 2021, this balance is $0 as of the result of the Commutation Agreement.

Prepaid expenses and other assets were $1,078,604 at September 30, 2021 compared to $1,476,187 as of December 31, 2020. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) the directors’ prepaid annual retainer, (3) prepaid professional fees and (4) premiums due to Protexure under the Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F under the Agency Agreement and expenses accrued relating largely to professional fees. The balance decreased from $3,689,620 at December 31, 2020 to $2,543,502 at September 30, 2021, a decrease of $1,146,118 or 31.1%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of (i) funding of our commitment to C&F under the Commutation Agreement and (ii) funding day-to-day operations. During the continued implementation of our business plan, our management expects that our unrestricted cash balance will be sufficient to meet our cash needs to fund our day-to-day operations over the next twelve-month time period.

Total cash, investments and other invested assets decreased from $31,040,363 at December 31, 2020 to $29,534,246 at September 30, 2021, a decrease of $1,506,117 or 4.9%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and to the decrease in the fair value of our fixed income security portfolio prior to the aforementioned liquidation of this portfolio, due to the widening of credit spreads, partially offset by cash inflows derived from net investment activities.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. During the nine months ended September 30, 2021, AMIC Ltd. purchased 1,720 common shares from these shareholders who had died or retired for a total purchase price of $55,917. From inception through September 30, 2021, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired for a total purchase price of $6,653,703. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From inception through September 30, 2021, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025. During the nine months ended September 30, 2021, no such transactions occurred.

Cash Dividends

We paid no dividends during the nine months ended September 30, 2021. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

32.3

Commutation and Release Agreement, dated October 12, 2021, among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—  incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249).

32.4

First Amendment to Agency Agreement, dated October 12, 2021, among Protexure Insurance Agency, Inc. f/k/a AmerInst Professional Services Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company— incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249).

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

Dated: November 12, 2021	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)