Form 10-K
period 2021-12-31
AMERINST INSURANCE GROUP LTD
filed 2022-03-30
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2022, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,893,827 based on book value as of June 30, 2021.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 2, 2022	III
Auditor Information
Auditor Name: Deloitte Ltd.	Auditor Location: Hamilton Bermuda	Auditor Firm ID: 5230

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2021

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

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers, and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of insurance providers;

•	increased or decreased rate pressure on premiums;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	the effects of natural disasters, harsh weather conditions, widespread health emergencies, military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two operating segments: (1) reinsurance activity, which includes investments and other related activities, and (2) insurance activity, which offers professional liability solutions to professional service firms. The revenues of the reinsurance activity operating segment and the insurance activity operating segment were $3,213,768 and $3,405,122 for the year ended December 31, 2021 compared to $10,463,588 and $5,702,708 for the year ended December 31, 2020, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda. In 2021, the reinsurance segment of AmerInst ceased operations.

Agency Agreements with C&F and ISMIE

On September 25, 2009, Protexure entered into an agency agreement (the “C&F Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the C&F Agency Agreement was for four years with automatic one-year renewals thereafter. The C&F Agency Agreement automatically renewed on September 25, 2021.

In 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminates the C&F Agency Agreement effective March 31, 2022.  Under the terms of the addendum, Protexure will be permitted to issue new and renewal professional liability policies on behalf of C&F with effective dates no later than March 31, 2022.

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC. for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure will transition the lawyers and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies will also be written by the Hanover Insurance Company.

Reinsurance Agreement

We previously conducted reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F were not subject to the 50% quota share reinsurance to AMIC Ltd. The term of the Reinsurance Agreement was continuous and could be terminated by either party upon at least 120 days’ prior written notice to the other party.

During the third quarter of 2021, a commutation agreement effective as of March 31, 2021, was entered into by and between C&F and AMIC, Ltd. (the “Commutation Agreement”), whereby C&F and AMIC, Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement.  In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.

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

We decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms on May 31, 2009. We remained potentially liable for claims related to coverage through May 31, 2009.

During the first quarter of 2022, a Commutation Agreement, effective December 31, 2021, was entered into between CAMICO and AMIC, Ltd, whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 is to be paid by AMIC Ltd. to CAMICO.

The entry into the Commutation Agreement resulted in a net gain of $26,398. This amount is included in losses and loss adjustment expenses in the Condensed Consolidated Statement of Operations.

Third-party Managers and Service Providers

Davies Captive Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Davies Captive Management Limited renewed for one year beginning January 1, 2022 and ending December 31, 2022. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director, and employee of Davies Captive Management Limited.

We have retained Oliver Wyman, an independent casualty actuarial consulting firm, to render advice regarding actuarial matters.

Competition

Our main competition comes from brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are CNA and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Axis, Allied World and State Bar programs. The primary differentiating factors among the competition in our industry are price and quality of service. We believe that our focus on providing high-quality online or internet-based service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

Licensing and Regulation

AmerInst, through its wholly owned subsidiary, AMIC Ltd., is subject to regulation as an insurance company under the laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled.

Protexure, a subsidiary of Mezco and a managing general underwriter responsible for offering professional liability solutions to professional service firms, has regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

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

Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2021 and 2020 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2021	$1,000,000	$13,589,876	$—	$619,096
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753

At December 31, 2021, approximately $.6 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2021, no amount was available for the declaration of dividends by us to our shareholders.

Customers

Our only sources of income are our C&F Agency Agreement and the ISMIE Agency Agreement, which is replacing the C&F Agency Agreement. Without such an agency agreement, we believe additional capital would need to be raised through external means to continue operations while we evaluated other insurance opportunities.

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

At December 31, 2021, Protexure had 18 employees, 16 full-time salaried employees and 2 employees who were paid hourly wages. Neither AmerInst, nor any of AmerInst’s other subsidiaries have any employees. As of January 30, 2022, approximately 66% of our workforce was female while 34% was male, and our average tenure was approximately 6.5 years. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

Diversity and Inclusion. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better services and is crucial to our efforts to attract and retain key talent. We strive to promote inclusion through our corporate values of which include treating each other with respect and integrity, open communication throughout organization, being passionate about understanding our customer needs, creating win-win relationships with our company partners and a personal commitment to continuous learning and improving. We are focused on building an inclusive culture through a variety of diversity and inclusion initiatives, including related to internal promotions, and hiring practices.

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

Loss Reserves

Our loss reserves, changes in aggregate reserves for the last two years, and loss reserve development as of the end of each of the last 10 years, are discussed in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 to our Consolidated Financial Statements included in Item 8 of this Report and Note 8 to our Consolidated Financial Statements.

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

Item 1A. Risk Factors

You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The value of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Industry, Economic and Financial Risks

Our industry is highly competitive, and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete solely in the United States insurance markets. Most of our competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. If we are unable to successfully compete against these companies our profitability could be adversely affected.

Adverse changes in the economy generally, like we are experiencing, may materially and adversely affect our business and results of operations, and these conditions may not improve in the near future.

As seen with the recent COVID-19 pandemic, adverse changes in market conditions and stability of the global credit markets present risks and uncertainties for our business. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. In particular, deterioration in the equity markets could lead to investment losses. Depending on market conditions going forward, particularly if market conditions turn negative in the future, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

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

Business and Operational Risks

We have incurred net losses before net realized and unrealized gains (losses) in investments and taxes in 2021 and 2020 and may incur further net losses before net realized gains (losses) in investments and taxes if we are unable to generate significant net income under our existing agency agreements.

We incurred net losses before net realized and unrealized gains (losses) on investments and taxes of $1.5 million and $11.8 million for the years ended December 31, 2021 and December 31, 2020, respectively, due mainly to the costs to fund our operations and to higher than expected loss emergence on the Company’s lawyers’ book of business.

In 2009, Protexure entered into the C&F Agency Agreement pursuant to which C&F appointed Protexure as an agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. Also in 2009, AMIC Ltd. entered into the reinsurance agreement with C&F pursuant to which C&F agrees to cede and AMIC Ltd. agrees to accept as reinsurance a fifty percent (50%) quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability.

The reinsurance agreement with C&F was cancelled by the parties effective March 2021. In addition, the C&F Agency Agreement will terminate on March 31, 2022, and effective January 1, 2022, Protexure entered into the ISMIE Agency Agreement. As a result, Protexure will transition the lawyers and accountants’ professional liability previously written with C&F to ISMIE in accordance with the ISMIE Agency Agreement.

Going forward, the company will no longer have reinsurance operations and thus will rely solely on Protexure to generate income.    If we are unable to increase Protexure’s profitability under the new agency agreement in future periods and if unfavorable market conditions continue, we may continue to incur net losses, which could adversely affect our financial condition.

If our agreement with ISMIE is terminated or ISMIE chooses not to renew the agreement, our ability to generate revenue would be adversely affected.

The large majority of our revenue will be derived from commissions earned by Protexure through the ISMIE Agency Agreement. The initial term of the ISMIE Agency Agreement is for 2 years with automatic one-year renewals thereafter. If ISMIE should terminate, choose not to renew the agreement or renew it on terms less favorable to us, our ability to generate revenue may be materially and adversely affected.

Actual claims may exceed our reserves for unpaid losses and loss adjustment expenses which could cause our earnings to be overstated.

Our success depends on our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses we expect to incur with respect to the policies we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process and it is therefore possible that our reserves at any given time could prove to be inadequate.

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

The success of our business plan is dependent upon our ability to retain Protexure senior executives and other qualified Protexure employees. In 2019, Protexure entered into an employment agreement with Mr. Kyle Nieman, President and CEO of Protexure. Mr. Nieman has more than 37 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and Protexure’s key employees did not renew their relationships with AmerInst and Protexure, or would do so only upon terms that were not acceptable to AmerInst and Protexure, our business could be harmed.

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

AMIC Ltd., our subsidiary, currently owns approximately 37.59% of our outstanding shares of common stock and may purchase additional shares. Under Bermuda law, shares owned by AMIC Ltd. are deemed issued and outstanding and can be voted by AMIC Ltd. at the direction of AMIC Ltd.’s board of directors, which is effectively controlled by our board of directors which, consequently, may hinder or prohibit a change in control transaction not approved by us.

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

COVID-19 Risks

The ongoing COVID-19 pandemic and the associated governmental responses could materially adversely affect our business.

The COVID-19 pandemic continued to adversely impact the U.S. economy and financial markets. New variants of the COVID-19 virus or a resurgence in infection rates could lead to a reduction in economic activity, resulting in a decline in demand for our products. The pandemic could also have a more significant impact on our claims experience in future periods, resulting in a decrease in profitability.

Actions taken in response to the pandemic by federal, state and local government authorities, including state insurance departments, could, individually or in the aggregate, adversely affect our business. In addition, a resurgence in infection rates could impact the financial markets.

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

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our future revenue will be derived from commissions earned by Protexure, a Delaware corporation, through the ISMIE Agency Agreement. We conduct our insurance business through offices in Bermuda and do not maintain an office, nor do our personnel solicit insurance business, resolve claims or conduct other insurance business, in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, inquiries or challenges to our insurance or prior reinsurance activities could be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

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

On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status including an exception for foreign insurance companies ("PFIC insurance exception"). Generally, a company is considered a PFIC where 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income”. The Tax Act modified the PFIC insurance exception to apply, inter alia, to insurance companies whose reserves constitute more than 25% of the company’s gross assets. We believe that the Company is not a PFIC as our non-U.S. subsidiaries that are insurance companies meet the PFIC insurance exception. We also believe that Protexture meets the qualifying domestic company exception. PFIC characterization of the Company under these rules could result in adverse tax consequences to U.S. persons who own our ordinary shares, but we do not believe the Company or its subsidiaries should be characterized as a PFIC under the rules.

The Organization for Economic Co-operation and Development (the "OECD") Pillar II initiative is intended to propose a global minimum tax rate of 15% amongst its 140 member nations and other adopting countries. On December 20, 2021, the OECD released the final model rules on Pillar II (“Model Rules”), which nations can adopt into local legislation to implement Pillar II on a global basis. Two components of the Model Rules, the Income Inclusion Rule (“IIR”) and the Under-Taxed Payment Rule (“UTPR”), could potentially be applicable to our operations:

•	The IIR establishes a global minimum tax in the jurisdiction of the parent company of a multinational enterprise (“MNE”).

•

The other component of the Model Rules, the UTPR, allows a portion of an MNE’s global profits with an effective tax rate below the 15% minimum rate to be taxed by other jurisdictions through an allocation model based on headcount and fixed tangible assets. The Model Rules give flexibility to allow jurisdictions several mechanisms to collect global profits. This includes directly taxing allocated income, reduction in any allowance for equity or by imputing deemed income.

How the IIR impacts our operations depends on whether Bermuda adopts this portion of the Model Rules. The impact of the UTPR is likely reduced because our operations are limited to Bermuda and the United States. The OECD is targeting the implementation of the IIR by 2023, and UTPR by 2024.

Accordingly, should we become subject to the Pillar II rules in the future, this could result in an increase in the total amount of tax we pay, thereby having a material adverse impact on our business operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

Protexture leases office space under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. In June 2021, the company executed a lease extension to July 31, 2023. Minimum lease payments, subsequent to December 31, 2021 are $100,470 in 2022 and $60,331 in 2023.

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchase of our common stock to $500,000 per calendar year. In addition, AMIC Ltd.is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base. In the future, the Board may consider reinstating the amended and restated AmerInst’s Statement of Share Ownership Policy if market conditions and the Company’s capital base support reinstatement.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares from shareholders who have died or retired from the practice of public accounting and also on a negotiated basis. Through December 31, 2021, AMIC Ltd. had purchased an aggregate of 232,979 common shares from shareholders who had died or retired for a total aggregate purchase price of $6,653,703. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three month period ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2021	—	—	—	N/A
November 2021	—	—	—	N/A
December 2021	—	—	—	N/A
Total	—	—	—	N/A

From time to time, AMIC Ltd. has also purchased common shares in privately negotiated transactions. Through December 31, 2021, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2020.

During 2021, the directors of AmerInst were not granted shares of our common stock as part of their compensation for services rendered as members of our board of directors.

As of February 28, 2022, there were 1,558 holders of record of our common shares. During 2021 and 2020, we paid no ordinary cash dividends. The declaration of dividends by our Board of Directors is dependent upon our profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business”, under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

Item 6. Reserved

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to provide insurance protection for professional service firms and engage in investment activities. Through Protexure, we act as an agent for C&F for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in 42 states of the United States and the District of Columbia. Prior to October 2020, Protexure had acted as an agent for C&F for all aforementioned business in all 50 states of the United States and the District of Columbia.In October 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminates the C&F Agency Agreement effective March 31, 2022.  Under the terms of the signed addendum, Protexure will be permitted to issue new and renewal professional liability policies on C&F paper with effective dates no later than March 31, 2022.  Effective January 1, 2022, Protexure entered into an agency agreement with Amwins Specialty Casualty Solutions, LLC. on behalf of ISMIE Mutual Insurance Company. Protexure will transition the lawyers and accountants’ professional liability previously written with C&F to ISMIE under the ISMIE Agency Agreement.

AmerInst has two reportable segments: (1) reinsurance activity, which had included investments and other activities, and (2) insurance activity, which offered professional liability solutions to professional service firms. See Note 14, Segment Information, of the notes to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K for financial information concerning these segments.

Our reinsurance segment had revenues of $3,213,768 for the year ended December 31, 2021 and $10,463,588 for the year ended December 31, 2020. Total losses and expenses for this segment were $4,013,676 for the year ended December 31, 2021 and $27,498,921 for the year ended December 31, 2020. This resulted in a segment loss of $799,908 and $17,035,333 for the years ended December 31, 2021 and 2020, respectively. In 2021 the reinsurance segment of the business ceased operations.

Our insurance segment had revenues of $3,405,122 for the year ended December 31, 2021 and $5,702,708 for the year ended December 31, 2020. Operating and management expenses were $4,199,245 for the year ended December 31, 2021 and $3,259,590 for the year ended December 31, 2020. This resulted in segment (loss) income of $(794,123) and $2,443,118 for the years ended December 31, 2021 and 2020, respectively.

Our results of operations for the years ended December 31, 2021 and December 31, 2020 are discussed in greater detail below.

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

Unpaid Losses and Loss Adjustment Expense Reserves

As a result of the commutation agreements noted above under Reinsurance Agreements and Historical Relationship with CAMICO the Companies unpaid losses and loss adjustment expenses reserves are $0. The amount that we recorded as our liability for loss and loss adjustment expenses was a major determinant of net income each year. As discussed in more detail below under the heading “Losses and Loss Adjustment Expenses,” the amount that we have reserved is based on actuarial estimates which were prepared as of December 31, 2020. Based on data received from the ceding companies (the insurance companies whose policies we reinsure), our independent actuary produces a range of estimates with a “low,” “central” and “high” estimate of the loss and loss adjustment expenses. As of December 31, 2020, the range of actuarially determined liability for loss and loss adjustment expense reserves was as follows: the low estimate was $17.9 million, the high estimate was $24.4 million, and the central estimate was $20.9 million. Due to concerns about the severity and volatility of the type of business we reinsure and the length of time that it takes for claims to be reported and ultimately settled, we selected reserves of $20,936,677 as of December 31, 2020, which is marginally greater than the central estimate of our independent actuary.

Other than Temporary Impairment of Investments

Declines in the fair value of fixed income investments below cost are evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed income investments are other than temporary. The risks and uncertainties include our intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near-term recovery prospects, and the effects of changes in interest rates. Our accounting policy requires that a decline in the value of a fixed income security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed income security is deemed to be impaired, and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the fixed income security. The fair value of the impaired fixed income investment becomes its new cost basis.

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

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

We recorded a net loss of $1,594,031 for the year ended December 31, 2021 compared to a net loss of $14,592,215 for the same period in 2020. The decrease in net loss was mainly attributable to (i) the decrease in loss and loss adjustment expenses of $17,378,004 – from $18,856,370 for the year ended December 31, 2020 to $1,478,366 for the year ended December 31, 2021. (ii) the increase in net realized and unrealized gains on investments of $2,191,209 – from a $1,764,276 loss for the year ended December 31, 2020 to a $426,933 gain for the year ended December 31, 2021 and (iii) the decrease in operating and management expenses of $776,965 – from $5,543,889 for the year ended December 31, 2020 to $4,766,924 for the year ended December 31, 2021, as discussed below. The increase in net income was partially offset by a decrease in commission income of $2,293,601 – from $5,698,299 for the year ended December 31, 2020 to $3,404,698 for the year ended December 31, 2021, as also discussed below.

Our net premiums earned for the year ended December 31, 2021 were $2,581,408 compared to $11,848,463 for the year ended December 31, 2020, a decrease of $9,267,055 or 78.2%. Our net premiums earned were attributable to cessions from C&F under the Reinsurance Agreement. As noted above, the Company entered into the Commutation Agreement with C&F effective March 31, 2021. Therefore, no premiums subsequent to that date were ceded to the company. Our net premium earned for the year ended December 31, 2021 represents our net premiums earned during the three months ended March 31, 2021. Our net premium earned for the year ended December 31, 2020 represents our net premiums earned during that entire year.

During the year ended December 31, 2021 and 2020, we recorded commission income under the C&F Agency Agreement of $3,404,698 and $5,698,299, respectively, a decrease of $2,293,601 or 40.3%. This decrease resulted from the lower volume of premiums written under the C&F Agency Agreement during the year ended December 31, 2021 compared to the year ended December 31, 2020, which is primarily attributable to an October 2020 notice from C&F to cease writing business in eight states under the C&F Agency Agreement.

We recorded net investment income of $205,851 during the year ended December 31, 2021 compared to $383,810 for the year ended December 31, 2020. The decrease in net investment income was mainly attributable to a decrease in dividend income and interest income from a reduced holdings of equity securities and fixed income securities in our investment portfolio, respectively, during the year ended December 31, 2021 compared to the same period in 2020. In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities as a measure to fund its commitment under the Commutation Agreement. The decrease in net investment income was partially offset by a decrease in investment expenses during the year ended December 31, 2021 compared to the same period in 2020 as a result of a decrease in investment management fees, which is attributable to the aforementioned decrease in equity and fixed income securities held in our investment portfolio. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 1.2% for the year ended December 31, 2021, compared to the 1.1% yield earned for the year ended December 31, 2020.

We recorded net realized and unrealized gains on investments of $426,933 during the year ended December 31, 2021 compared to net realized and unrealized losses on investments of $1,764,276 during the year ended December 31, 2020, an increase of $2,191,209 or 124.2%. In September 2021, the Company liquidated its entire investment in fixed income securities to fund the commitment to C&F under the Commutation Agreement. A $343,350 net gain was realized on the sale of these investments. The year ended December 31, 2020 was significantly impacted by the unfavorable market conditions experienced during the period, which was attributable to the impact of the COVID-19 coronavirus pandemic on the worldwide economy.

The composition of the investment portfolio at December 31, 2021 and 2020 was as follows:

	2021	2020
U.S. government agency securities	0%	13%
Obligations of state and political subdivisions	0	52
Corporate debt securities	0	35
Equity securities	0	0

	0%	100%

Our losses and loss adjustment expenses for the year ended December 31, 2021 were $1,478,366 compared to $18,856,370 for the year ended December 31, 2020, a decrease of $17,378,004 or 92.2%. For the year ended December 31, 2021, we derived our loss and loss adjustment expenses (i) by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement through March 31, 2021 of $2,581,408, which is the effective date of the Commutation Agreement, (ii) the recording of a $147,377 gain under the Commutation Agreement and (iii) the recording of a $26,398 gain under the commutation of the reinsurance contract between CAMICO and AMIC, Ltd. The significant amount of loss and loss adjustment expenses recorded for the year ended December 31, 2020 was attributable to higher than expected loss emergence on the Company’s lawyers’ book of business in accident years 2017, 2018 and 2019.

We recorded policy acquisition costs of $1,405,774 during the year ended December 31, 2021 compared to $5,369,752 for the same period in 2020. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the year ended December 31, 2021 represents the net of (i) $955,122, being 37% of the net premiums earned under the Reinsurance Agreement as at March 31, 2021 of $2,581,408, which is the effective date of the Commutation Agreement and (ii) the reversal of the established premium deficiency reserve as at December 31, 2020 of $985,876 and the reversal of the remaining deferred policy acquisition cost balance of $1,436,528, with both reversals being attributed to the Commutation Agreement. The policy acquisition costs recorded during the year ended December 31, 2020 represented of (i) $4,383,876, being 37% of the net premiums earned under the Reinsurance Agreement as at December 31, 2021 of $11,848,463 and (ii) a premium deficiency reserve established at December 31, 2020 in the amount of $985,876.

We incurred operating and management expenses of $4,766,924 during the year ended December 31, 2021 compared to $5,543,889 for the same period in 2020, a decrease of $776,965 or 14.0%. The decrease was primarily attributable to (i) decreased board and committee meetings related expenses due to the reduction in physical meetings held during the year ended December 31, 2021 as the result of travel restrictions imposed in relation to COVID-19, (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2021 and 2020 in its effort to reduce overall costs and (iii) decreased net commissions paid to outside brokers in association with the C&F Agency Agreement as a result lower volume of premiums obtained from outside brokers during the year ended December 31, 2021 compared to the same period in 2020.

We recorded income tax expense of $561,857 for the year ended December 31, 2021 compared to $988,500 tax expense for the year ended December 31, 2020. At December 31, 2021 and 2020, we recorded an income tax recovery and expense as the result of changes in Protexure’s deferred tax asset position during the year, which was primarily attributable to Protexure’s usage of its loss carryforward from prior years plus its state income taxes for the current year. See Note 6 to our financial statements included in this Annual Report on Form 10-K for additional details.

Fair Value of Investments

During September 2021, the Company liquidated its entire investment in fixed income securities and equity securities in order to fund its commitment under the Commutation Agreement, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables show the fair value of our investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” as of December 31, 2021 and 2020.

Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
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

Our fixed income portfolio was invested in accordance with a written Investment Policy Statement adopted by our Board of Directors. We engaged professional advisors to manage day-to-day investment matters under the oversight of our Investment Committee.

Our fixed income portfolio was managed with the target objectives of achieving an annualized rate of return for the trailing 5-year period of 250 basis points over the Consumer Price Index, and total returns commensurate with Merrill Lynch’s U.S. Domestic Index. Our overall fixed income portfolio was required to have at least an “A” S&P rating, an “A2” Moody’s rating or an equivalent rating from comparable rating agencies.

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

In September 2021, the Company liquidated its fixed income portfolios as a measure to fund its commitment under the Commutation Agreement with C&F.

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

While we obtained pricing from independent pricing services, management was ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement was applied consistently and in accordance with U.S. GAAP, we periodically updated our understanding of the pricing methodologies used by the independent pricing services. We also undertook further analysis with respect to prices we believed may not be representative of fair value under current market conditions. Our review process included, but is not limited to: (i) initial and ongoing evaluation of the pricing methodologies and valuation models used by outside parties to calculate fair value; (ii) quantitative analysis; (iii) a review of multiple quotes obtained in the pricing process and the range of resulting fair values for each security, if available; and (iv) randomly selecting purchased or sold securities and comparing the executed prices to the fair value estimates provided by the independent pricing sources.

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

As of December 31, 2021, our total investments were $0 compared to $20,344,127 at December 31, 2020. In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities to fund its commitment under the Commutation. The cash and cash equivalents balance decreased from $5,732,110 at December 31, 2020 to $3,477,714 at December 31, 2021, a decrease of $2,254,396 or 39.3%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations. The restricted cash and cash equivalents balance decreased from $4,964,126 at December 31, 2020 to $0 at December 31, 2021, a decrease of $4,964,126 or 100%. This decrease resulted from the payment in October 2021 of the obligation pursuant to the Commutation Agreement. The ratio of cash and investments to total liabilities at December 31, 2021 was 1.22:1, compared to a ratio of .96:1 at December 31, 2020. Total cash and investments decreased from $31,040,363 at December 31, 2020 to $3,477,714 at December 31, 2021, a decrease of $27,562,649 or 88.8%. The net decrease derived primarily from the liquidation of its entire investment portfolio in September 2021.

Other than Temporary Impairment

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

If we concluded a fixed income investment was other-than-temporarily impaired, we wrote down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations. Gross unrealized losses on the investment portfolio as of December 31, 2021 and December 31, 2020, relating to none and three fixed maturity securities, amounted to $0 and $2,053, respectively. The unrealized losses on these available for sale fixed maturity securities were not as a result of credit, collateral or structural issues.

Liquidity and Capital Resources

Our cash needs consist of i) settlement of expenses, (ii) funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs to fund our day-to-day operations over the next twelve-month period.

The assumed reinsurance balances receivable represents the current assumed premiums receivable less commissions payable to C&F. As of December 31, 2021, the balance was $0 compared to $2,221,664 as of December 31, 2020. The decrease in assumed reinsurance balance in 2021 to $0 was due to the commutation of C&F business.

The assumed reinsurance payable represents current reinsurance losses payable to the fronting carriers. As of December 31, 2021, the balance was $0 compared to $3,175,098 as of December 31, 2020. The decrease in assumed reinsurance payable in 2021 to $0 was due to the commutation of C&F business.

Deferred policy acquisition costs, which represent the deferral of ceding commission expense related to premiums not yet earned, decreased from $724,509 at December 31, 2020 to $0 at December 31, 2021. The decrease in deferred policy acquisition costs in 2021 was due to the commutation of C&F business.

Prepaid expenses and other assets were $1,091,815 at December 31, 2021, a decrease of $384,372 from $1,476,187 at December 31, 2020. The balance primarily related to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid professional fees and (3) premiums due to Protexure under the C&F Agency Agreement. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F and other cedants under  Agency Agreements and expenses accrued relating largely to professional fees. The balance decreased from $3,689,620 at December 31, 2020 to $2,860,876 at December 31, 2021, a decrease of $828,744 or 22.5%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

During 2021 and 2020, we paid no ordinary cash dividends as a measure to preserve the Company’s capital base. Since we began paying dividends in 1995, our original shareholders have received approximately $22.87 in cumulative dividends per share. Dividend payments are subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. No dividends were paid during 2021 as a measure to preserve the Company’s capital bases, as referred to above.

Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2021 and 2020 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2021	$1,000,000	$13,589,876	$—	$619,096
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753

At December 31, 2021, approximately $.6 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2021, no amount was available for the declaration of dividends by us to our shareholders.

The BMA has authorized AMIC Ltd. to purchase our common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2022, AMIC Ltd. had purchased 232,979 common shares from shareholders who had died or retired for a total purchase price of $6,653,703. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. Through that date, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

Financial Statement Schedules:

Schedules I, II, III, IV, V, and VI are omitted as they are inapplicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 30, 2022

We have served as the Company's auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(expressed in U.S. dollars)

	2021	2020
ASSETS
Investments (Notes 3 and 4):
Fixed maturity investments, at fair value (amortized cost $0 and $19,761,231)	$—	$20,344,127
TOTAL INVESTMENTS	—	20,344,127

Cash and cash equivalents	3,477,714	5,732,110
Restricted cash and cash equivalents	—	4,964,126
Assumed reinsurance premiums receivable	—	2,221,664
Accrued investment income	—	147,975
Property and equipment (Note 5)	898,560	1,098,420
Deferred income taxes (Note 6)	1,059,000	1,614,000
Deferred policy acquisition costs	—	724,509
Prepaid expenses and other assets (Note 7)	1,091,815	1,476,187
TOTAL ASSETS	$6,527,089	$38,323,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses (Note 8)	$—	$20,936,677
Unearned premiums	—	4,622,666
Assumed reinsurance payable	—	3,175,098
Accrued expenses and other liabilities (Note 9)	2,860,876	3,689,620
TOTAL LIABILITIES	$2,860,876	$32,424,061

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2021 and 2020: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	5,656,163	7,250,194
Accumulated other comprehensive income (loss)	—	582,896
Shares held by Subsidiary (375,861 and 374,141 shares) at cost	(9,272,496)	(9,216,579)
TOTAL SHAREHOLDERS’ EQUITY	3,666,213	5,899,057
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,527,089	$38,323,118

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2021 and 2020

(expressed in U.S. dollars)

	2021	2020
REVENUES
Net premiums earned (Note 11)	$2,581,408	$11,848,463
Commission income	3,404,698	5,698,299
Net investment income (Note 4)	205,851	383,810
Net realized and unrealized gain (loss) on investments (Note 4)	426,933	(1,764,276)
TOTAL REVENUES	6,618,890	16,166,296
LOSSES AND EXPENSES
Losses and loss adjustment expenses (Note 8)	1,478,366	18,856,370
Policy acquisition costs	1,405,774	5,369,752
Operating and management expenses (Note 12)	4,766,924	5,543,889
TOTAL LOSSES AND EXPENSES	7,651,064	29,770,011
LOSS BEFORE TAX	(1,032,174)	(13,603,715)
Tax expense (Note 6)	561,857	988,500
NET LOSS AFTER TAX	$(1,594,031)	$(14,592,215)
NET LOSS PER SHARE
Basic	$(2.57)	$(23.36)
Diluted	$(2.57)	$(23.36)
Weighted average number of common shares outstanding for the year
Basic	619,822	624,536
Diluted	619,822	624,536

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

years ended December 31, 2021 and 2020

(expressed in U.S. dollars)

	2021	2020
NET LOSS AFTER TAX	$(1,594,031)	$(14,592,215)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains arising during the period	(239,546)	561,727
Reclassification adjustment for gains included in net income	(343,350)	(82,461)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(582,896)	479,266
COMPREHENSIVE LOSS	$(2,176,927)	$(14,112,949)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2021 and 2020

(expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	$995,253	$6,465,776	$21,842,409	$103,630	$(9,063,617)	$20,343,451
Net loss	—	—	(14,592,215)	—	—	(14,592,215)
Stock option awards expense	—	(178,483)	—	—	—	(178,483)
Other comprehensive gain
Unrealized gain on securities, net of reclassification adjustment	—	—	—	479,266	—	479,266
Purchase of shares by subsidiary, net	—	—	—	—	(152,962)	(152,962)
BALANCE AT DECEMBER 31, 2020	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net loss	—	—	(1,594,031)	—	—	(1,594,031)
Stock option awards expense	—	—	—	—	—	—
Other comprehensive loss
Unrealized loss on securities, net of reclassification adjustment	—	—	—	(582,896)	—	(582,896)
Purchase of shares by subsidiary, net	—	—	—	—	(55,917)	(55,917)
BALANCE AT DECEMBER 31, 2021	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2021 and 2020

(expressed in U.S. dollars)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,594,031)	$(14,592,215)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	62,811	72,161
Stock option awards expense	—	(178,483)
Depreciation and amortization on property and equipment	347,337	306,913
Net realized and unrealized (gains) losses on investments	(426,933)	1,764,276
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	2,221,664	3,474,183
Accrued investment income	147,975	(43,040)
Deferred income taxes	555,000	950,000
Deferred policy acquisition costs	724,509	1,239,543
Prepaid expenses and other assets	384,372	543,435
Liability for losses and loss adjustment expenses	(20,936,677)	6,970,633
Unearned premiums	(4,622,666)	(685,732)
Assumed reinsurance payable	(3,175,098)	(3,581,079)
Accrued expenses and other liabilities	(828,744)	(2,183,510)
Net cash used in operating activities	(27,140,481)	(5,942,915)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(147,477)	(299,820)
Purchases of available-for-sale securities	(5,545,313)	(11,505,934)
Proceeds from sales of available-for-sale securities	1,684,014	14,941,172
Proceeds from redemptions of fixed maturity investments	21,650,652	3,362,080
Proceeds from maturities of fixed maturity investments	2,336,000	2,535,000
Net cash provided by investing activities	19,977,876	9,032,498
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	(55,917)	(152,962)
Net cash used in financing activities	(55,917)	(152,962)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,218,522)	2,936,621
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	10,696,236	7,759,615
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$3,477,714	$10,696,236

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

Agency Agreements with C&F and ISMIE

On September 25, 2009, Protexure entered into an agency agreement (the “C&F Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia. The initial term of the C&F Agency Agreement was for four years with automatic one-year renewals thereafter. The C&F Agency Agreement automatically renewed on September 25, 2021.

In October 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminates the C&F Agency Agreement effective March 31, 2022.  Under the terms of the signed addendum, Protexure will be permitted to issue new and renewal professional liability policies on C&F paper with effective dates no later than March 31, 2022.

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC. for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure will transition the lawyers and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies will also be written by the Hanover Insurance Company.

Reinsurance Agreement

We conducted our reinsurance business through AMIC Ltd., our subsidiary, which is a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F are not subject to the 50% quota share reinsurance to AMIC Ltd. The term of the Reinsurance Agreement was continuous and could be terminated by either party upon at least 120 days’ prior written notice to the other party.

During the third quarter of 2021, a commutation agreement effective as of March 31, 2021, was entered into by and between C&F and AMIC, Ltd. (the “Commutation Agreement”), whereby C&F and AMIC, Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement.  In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.

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

We decided not to renew the CAMICO contract and permitted the contract to expire pursuant to its terms on May 31, 2009. We remained potentially liable for claims related to coverage through May 31, 2009.

During the first quarter of 2022, a Commutation Agreement, effective December 31, 2021, was entered into between CAMICO and AMIC, Ltd, whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 is to be paid by AMIC Ltd. to CAMICO.

The entry into the Commutation Agreement resulted in a net gain of $26,398. This amount is included in losses and loss adjustment expenses in the Condensed Consolidated Statement of Operations.

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

Liability for losses and loss adjustment expenses

The liability for unpaid losses and loss adjustment expenses included case-basis estimates of reported losses plus supplemental amounts for projected losses incurred but not reported (IBNR), calculated based upon loss projections utilizing certain actuarial assumptions and AMIC Ltd.’s historical loss experience supplemented with industry data. The aggregate liability for unpaid losses and loss adjustment expenses at year end represented management’s best estimate, based upon the available data, of the amount necessary to cover the ultimate cost of loss, based upon an actuarial analysis prepared by independent actuaries. However, because of the volatility inherent in professional liability coverage, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly in excess of or less than the amount indicated in the financial statements. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. AMIC Ltd. does not discount its loss reserves for purposes of these financial statements.

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

Investments

AmerInst classified its fixed maturity investments as available-for-sale. Accordingly, AmerInst reported these fixed income securities at their estimated fair values with unrealized holding gains and losses being reported as other comprehensive income (loss). Realized gains and losses on sales of fixed maturity investments were accounted for by specifically identifying the cost and are reflected in the income statement in the period of sale.

Declines in the fair value of fixed maturity investments below cost were evaluated for other than temporary impairment losses. The evaluation for other than temporary impairment losses is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of fixed maturity investments are other than temporary. The risks and uncertainties included the Company’s intent and ability to hold the security, changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, and the effects of changes in interest rates. AmerInst’s accounting policy requires that a decline in the value of a fixed maturity security below its cost basis be assessed to determine if the decline is other than temporary. If so, the fixed maturity security is deemed to be impaired and a charge is recorded in net realized losses equal to the difference between the fair value and the cost basis of the security. The fair value of the impaired investment becomes its new cost basis.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AmerInst had classified its equity securities as available-for-sale. Our equity investments were carried at fair value, with changes in fair value recognized within net realized and unrealized gains (losses) on the consolidated statement of operations.

Cash and cash equivalents

Cash equivalents include money market funds. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities.

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

Accounting Standards Not Yet Adopted

Financial Instruments Credit Losses-Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company’s insurance premium balances receivables were also more significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The tentative effective date for the ASU is January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PLEDGED ASSETS

Pursuant to its reinsurance agreements, AMIC Ltd. is required to provide its ceding companies with collateral to secure its obligations to them. At December 31, 2021 and 2020, AMIC Ltd.’s collateral obligation to C&F amounted to $0 and $31,705,419, respectively. During 2021, AMIC Ltd.’s collateral obligations to C&F decreased to $0 due to the Commutation Agreement.

At December 31 2020, AMIC Ltd. has provided C&F with a Section 114 Trust, held by Comerica Bank, with restricted cash and cash equivalents and investments with a carrying value of $25,437,267. At December 31, 2020, AMIC Ltd. failed to meet its collateral obligations to C&F by $6,268,152 as AMIC Ltd. did not have sufficient restricted cash and cash equivalents and investments to meet this obligation.

Cash and Cash Equivalents at December 31, 2021 and 2020 include $1,794,001 and $2,163,741 held by Protexure in a fiduciary capacity, respectively.

4. INVESTMENTS

In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities in order to fund its commitment under the Commutation Agreement, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The cost or amortized cost, gross unrealized holding gains and losses, and estimated fair value of fixed maturity investments, by major security type, and equity securities at December 31, 2021 and 2020 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
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
December 31, 2021
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

As of December 31, 2021 and 2020, there were 0 and 3 fixed income securities in an unrealized loss position with an estimated fair value of $0 and $789,106, respectively. Of these fixed income securities as at December 31, 2021 and 2020, none had been in an unrealized loss position for 12 months or greater.

The cost or amortized cost and estimated fair value of fixed maturity investments at December 31, 2021 and 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Estimated Fair Value
December 31, 2021
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$—	$—

	Amortized Cost	Estimated Fair Value
December 31, 2020
Due in one year or less	$2,623,260	$2,637,533
Due after one year through five years	12,982,049	13,388,495
Due after five years through ten years	3,700,157	3,843,880
Due after ten years	455,765	474,219
Total	$19,761,231	$20,344,127

Information on sales and maturities of investments during the twelve months ended December 31, 2021 and 2020 are as follows:

	2021	2020
Total proceeds on sales of available-for-sale securities	$1,684,014	$14,941,172
Total proceeds from redemptions of fixed maturity investments	21,650,652	3,362,080
Total proceeds from maturities of fixed maturity investments	2,336,000	2,535,000
Gross gains on sales	499,859	4,346,482
Gross losses on sales	(72,926)	(1,635,142)
Net unrealized (losses) gains on equity investments	—	(4,475,616)
Total	$426,933	$(1,764,276)

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments

The following tables show the fair value of the Company’s investments in accordance with ASC 820, “Fair Value Measurements and Disclosures” as of December 31, 2021 and 2020.

Fair value measurement using:
	Carrying amount	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2021 and 2020.

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

At each measurement date, we estimate the fair value of the security using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our investments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of investments. The following describes the valuation techniques we used to determine the fair value of investments held and what level within the fair value hierarchy each valuation technique resides:

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There have been no material changes to any of our valuation techniques from what was used as of December 31, 2020. Since the fair value of a financial instrument is an estimate of what a willing buyer would pay for our asset if we sold it, we will not know the ultimate value of our financial instruments until they are sold. We believe the valuation techniques utilized provide us with the best estimate of the price that would be received to sell our assets or transfer our liabilities in an orderly transaction between participants at the measurement date.

Major categories of net interest and dividend income are summarized as follows:

	2021	2020
Interest earned:
Fixed maturity investments	$235,090	$347,488
Short term investments and cash and cash equivalents	7,637	11,600
Dividends earned	13,508	134,457
Investment expenses	(50,384)	(109,735)
Net investment income	$205,851	$383,810

5. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at December 31, 2021 and 2020 at cost, less accumulated depreciation and amortization, totaled $898,560 and $1,098,420, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2021
Furniture and fixtures	$36,705	$34,337	$2,368
Office equipment	107,392	84,992	22,400
Computer equipment	24,129	20,529	3,600
Internal use software	1,757,425	887,233	870,192
Total	$1,925,651	$1,027,091	$898,560

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2020
Furniture and fixtures	$36,705	$31,626	$5,079
Office equipment	107,392	69,651	37,741
Computer equipment	23,161	17,468	5,693
Internal use software	1,712,136	662,229	1,049,907
Total	$1,879,394	$780,974	$1,098,420

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. TAXATION

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2021	2020
Earnings before income tax	$(1,036,719)	$(13,603,715)
Expected tax	—	—
Foreign taxes at local expected rates	6,857	38,500
Change in deferred tax asset of US subsidiary	(69,000)	950,000
Deferred tax expense from enacted rate reductions	—	—
Change in valuation allowance	624,000	—
Net tax expense	$561,857	$988,500

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Management has reduced deferred tax assets by a valuation allowance as the ability of the Company to realize these benefits has not certain at this time. The components of net deferred income tax assets and liabilities are comprised of the following:

	2021	2020
Capitalized start-up expenses	$44,000	$58,000
Operating loss carryforwards	945,000	1,483,000
Unearned commission income	50,000	61,000
Depreciation and amortization	20,000	12,000
Deferred tax assets	$1,059,000	$1,614,000

7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at December 31, 2021 and 2020 comprise the following:

	2021	2020
Prepaid expenses	171,342	212,626
Accounts receivable	520,117	920,868
Policy acquisition costs and other assets	258,996	312,193
Building right of use asset	141,360	—
Funds held with reinsurer	—	30,500
	$1,091,815	$1,476,187

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Details of the liability for unpaid losses and loss adjustment expenses at December 31, 2021 and 2020 are as follows:

	2021	2020
Case basis estimates	$—	$8,002,720
IBNR reserves	—	12,933,957
Totals	$—	$20,936,677

Liability for losses and loss adjustment expense activity is as follows:

	2021	2020
Liability—beginning of year	$20,936,677	$13,966,044
Incurred related to:
Current year	1,478,366	10,512,394
Prior years	—	8,343,976
Total incurred	1,478,366	18,856,370

Paid related to:
Current year	(4,267)	(1,864,593)
Prior years	(22,410,776)	(10,021,144)
Total paid	(22,415,043)	(11,885,737)

Liability—end of year	$—	$20,936,677

Current year incurred losses for the year ended December 31, 2021 are derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned as at March 31, 2021, which is the effective date of the Commutation Agreement, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prior year incurred losses represent the net gain that resulted from AMIC Ltd.’s entry into Commutation Agreement and entry in the commutation agreement with CAMIO, as also discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the change in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $8,343,976 in 2020. The 2020 unfavorable development was primarily due to higher than expected large loss emergence in accident years 2017, 2018 and 2019.

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

The Company has accumulated claims count information by accident year from the loss data for all claims reported as at March 31, 2021 it received from C&F. The Company’s methodology for determining reported claims count information is on a per claims basis by accident year and is inclusive of claims that are open, re-opened, closed with payment and closed without payment.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended December 31,										IBNR Reserves Dec. 31,	Cumulative Number of Reports
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	Claims
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Accident Year
2012	$702	$763	$393	$450	$429	$418	$365	$361	$360	$360	$0	74
2013		1,218	1,585	1,340	1,166	1,160	926	842	825	826	0	88
2014			2,589	2,640	2,562	2,641	2,743	2,082	2,035	2,034	0	169
2015				3,703	4,485	4,290	3,859	4,768	4,788	4,788	0	240
2016					4,184	4,495	3,927	3,963	3,833	3,834	0	282
2017						5,622	7,647	7,846	9,018	9,017	0	364
2018							5,450	6,523	8,847	8,847	0	442
2019								6,575	11,616	11,615	0	527
2020									10,512	10,512	0	444
2021										1,479	0	94
									Total	$53,313

	For the Years Ended December 31,										Liability for Claims And Allocated Claim Adjustment Expenses
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Net of Reinsurance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)	Unaudited)	Unaudited)			2012 -	Before
	Paid Claims and Allocated Adjustment Expense, Net of Reinsurance										2021	2011
Accident Year
2012	$702	$763	$393	$450	$429	$418	$365	$361	$350	$350
2013		1,218	1,585	1,340	1,166	1,160	926	842	818	818
2014			2,589	2,640	2,562	2,641	2,743	2,082	2,012	2,012
2015				3,703	4,485	4,290	3,859	4,768	4,232	4,381
2016					4,184	4,495	3,927	3,963	3,413	3,473
2017						5,622	7,647	7,846	7,305	7,370
2018							5,450	6,523	5,981	6,521
2019								6,575	4,964	5,582
2020									1,864	2,457
2021										4
									Total	$32,968	$0	N/A

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	7.8%	32.5%	20.0%	11.4%	7.1%	4.3%	1.2%	0.0%	0.1%	0.0%

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at December 31, 2021 and 2020 comprise the following:

	2021	2020
Premiums payable	2,143,468	2,850,031
Accounts payable and accrued liabilities	293,169	506,460
Unearned commission income	176,693	217,468
Building lease liability	136,816	—
Other liabilities	110,730	115,661
	$2,860,876	$3,689,620

10. SHAREHOLDERS’ EQUITY

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

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchase of our common stock to $500,000 per calendar year. In addition, AMIC Ltd.is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base. In the future, the Board may consider reinstating the amended and restated AmerInst’s Statement of Share Ownership Policy if market conditions and the Company’s capital base support reinstatement.

11. PREMIUMS WRITTEN

Premiums written were $(2,041,258) and $11,162,731 during 2021 and 2020, respectively. The decrease in net premiums written was due to the Commutation Agreement. The premiums written during the year ended December 31, 2020 were attributable to premium cessions from C&F under the Reinsurance Agreement.

12. OPERATING AND MANAGEMENT EXPENSES

With the exception of Protexure, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Davies Captive Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Davies Captive Management Limited. The Company paid Davies Captive Management Limited $352,322 and $362,000 in fees during 2021 and 2020, respectively.

Operating and management expenses include compensation paid to members of the Board of Directors and various committees of the Board totaling $148,924 in 2021 and $381,650 in 2020. Included as a part of this compensation are annual retainers paid to directors in the form of common shares of the Company in the amount of $0 and $70,000 for the years ended December 31, 2021 and 2020, respectively. Such amounts are included as part of purchase of shares by subsidiary, net, in the consolidated statements of changes in shareholders’ equity and cash flows.

In 2021 the company discontinued paying annual retainers as part of compensation to its members of the Board of Directors as a cost savings measure.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

Our ability to pay dividends to our shareholders and to pay our operating expenses is dependent on cash dividends from our subsidiaries. AMIC Ltd.’s ability to pay dividends to AmerInst is subject to the provisions of the Bermuda insurance and companies laws and the requirement to provide the ceding companies with collateral. Under the Companies Act, AMIC Ltd. would be prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital, and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they become due in the ordinary course of its business, and fund its collateral obligations to ceded companies, after the payment of a dividend. The payment of such dividends by AMIC Ltd. to us is also limited under Bermuda law by the Insurance Act and Related Regulations which require that AMIC Ltd. maintain minimum levels of solvency and liquidity as described above. For the years ended December 31, 2021 and 2020 these requirements have been met as follows:

	Statutory Capital & Surplus		Relevant Assets
	Minimum	Actual	Minimum	Actual
December 31, 2021	$1,000,000	$13,589,876	$—	$619,096
December 31, 2020	$3,140,502	$24,746,999	$21,550,831	$28,678,753

At December 31, 2021, approximately $.6 million was available for the declaration of dividends by AMIC Ltd. to us. Management expects that any dividend AMIC, Ltd. declares to us over the next twelve-month time period will be utilized entirely by us to fund our day-to-day operations. Therefore, as of December 31, 2021, no amount was available for the declaration of dividends by us to our shareholders.

Statutory loss for the years ended December 31, 2021 and 2020 was $574,228 and $16,483,222, respectively.

14. SEGMENT INFORMATION

For 2021, AmerInst had two reportable segments: (1) reinsurance activity, which also includes investments and other activities, and (2) insurance activity, which offers professional liability solutions to professional service firms under the C&F Agency Agreement.

	As of and for the Year Ended December 31, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$3,213,768	$3,405,122	$6,618,890
Total losses and expenses	4,013,676	4,199,245	8,212,921
Segment loss	(799,908)	(794,123)	(1,594,031)
Identifiable assets	—	898,560	898,560

	As of and for the Year Ended December 31, 2020
	Reinsurance Segment	Insurance Segment	Total
Revenues	$10,463,588	$5,702,708	$16,166,296
Total losses and expenses	27,498,921	3,259,590	30,758,511
Segment (loss) income	(17,035,333)	2,443,118	(14,592,215)
Identifiable assets	—	1,098,420	1,098,420

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCK COMPENSATION

Phantom Shares:

Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, has employment agreements with two key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 48,762 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year, no phantom shares were granted.

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

During the third quarter of 2021, the death occurred of one former key member of Protexure’s senior management, who had been granted phantom shares.  At the date of his death, this former employee held 13,483 phantom shares, which vested on January 1, 2015. Due to the overall decrease in the net book value of the Company’s common shares since the grant date of his phantom shares, there is no liability payable by the Company to this former employee relating to these phantom shares. The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the year ended December 31, 2021:

62,920 and 76,403 phantom shares were outstanding at December 31, 2021 and December 31, 2020, respectively. The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the year ended December 31, 2021:

Number of Phantom Shares
Outstanding—beginning	76,403
Granted—arising from dividends declared during the year.	-
Forfeited—due to death	(13,483)
Outstanding—ending	62,920

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at December 31, 2021.

Stock Option Plan:

A summary of the status of the stock option plan as of December 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2021	34,200	$28.43	10,800	$28.86	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		1.4		1.3

A summary of the status of the stock option plan as of December 31, 2020 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2020	16,400	$28.34	28,600	$28.65	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2020	25,300	$28.40	19,700	$28.71	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	2.2		2.3		2.3

No options were granted during 2021 and 2020 and 2019.

Information pertaining to options outstanding at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$27.99	7,000	1.0	$27.99	28,000	$27.99	1.0
$30.58	2,800	2.0	$30.58	4,200	$30.58	2.0
$30.14	1,000	2.8	$30.14	2,000	$30.14	2.8

Information pertaining to options outstanding at December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$27.99	14,000	2.0	$27.99	21,000	$27.99	2.0
$30.58	4,200	3.0	$30.58	2,800	$30.58	3.0
$30.14	1,500	3.8	$30.14	1,500	$30.14	3.8

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2021, there was no intrinsic value associated with (i) the 35,000 options granted March 3, 2017, (ii) the 7,000 options granted on January 1, 2018 and (iii) the 5,000 optioned granted on October 1, 2018 where the market value of the stock as of the close of business at year end was $5.92 per share as compared with the option exercise prices of $27.99, $30.58 and $30.14, respectively.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 and $(178,483) of compensation expense for stock options in the years ended December 31, 2021 and 2020, respectively.

16. COMMITMENTS AND CONTINGENCIES

Protexture leases office space under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. In June 2021, the company executed a lease extension to July 31, 2023. Minimum lease payments, subsequent to December 31, 2021 are $100,470 in 2022 and 60,331 in 2023.

The company may be eligible for an employee retention credit for 2020 & 2021 but the amount of the credit and eligibility is uncertain at this time.  Management anticipates filing the required applications to obtain such credits when further clarity on entitlement is obtained.

17. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2021	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,070,381	$2,248,830	$(1,737,803)	—
Commission income	1,033,475	814,161	808,896	748,166
Net investment income	70,989	75,742	57,893	1,227
Net realized and unrealized gain	30,558	51,523	344,852	—
Total revenues	$3,205,403	$3,190,256	$(562,162)	$749,393
Net (loss) income	$344,147	$(93,078)	$(955,112)	$(889,988)
Basic (loss) income per share	$0.55	$(0.15)	$(1.54)	$(1.43)
Diluted (loss) income per share	$0.55	$(0.15)	$(1.54)	$(1.43)

2020	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,579,616	$2,930,898	$3,437,196	$2,900,753
Commission income	1,637,601	1,467,696	1,437,181	1,155,821
Net investment income	111,811	97,024	99,444	75,531
Net realized and unrealized gain	(4,377,990)	1,625,128	988,562	24
Total revenues	$(48,962)	$6,120,746	$5,962,383	$4,132,129
Net (loss) income	$(4,477,597)	$1,465,255	$(8,277,992)	$(3,301,881)
Basic (loss) income per share	$(7.16)	$2.34	$(13.23)	$(5.31)
Diluted (loss) income per share	$(7.16)	$2.34	$(13.23)	$(5.31)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2021.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 2, 2022 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K. The Company has two executive officers, one of whom is a director of the Company.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2021.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Other Matters—Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2022.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Other Matters—Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2022.

Item 14.         Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Appointment of Auditors” in the Company’s Proxy Statement relating to its Annual General Meeting to be held on June 2, 2022.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 24.

(a)(2)	See Index to Financial Statements and Schedules on page 24.

(a)(3)	See Index to Exhibits set forth on pages 56 – 57 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 24.

The Index to Exhibits beginning on page 56 of this Annual Report on Form 10-K is incorporated by reference to this Item  15.

Item 16.         Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2021

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

10.4	Employment Agreement effective May 20, 2019 between Protexure Insurance Agency, Inc and F. Kyle Nieman III effective May 20, 2019

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

10.7	Addendum to Management Agreement between USA Risk Group (Bermuda), Ltd., Cedar Management Limited and AMIC Ltd. effective January 1, 2012 (filed 3/29/12) (No. 000-28249)

10.8	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249).

10.9	Addendum to Management Agreement between Citadel Management Bermuda Limited and AMIC Ltd. effective January 1, 2020 (filed 3/30/20) (No. 000-28249).

10.10	Addendum to Management Agreement between Davies Captive Management Limited and AMIC Ltd. effective January 1, 2022*

10.11	Form of Non-Qualified Stock Option Agreement (filed 3/31/17) (No. 000-28249)

10.12	Commutation and Release Agreement, dated October 12, 2021, among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company— incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249).

10.13	First Amendment to Agency Agreement, dated October 12, 2021, among Protexure Insurance Agency, Inc. f/k/a AmerInst Professional Services Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company— incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249).

10.14	Managing General Agency Agreement, dated January 1, 2022, by and between Amwins Specialty Casualty Solutions, LLC and Protexure Insurance Agency, Inc.*

11.1	Statement re Computation of Per Share Earnings.**

Exhibit Number	Description

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Instance Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith
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

Dated: March 30, 2022	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ STUART H. GRAYSTON
Stuart H. Grayston, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STUART H. GRAYSTON	President and Director	March 30, 2022
Stuart H. Grayston	(Principal Executive Officer)

/S/ THOMAS R. MCMAHON	Chief Financial Officer and Treasurer	March 30, 2022
Thomas R. McMahon	(Principal Financial and Accounting Officer)

/S/ IRVIN F. DIAMOND	Director and Chairman of the Board	March 30, 2022
Irvin F. Diamond

/S/ JEROME A. HARRIS	Director and Vice-Chairman of the Board	March 30, 2022
Jerome A. Harris

/S/ JEFFRY I. GILLMAN	Director	March 30, 2022
Jeffry I. Gillman

/S/ DAVID R. KLUNK	Director	March 30, 2022
David R. Klunk

/S/ THOMAS B. LILLIE	Director	March 30, 2022
Thomas B. Lillie

/S/ Vincent C. Pangia	Director	March 30, 2022
Vincent C. Pangia

/S/ Joseph P. Murphy	Director	March 30, 2022
Joseph P. Murphy