Form 10-Q
period 2022-03-31
AMERINST INSURANCE GROUP LTD
filed 2022-05-13
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2022.

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

(441) 295-2185

(Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2022, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	our continuing ability to enter into new agency agreements with other carriers;

•	changes in the amount of professional liability business accepted by our insurance company partners;

•	our ability to generate increased revenues and positive earnings in future periods;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance or an increase in the supply of professional liability insurance capacity;

•

our ability to meet the performance goals and metrics set forth in our business plan without a significant depletion of our cash resources while maintaining sufficient capital levels and liquidity levels;

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our customers, third-party managers, and service providers;

•	increased competitive pressures, including the consolidation and increased globalization of insurance providers;

•	increased or decreased rate pressure on premiums;

•	the successful integration of businesses we may acquire or new business ventures we may start;

•	the magnitude and duration of the ongoing COVID-19 pandemic and its impact on the global economy and financial market conditions and our business;

•	the effects of natural disasters, harsh weather conditions, widespread health emergencies, military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

•	climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	compliance with and changes in the legal or regulatory environments in which we operate; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Cash and cash equivalents	$2,636,767	$3,477,714
Property and equipment (Note 2)	848,547	898,560
Deferred income taxes	1,077,000	1,059,000
Prepaid expenses and other assets (Note 3)	1,111,764	1,091,815
TOTAL ASSETS	$5,674,078	$6,527,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$2,218,126	$2,860,876
TOTAL LIABILITIES	$2,218,126	$2,860,876
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2022 and 2021: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	5,445,902	5,656,163
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	3,455,952	3,666,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,674,078	$6,527,089

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUE
Net premiums earned	$—	$2,070,381
Commission income	777,506	1,033,475
Net investment income	31	70,989
Net realized and unrealized (loss) gain on investments	—	30,558
TOTAL REVENUE	777,537	3,205,403
LOSSES AND EXPENSES
Losses and loss adjustment expenses	—	1,325,044
Policy acquisition costs	—	257,587
Operating and management expenses	1,005,798	1,260,625
TOTAL LOSSES AND EXPENSES	1,005,798	2,843,256
NET (LOSS) INCOME BEFORE TAX	$(228,261)	$362,147
Income tax expense	(18,000)	18,000
NET (LOSS) INCOME AFTER TAX	$(210,261)	$344,147
OTHER COMPREHENSIVE (LOSS)
Net unrealized holding (losses) arising during the period	—	(186,782)
OTHER COMPREHENSIVE (LOSS)	—	(186,782)
COMPREHENSIVE (LOSS) INCOME	$(210,261)	$157,365
RETAINED EARNINGS, BEGINNING OF PERIOD	$5,656,163	$7,250,194
Net income (loss)	(210,261)	344,147
Dividends	—	—
RETAINED EARNINGS, END OF PERIOD	5,445,902	7,594,341
Per share amounts
Net income (loss) per share
Basic	$(0.34)	$0.55
Diluted	$(0.34)	$0.55
Dividends	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	621,112
Diluted	619,392	621,112

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of March 31, 2022

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net income	—	—	(210,261)	—	—	(210.261)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952

As of March 31, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)
BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(801,516)	$(873,682)
INVESTING ACTIVITIES
Purchases of property and equipment	(39,431)	(26,638)
Purchases of available-for-sale securities	—	(2,517,023)
Proceeds from redemptions of fixed maturity investments	—	600,000
Proceeds from maturities of fixed maturity investments	—	990,000
Net Cash (used in) provided by Investing Activities	(39,431)	(953,661)
FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	—
Net Cash provided by Financing Activities	—	—
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(840,947)	(1,827,343)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$3,477,714	$10,696,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,636,767	$8,868,893

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2021 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2022

No new accounting standards adopted in 2022.

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

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at March 31, 2022 and December 31, 2021 at cost, less accumulated depreciation and amortization, totaled $848,547 and $898,560 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
March 31, 2022
Furniture and fixtures	$36,705	$34,573	$2,132
Office equipment	107,392	88,752	18,640
Computer equipment	24,129	21,030	3,099
Internal use software	1,796,856	972,180	824,676
Total	$1,965,082	$1,116,535	$848,547

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2021
Furniture and fixtures	$36,705	$34,337	$2,368
Office equipment	107,392	84,992	22,400
Computer equipment	24,129	20,529	3,600
Internal use software	1,757,425	887,233	870,192
Total	$1,925,651	$1,027,091	$898,560

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at March 31, 2022 and December 31, 2021 comprise the following:

	2021	2021
Prepaid expenses and other assets	210,145	171,342
Accounts receivable	536,139	520,117
Policy acquisition costs	247,680	258,996
Building right of use asset	117,800	141,360
	$1,111,764	$1,091,815

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at March 31, 2022 and December 31, 2021 comprise the following:

	2021	2021
Premiums payable	1,650,352	2,143,468
Accounts payable and accrued liabilities	272,752	293,169
Unearned commission income	63,411	176,693
Building lease liability	122,091	136,816
Other liabilities	109,520	110,730
	$2,218,126	$2,860,876

5. INVESTMENTS

In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities to fund its commitment under the C&F Commutation Agreement (as defined below). Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
Total proceeds on sales of available-for-sale securities	$—	$—
Proceeds from redemptions of fixed maturity investments	—	600,000
Total proceeds from maturities of fixed maturity investments	—	990,000
Gross gains on sales	—	—
Gross losses on sales	—	—
Net unrealized gains on equity investments	—	30,558
Total	$—	$30,558

Net Investment Income

Major categories of net investment income during the three months ended March 31, 2022 and 2021 are summarized as follows:

	March 31, 2022	March 31, 2021
Interest earned:
Fixed maturity investments	$—	$85,038
Short term investments and cash and cash equivalents	31	889
Dividends earned	—	(219)
Investment expenses	—	(14,719)
Net investment income	$31	$70,989

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Liability—beginning of year	$—	$20,936,677
Incurred related to:
Current year	—	1,325,044
Prior years	—	—
Total incurred	—	1,325,044
Paid related to:
Current year	—	—
Prior years	—	—
Total paid	—	—
Liability—end of year	$—	$22,261,721

During the third quarter of 2021, a commutation agreement, effective as of March 31, 2021 (the “C&F Commutation Agreement”), was entered into by and between C&F and AMIC Ltd. (each as defined in Management’s Discussion and Analysis, below), whereby C&F and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement (as defined in Management’s Discussion and Analysis, below).  In accordance with the C&F Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.

During the first quarter of 2022, a commutation agreement, effective December 31, 2021 (the “CAMICO Commutation Agreement”), was entered into between CAMICO Mutual Insurance Company (“CAMICO”) and AMIC Ltd., whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the CAMICO Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 was paid by CAMICO to AMIC Ltd. in March 2022.

7. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2022 and 2021.

	As of and for the Three Months Ended March 31, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$29	$777,505	$777,537
Total expenses	171,402	816,396	987,798
Segment income	(171,373)	(38,888)	(210,261)
Identifiable assets	—	848,547	848,547

	As of and for the Three Months Ended March 31, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,171,668	$1,033,735	$3,205,403
Total losses and expenses	1,871,283	989,973	2,861,256
Segment income	300,385	43,762	344,147
Identifiable assets	—	1,042,693	1,042,693

8. STOCK COMPENSATION

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

For these two employees, the phantom shares initially granted, as well as any additional shares granted from dividends declared, vested on January 1, 2015. The liability payable to each of these employees under the phantom share agreements is equal to the value of the phantom shares based on the net book value of the Company’s actual common shares at the end of the previous quarter less the value of phantom shares initially granted and is payable in cash upon (i) the participant’s death, termination of employment due to disability, retirement at or after age 65 or resignation for good reason, (ii) termination of the participant by the Company without cause, (iii) termination by the participant without good reason or (iv) change in control of the Company.

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2022.

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

A summary of the status of the stock option plan as of March 31, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—March 31, 2022	42,600	$28.43	2,400	$30.40	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		2.3		1.3

A summary of the status of the stock option plan as of December 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2021	34,200	$28.43	10,800	$28.86	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		1.4		1.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the three months ended March 31, 2022 and 2021, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2021 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the reinsurance and corporate activity reportable segment and the insurance activity reportable segment were $29 and $777,508, respectively, for the three months ended March 31, 2022 compared to $2,171,668 and $1,033,735, respectively, for the three months ended March 31, 2021. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC. for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure will transition the lawyers and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies will also be written by the Hanover Insurance Company. The C&F Agency Agreement and the ISMIE Agency Agreement are referred to herein as, collectively, the “Agency Agreements.”

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

During the third quarter of 2021, C&F and AMIC Ltd. entered into the C&F Commutation Agreement, which became effective as of March 31, 2021, whereby C&F and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement.  In accordance with the C&F Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021.

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

During the first quarter of 2022, CAMICO and AMIC Ltd. entered into the CAMICO Commutation Agreement, which became effective December 31, 2021, whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the CAMICO Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 was paid by CAMICO to AMIC Ltd. in March 2022.

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

Three months ended March 31, 2022 compared to three months ended March 31, 2021

We recorded net loss of $210,261 for the three months ended March 31, 2022 compared to a net income of $344,147 for the same period in 2021. The decrease in net income is due primarily to a reduction in earned premium, partially offset by reductions in losses and loss expenses and policy acquisition costs; a reduction in commission income; and reductions in net investment income and net realized and unrealized gains on investments, partially offset by a reduction in operating and management expenses

Our net premiums earned for the first quarter of 2022 were $0 compared to $2,070,381 for the first quarter of 2021, a decrease of $2,070,381 or 100%. The net premiums earned during the quarter ended March 31, 2021, were attributable to cessions from C&F under the Reinsurance Agreement. The Company entered into the C&F Commutation Agreement with C&F effective March 31, 2021, and no premiums subsequent to that date were ceded pursuant to the Reinsurance Agreement.

For the quarters ended March 31, 2022 and 2021, we recorded commission income under the Agency Agreements of $777,506 and $1,033,475, respectively, a decrease of $255,969 or 24.8%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the first quarter of 2022 compared to the first quarter of 2021, which is primarily attributed to the decrease in premiums written under the C&F agency agreement.

We recorded net investment income of $31 for the quarter ended March 31, 2022 compared to $70,989, for the quarter ended March 31, 2021. The decrease in net investment income was attributable to a decrease in interest earned on short term investments and cash and cash equivalents as the result of the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0% for the quarter ended March 31, 2022, compared to the 1% yield earned for the quarter ended March 31, 2021.

We recorded net realized and unrealized gains on investments of $0 during the quarter ended March 31, 2022 compared to net realized and unrealized losses of $30,558 during the quarter ended March 31, 2021, a decrease of $30,558 or 100%. The decrease is attributed to the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities.

For the quarter ended March 31, 2021, we recorded loss and loss adjustment expenses of $0. For the quarter ended March 31, 2021, we recorded loss and loss adjustment expenses of $1,325,044 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,070,381. The decrease in loss and loss adjustment expense was due to the commutation of business under the reinsurance agreements.

We recorded policy acquisition costs of $0 in the first quarter of 2022 compared to $257,587 for the same period in 2021. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned; therefore, any increase or decrease in premiums earned will result in a similar increase or decrease in policy acquisition costs, subject to any premium deficiency. The policy acquisition costs recorded during the first quarter of 2022 and 2021 were 0% and 12.4% of the net premiums earned under the Reinsurance Agreement of $0 and $2,070,381, respectively. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, which was due to the commutation of business under the reinsurance agreements.

We incurred operating and management expenses of $1,005,798 in the first quarter of 2022 compared to $1,260,625 for the same period in 2021, a decrease of $254,827 or 20.2%. The decrease was primarily attributable to (i) decreased directors expenses due to the discontinued retainers paid to directors as a part of compensation (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2022 and 2021in its effort to reduce overall costs and (iii) decreased sub commission expenses resulting from a decrease in sub produced premiums.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements.

	As of and for the Three Months Ended March 31, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$29	$777,505	$777,537
Total expenses	171,402	816,396	987,798
Segment income	(171,373)	(38,888)	(210,261)
Identifiable assets	—	848,547	848,547

	As of and for the Three Months Ended March 31, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$2,171,668	$1,033,735	$3,205,403
Total losses and expenses	1,871,283	989,973	2,861,256
Segment income	300,385	43,762	344,147
Identifiable assets	—	1,042,693	1,042,693

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $3,477,714 at December 31, 2021 to $2,636,767 at March 31, 2022, a decrease of $840,947 or 24.2%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations.

Prepaid expenses and other assets were $1,111,764 at March 31, 2022 compared to $1,091,815 at December 31, 2021. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid professional fees and (3) premiums due to Protexure under the Agency Agreements. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F and other cedants under Agency Agreements and expenses accrued relating largely to professional fees. The balance decreased from $2,860,876 at December 31, 2021 to $2,218,126 at March 31, 2022, a decrease of $642,750 or 22.5%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of i) settling expenses and (ii) funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs and fund our day-to-day operations over the next twelve-month period.

Total cash, investments and other invested assets decreased from $3,477,714 at December 31, 2021 to $2,636,767 at March 31, 2022, a decrease of $840,947 or 24.2%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. From its inception through March 31, 2022, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired at an aggregate purchase price of $6,653,703. During the three months ended March 31, 2022, no such transactions occurred. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From its inception through March 31, 2022, AMIC Ltd. has purchased an additional 75,069 common shares in such privately negotiated transactions at an aggregate purchase price of $1,109,025. During the three months ended March 31, 2022, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2022. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and is incorporated herein by reference. Due to the commutation agreements “Unpaid Losses and Loss Adjustment Expense Reserves” and “Other than Temporary Impairment of Investments” are no longer considered critical accounting policies.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2021 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Stuart H. Grayston pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stuart H. Grayston pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ STUART H. GRAYSTON
Stuart H. Grayston
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)