Form 10-Q
period 2022-06-30
AMERINST INSURANCE GROUP LTD
filed 2022-08-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2022.

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

As of August 1, 2022, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Cash and cash equivalents	$2,152,653	$3,477,714
Property and equipment (Note 2)	785,680	898,560
Deferred income taxes	1,140,000	1,059,000
Prepaid expenses and other assets (Note 3)	939,333	1,091,815
TOTAL ASSETS	$5,017,666	$6,527,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$1,962,368	$2,860,876
TOTAL LIABILITIES	$1,962,368	$2,860,876
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2022 and 2021: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	5,045,248	5,656,163
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	3,055,298	3,666,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,017,666	$6,527,089

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
REVENUE
Net premiums earned	$—	$4,319,211	$—	$2,248,830
Commission income	1,253,344	1,847,636	475,838	814,161
Net investment income	52	146,731	21	75,742
Net realized and unrealized gains on investments	—	82,081	—	51,523
TOTAL REVENUE	1,253,396	6,395,659	475,859	3,190,256
LOSSES AND EXPENSES
Losses and loss adjustment expenses	—	2,764,294	—	1,439,250
Policy acquisition costs	—	826,457	—	568,870
Operating and management expenses	1,944,631	2,563,620	938,833	1,302,995
TOTAL LOSSES AND EXPENSES	1,944,631	6,154,371	938,833	3,311,115
NET (LOSS) INCOME BEFORE TAX	(691,235)	241,288	(462,974)	(120,859)
Income tax benefit	(80,320)	(9,781)	(62,320)	(27,781)
NET (LOSS) INCOME AFTER TAX	$(610,915)	$251,069	$(400,654)	$(93,078)
OTHER COMPREHENSIVE LOSS
Net unrealized holding losses arising during the period	—	(200,382)	—	(13,600)
OTHER COMPREHENSIVE LOSS	—	(200,382)	—	(13,600)
COMPREHENSIVE (LOSS) INCOME	$(610,915)	$50,687	$(400,654)	$(106,678)
RETAINED EARNINGS, BEGINNING OF PERIOD	$5,656,163	$7,250,194	$5,445,902	$7,594,341
Net (loss) income	(610,915)	251,069	(400,654)	(93,078)
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$5,045,248	$7,501,263	$5,045,248	$7,501,263
Per share amounts
Net loss per share
Basic	$(0.99)	$0.40	$(0.65)	$(0.15)
Diluted	$(0.99)	$0.40	$(0.65)	$(0.15)
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	620,252	619,392	625,677
Diluted	619,392	620,252	619,392	625,677

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of June 30, 2022

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(210,261)	—	—	(210,261)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952
Net loss	—	—	(400,654)	—	—	(400,654)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2022	$995,253	$6,287,293	$5,045,248	$—	$(9,272,496)	$3,055,298

As of June 30, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)
BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422
Net loss	—	—	(93,078)	—	—	(93,078)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(13,600)	—	(13,600)
Purchase of shares by subsidiary, net	—	—	—	—	(55,917)	(55,917)
BALANCE AT JUNE 30, 2021	$995,253	$6,287,293	$7,501,263	$382,514	$(9,272,496)	$5,893,827

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,257,089)	$(1,064,717)
INVESTING ACTIVITIES
Purchases of property and equipment	(67,972)	(66,595)
Purchases of available-for-sale securities	—	(4,770,313)
Proceeds from sales of available-for-sale securities	—	—
Proceeds from redemptions of fixed maturity investments	—	603,125
Proceeds from maturities of fixed maturity investments	—	2,336,000
Net Cash (used in) provided by Investing Activities	(67,972)	(1,897,783)
FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	(55,917)
Net Cash (used in) provided by Financing Activities	—	(55,917)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,325,061)	(3,018,417)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$3,477,714	$10,696,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,152,653	$7,677,819

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at June 30, 2022 and December 31, 2021 at cost, less accumulated depreciation and amortization, totaled $785,680 and $898,560 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
June 30, 2022
Furniture and fixtures	$36,705	$34,811	$1,894
Office equipment	107,392	92,510	14,822
Computer equipment	24,129	21,531	2,598
Internal use software	1,825,397	1,059,091	766,306
Total	$1,993,623	$1,207,943	$785,680

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2021
Furniture and fixtures	$36,705	$34,337	$2,368
Office equipment	107,392	84,992	22,400
Computer equipment	24,129	20,529	3,600
Internal use software	1,757,425	887,233	870,192
Total	$1,925,651	$1,027,091	$898,560

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at June 30, 2022 and December 31, 2021 comprise the following:

	2022	2021
Prepaid expenses and other assets	138,123	171,342
Accounts receivable	470,606	520,117
Policy acquisition costs	236,364	258,996
Building right of use asset	94,240	141,360
	$939,333	$1,091,815

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at June 30, 2022 and December 31, 2021 comprise the following:

	2022	2021
Premiums payable	1,394,941	2,143,468
Accounts payable and accrued liabilities	274,915	293,169
Unearned commission income	84,305	176,693
Building lease liability	98,688	136,816
Other liabilities	109,519	110,730
	$1,962,368	$2,860,876

5. INVESTMENTS

In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities to fund its commitment under the C&F Commutation Agreement (as defined below). Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the six months ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Total proceeds on sales of available-for-sale securities	$—	$—
Proceeds from redemptions of fixed maturity investments	—	603,125
Total proceeds from maturities of fixed maturity investments	—	2,336,000
Gross gains on sales	—	—
Gross losses on sales	—	—
Net unrealized gains on equity investments	—	82,081
Total	$—	$82,081

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Total proceeds on sales of available-for-sale securities	$—	$—
Proceeds from redemptions of fixed maturity investments	—	3,125
Total proceeds from maturities of fixed maturity investments	—	1,346,000
Gross gains on sales	—	—
Gross losses on sales	—	—
Net unrealized gains on equity investments	—	51,533
Total	$—	$51,523

Net Investment Income

Major categories of net investment income during the six months ended June 30, 2022 and 2021 are summarized as follows:

	June 30, 2022	June 30, 2021
Interest earned:
Fixed maturity investments	$—	$168,189
Short term investments and cash and cash equivalents	52	4,272
Dividends earned	—	6,789
Investment expenses	—	(32,519)
Net investment income	$52	$146,731

Major categories of net investment income during the three months ended June 30, 2022 and 2021 are summarized as follows:

	June 30, 2022	June 30, 2021
Interest earned:
Fixed maturity investments	$—	$83,151
Short term investments and cash and cash equivalents	21	3,383
Dividends earned	—	7,008
Investment expenses	—	(17,800)
Net investment income	$21	$75,742

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Liability—beginning of year	$—	$20,936,677
Incurred related to:
Current year	—	2,764,294
Prior years	—	—
Total incurred	—	2,764,294
Paid related to:
Current year	—	(210,367)
Prior years	—	(4,891,553)
Total paid	—	(5,101,920)
Liability—end of period	$—	$18,599,051

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

7. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2022 and 2021.

	As of and for the Six Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$52	$1,253,346	$1,253,396
Total expenses	322,149	1,542,162	1,864,311
Segment loss	(322,099)	(288,816)	(610,915)
Identifiable assets	—	785,680	785,680

	As of and for the Six Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,547,677	$1,847,982	$6,395,659
Total losses and expenses	4,257,668	1,885,922	6,144,590
Segment income (loss)	289,009	(37,940)	251,069
Identifiable assets	—	999,337	999,337

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2022 and 2021.

	As of and for the Three Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$21	$475,838	$475,859
Total expenses	150,747	725,766	876,513
Segment loss	(150,726)	(249,928)	(400,654)
Identifiable assets	—	785,680	785,680

	As of and for the Three Months Ended June 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$2,376,009	$814,247	$3,190,256
Total expenses	2,387,385	895,949	3,283,334
Segment loss	(11,376)	(81,702)	(93,078)
Identifiable assets	—	999,337	999,337

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2022.

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

A summary of the status of the stock option plan as of June 30, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—June 30, 2022	42,600	$28.43	2,400	$30.40	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	0.7		1.8		0.8

A summary of the status of the stock option plan as of December 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2021	34,200	$28.43	10,800	$28.86	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		1.4		1.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the six months ended June 30, 2022 and 2021, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the reinsurance and corporate activity reportable segment and the insurance activity reportable segment were $50 and $1,253,346, respectively, for the six months ended June 30, 2022 compared to $4,547,677 and $1,847,982, respectively, for the six months ended June 30, 2021. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

In 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminates the C&F Agency Agreement effective March 31, 2022.  Under the terms of the addendum, Protexure was permitted to issue new and renewal professional liability policies on behalf of C&F with effective dates no later than March 31, 2022.

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

Reinsurance Agreement

We previously conducted reinsurance business through AMIC Ltd., our subsidiary, which was a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F were not subject to the 50% quota share reinsurance to AMIC Ltd. The term of the Reinsurance Agreement was continuous and could be terminated by either party upon at least 120 days’ prior written notice to the other party. Following the commutation of all of AMIC’s reinsurance business and the decision by the Company’s board of directors not to resume reinsurance operations through AMIC, the Company made an application to the BMA to cancel AMIC’s insurance license. Effective May 17, 2022 AMIC Ltd.’s Class 3A insurance license was cancelled by the Bermuda Monetary Authority.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2022 compared to six months ended June 30, 2021

We recorded net loss of $610,915 for the six months ended June 30, 2022 compared to a net income of $50,687 for the same period in 2021. The decrease in net income is due primarily to a reduction in earned premium, partially offset by reductions in losses and loss expenses and policy acquisition costs; a reduction in commission income; and reductions in net investment income and net realized and unrealized gains on investments, partially offset by a reduction in operating and management expenses

Our net premiums earned for the six months ended June 30, 2022, were $0 compared to $4,319,211 for the same period in 2021, a decrease of $4,319,211 or 100%. The net premiums earned during the quarter ended June 30, 2021, were attributable to cessions from C&F under the Reinsurance Agreement. The Company entered into the C&F Commutation Agreement with C&F effective March 31, 2021, and no premiums subsequent to that date were ceded pursuant to the Reinsurance Agreement.

During the six-month period ended June 30, 2022 and 2021, we recorded commission income under the Agency Agreements of $1,253,344 and $1,847,636, respectively, a decrease of $594,292 or 32.2%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the six-month period June 30, 2022 compared to the same period in 2021, which is primarily attributed to the decrease in premiums written under the C&F agency agreement.

We recorded net investment income of $52 during the six-month period June 30, 2022 compared to $146,731, for the six-months ended June 30, 2021. The decrease in net investment income was primarily as the result of the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities and also a decrease in interest earned on short term investments and cash and cash equivalents. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0% for the six-months ended June 30,2022, compared to the 1% yield earned for the same period in 2021.

We recorded net realized and unrealized gains on investments of $0 during the six-month period ended June 30, 2022 compared to net realized and unrealized gains of $82,081 during the six-month period ended June 30, 2021, a decrease of $82,081 or 100%. The decrease is attributed to the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities.

For the six months ended June 30, 2022, we recorded loss and loss adjustment expenses of $0. For the same period in 2021, we recorded loss and loss adjustment expenses of $2,764,294 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $4,319,211. The decrease in loss and loss adjustment expense was due to the commutation of business under the reinsurance agreements.

We recorded policy acquisition costs of $0 in the first two quarters of 2022 compared to $826,457 for the same period in 2021. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. The policy acquisition costs recorded during the six-month period June 30, 2022 and 2021 were 0% and 19% of the net premiums earned under the Reinsurance Agreement of $0 and $4,319,211, respectively. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, which was due to the commutation of business under the reinsurance agreements.

We incurred operating and management expenses of $1,944,631 in the six-month period June 30, 2022 compared to $2,563,620 for the same period in 2021, a decrease of $618,989 or 24.1%. The decrease was primarily attributable to (i) decreased director’s expenses due to the elimination of retainers paid to directors as a part of compensation (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2022 and 2021in its effort to reduce overall costs (iii) decreased sub commission expenses resulting from a decrease in sub produced premiums and (iv) reduction in fees to third-party managers and service providers.

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

	As of and for the Six Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$50	$1,253,346	$1,253,396
Total expenses	322,149	1,542,162	1,864,311
Segment loss	(322,099)	(288,816)	(610,915)
Identifiable assets	—	785,680	785,680

	As of and for the Six Months Ended June 30, 2021
	Reinsurance Segment	Insurance Segment	Total
Revenues	$4,547,677	$1,847,982	$6,395,659
Total losses and expenses	4,257,668	1,885,922	6,144,590
Segment income (loss)	289,009	(37,940)	251,069
Identifiable assets	—	999,337	999,337

Three months ended June 30, 2022 compared to three months ended June 30, 2021

We recorded net loss of $400,654 for the three months ended June 30, 2022 compared to a net loss of $93,078 for the three-months ended June 30, 2021. The decrease in net income is due primarily to a reduction in earned premium, partially offset by reductions in losses and loss expenses and policy acquisition costs; a reduction in commission income; and reductions in net investment income and net realized and unrealized gains on investments, partially offset by a reduction in operating and management expenses

Our net premiums earned for the three months ended June 30, 2022, were $0 compared to $2,248,830 for the same period in 2021, a decrease of $2,248,830 or 100%. The net premiums earned during the quarter ended June 30, 2021, were attributable to cessions from C&F under the Reinsurance Agreement. The Company entered into the C&F Commutation Agreement with C&F effective March 31, 2021, and no premiums subsequent to that date were ceded pursuant to the Reinsurance Agreement.

During the three-month period ended June 30, 2022 and 2021, we recorded commission income under the Agency Agreements of $475,838 and $814,161, respectively, a decrease of $338,323 or 41.6%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the three-month period June 30, 2022 compared to the same period in 2021, which is primarily attributed to the decrease in premiums as a result of the termination of the C&F agency agreement.

We recorded net investment income of $21 during the three-month period June 30, 2022, compared to $75,742, for the three-months ended June 30, 2021. The decrease in net investment income was primarily as the result of the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities and also a decrease in interest earned on short term investments and cash and cash equivalents. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0% for the three-months ended June 30,2022, compared to the 1% yield earned for the same period in 2021.

We recorded net realized and unrealized gains on investments of $0 during the three-month period ended June 30, 2022 compared to net realized and unrealized gains of $51,523 during the three-month period ended June 30, 2021, a decrease of $51,523 or 100%. The decrease is attributed to the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities.

For the three months ended June 30, 2022, we recorded loss and loss adjustment expenses of $0. For the same period in 2021, we recorded loss and loss adjustment expenses of $1,439,250 derived by multiplying our estimated loss ratio of 64.0% and the net premiums earned under the Reinsurance Agreement of $2,248,830. The decrease in loss and loss adjustment expense was due to the commutation of business under the reinsurance agreements.

We recorded policy acquisition costs of $0 during the three-months ended June 30, 2022 compared to $568,870 for the same period in 2021. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. The policy acquisition costs recorded during the three-month period June 30, 2022 and 2021 were 0% and 25% of the net premiums earned under the Reinsurance Agreement of $0 and $2,248,830, respectively. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, which was due to the commutation of business under the reinsurance agreements.

We incurred operating and management expenses of $938,833 in the three-month period June 30, 2022 compared to $1,302,995 for the same period in 2021, a decrease of $364,162 or 27.9%. The decrease was primarily attributable to (i) decreased director’s expenses due to the elimination of retainers paid to directors as a part of compensation (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2022 and 2021in its effort to reduce overall costs (iii) decreased sub commission expenses resulting from a decrease in sub produced premiums and (iv) reduction in fees to third-party managers and service providers.

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

	As of and for the Three Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$21	$475,838	$475,859
Total expenses	150,747	725,766	876,513
Segment loss	(150,726)	(249,928)	(400,654)
Identifiable assets	—	785,680	785,680

	As of and for the Three Months Ended June 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$2,376,009	$814,247	$3,190,256
Total expenses	2,387,385	895,949	3,283,334
Segment loss	(11,376)	(81,702)	(93,078)
Identifiable assets	—	999,337	999,337

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $3,477,714 at December 31, 2021 to $2,152,653 at June 30, 2022, a decrease of $1,325,061 or 38.1%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and settlement of accrued liabilities.

Prepaid expenses and other assets were $939,333 at June 30, 2022 compared to $1,091,815 at December 31, 2021. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid professional fees and (3) premiums due to Protexure under the Agency Agreements. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure cedants under Agency Agreements and expenses accrued relating largely to professional fees. The balance decreased from $2,860,876 at December 31, 2021 to $1,962,368 at June 30, 2022, a decrease of $898,508 or 31.4%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of i) settling expenses and (ii) funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs and fund our day-to-day operations over the next twelve-month period.

Total cash, investments and other invested assets decreased from $3,477,714 at December 31, 2021 to $2,152,653 at June 30, 2022, a decrease of $1,325,061 or 38.1%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and settlement of accrued liabilities.

The Company continues to receive approval from ISMIE to write in additional states for lawyers and accountants and thus the Company is confident it will be able to convert C&F expiring business and business expiring with other companies to ISMIE throughout the remainder of 2022. In addition, the Company has appointed four new brokers during the second quarter of 2022 to expand their distribution in ISMIE approved states to increase new business opportunities.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. From its inception through June 30, 2022, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired at an aggregate purchase price of $6,653,703. During the six months ended June 30, 2022, no such transactions occurred. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From its inception through June 30, 2022, AMIC Ltd. has purchased an additional 75,069 common shares in such privately negotiated transactions at an aggregate purchase price of $1,109,025. During the six months ended June 30, 2022, no such transactions occurred.

Cash Dividends

We paid no dividends during the six-month period June 30, 2022. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2021 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Joseph P. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph P. Murphy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ JOSEPH P. MURPHY
Joseph P. Murphy
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)