Form 10-Q
period 2022-09-30
AMERINST INSURANCE GROUP LTD
filed 2022-11-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2022.

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

As of November 1, 2022, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	our continuing ability to enter into new agency agreements with other carriers;

•	changes in the amount of professional liability business accepted by our insurance company partners;

•	our reliance on our subsidiary, Protexure Insurance Agency, Inc. (“Protexure”), for business operations and the potential that Protexure may be sold;

•	our ability to generate increased revenues and positive earnings in future periods;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance or an increase in the supply of professional liability insurance capacity;

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

•

the effects of natural disasters, harsh weather conditions, widespread health emergencies (including the ongoing COVID-19 pandemic), military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

•	climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business;

•	changes in Bermuda and United States law or regulation or the political stability of Bermuda and the United States;

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Cash and cash equivalents	$2,037,046	$3,477,714
Property and equipment (Note 2)	700,980	898,560
Deferred income taxes	653,000	1,059,000
Prepaid expenses and other assets (Note 3)	1,404,978	1,091,815
TOTAL ASSETS	$4,796,004	$6,527,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$2,182,415	$2,860,876
TOTAL LIABILITIES	$2,182,415	$2,860,876

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2022 and 2021: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	4,603,539	5,656,163
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	2,613,589	3,666,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,796,004	$6,527,089

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
REVENUE
Net premiums earned	$—	$2,581,408	$—	$(1,737,803)
Commission income	1,743,342	2,656,532	489,998	808,896
Net investment income	1,452	204,624	1,400	57,893
Net realized and unrealized gains on investments	—	426,933	—	344,852
TOTAL REVENUE	1,744,794	5,869,497	491,398	(526,162)
LOSSES AND EXPENSES
Losses and loss adjustment expenses	—	1,504,764	—	(1,259,530)
Policy acquisition costs	—	1,405,774	—	579,317
Operating and management expenses	2,407,713	3,699,146	463,082	1,135,526
TOTAL LOSSES AND EXPENSES..	2,407,713	6,609,684	463,082	455,313
NET (LOSS) INCOME BEFORE TAX	(662,919)	(740,187)	28,316	(981,475)
Income tax expense (benefit)	389,705	(36,144)	470,025	(26,363)
NET LOSS AFTER TAX	$(1,052,624)	$(704,043)	$(441,709)	$(955,112)
OTHER COMPREHENSIVE LOSS
Net unrealized holding losses arising during the period	—	(239,546)	—	(39,164)
Reclassification adjustment for gains included in net income	—	(343,350)	—	(343,350)
OTHER COMPREHENSIVE LOSS	—	(582,896)	—	(382,514)
COMPREHENSIVE LOSS	$(1,052,624)	$(1,286,939)	$(441,709)	$(1,337,626)
RETAINED EARNINGS, BEGINNING OF PERIOD	$5,656,163	$7,250,194	$5,045,248	$7,501,263
Net loss	(1,052,624)	(704,043)	(441,709)	(955,112)
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$4,603,539	$6,546,151	$4,603,539	$6,546,151
Per share amounts
Net loss per share
Basic	$(1.70)	$(1.14)	$(0.71)	$(1.54)
Diluted	$(1.70)	$(1.14)	$(0.71)	$(1.54)
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	620,252	619,392	619,392
Diluted	619,392	620,252	619,392	619,392

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2022

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(210,261)	—	—	(210,261)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952
Net loss	—	—	(400,654)	—	—	(400,654)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2022	$995,253	$6,287,293	$5,045,248	$—	$(9,272,496)	$3,055,298
Net loss	—	—	(441,709)	—	—	(441,709)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2022	$995,253	$6,287,293	$4,603,539	$—	$(9,272,496)	$2,613,589

As of September 30, 2021

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2021	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net income	—	—	344,147	—	—	344,147
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(186,782)	—	(186,782)
BALANCE AT MARCH 31, 2021	$995,253	$6,287,293	$7,594,341	$396,114	$(9,216,579)	$6,056,422
Net loss	—	—	(93,078)	—	—	(93,078)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(13,600)	—	(13,600)
Purchase of shares by subsidiary, net	—	—	—	—	(55,917)	(55,917)
BALANCE AT JUNE 30, 2021	$995,253	$6,287,293	$7,501,263	$382,514	$(9,272,496)	$5,893,827
Net loss	—	—	(955,112)	—	—	(955,112)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	(382,514)	—	(382,514)
BALANCE AT SEPTEMBER 30, 2021	$995,253	$6,287,293	$6,546,151	$—	$(9,272,496)	$4,556,201

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,364,524)	$(1,123,906)
INVESTING ACTIVITIES
Purchases of property and equipment	(76,144)	(107,520)
Purchases of available-for-sale securities	—	(5,545,313)
Proceeds from sales of available-for-sale securities	—	1,684,014
Proceeds from redemptions of fixed maturity investments	—	21,650,652
Proceeds from maturities of fixed maturity investments	—	2,336,000
Net Cash (used in) provided by Investing Activities	(76,144)	20,017,833
FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	(55,917)
Net Cash used in Financing Activities	—	(55,917)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,440,668)	18,838,010
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$3,477,714	$10,696,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,037,046	$29,534,246

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at September 30, 2022 and December 31, 2021 at cost, less accumulated depreciation and amortization, totaled $700,98F0 and $898,560 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
September 30, 2022
Furniture and fixtures	$36,705	$35,048	$1,657
Office equipment	107,392	96,270	11,122
Computer equipment	24,129	22,031	2,098
Internal use software	1,833,569	1,147,466	686,103
Total	$2,001,795	$1,300,815	$700,980

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2021
Furniture and fixtures	$36,705	$34,337	$2,368
Office equipment	107,392	84,992	22,400
Computer equipment	24,129	20,529	3,600
Internal use software	1,757,425	887,233	870,192
Total	$1,925,651	$1,027,091	$898,560

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at September 30, 2022 and December 31, 2021 comprise the following:

	2022	2021
Prepaid expenses and other assets	109,169	171,342
Accounts receivable	582,522	520,117
Employee retention credit receivable	417,559	—
Policy acquisition costs	225,048	258,996
Building right of use asset	70,680	141,360
	$1,404,978	$1,091,815

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at September 30, 2022 and December 31, 2021 comprise the following:

	2022	2021
Premiums payable	1,608,094	2,143,468
Accounts payable and accrued liabilities	278,689	293,169
Unearned commission income	110,943	176,693
Building lease liability	75,170	136,816
Other liabilities	109,519	110,730
	$2,182,415	$2,860,876

5. INVESTMENTS

In September 2021, the Company liquidated its entire investment in fixed income securities and equity securities to fund its commitment under the C&F Commutation Agreement (as defined below). Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the nine months ended September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Total proceeds on sales of available-for-sale securities	$—	$1,684,014
Proceeds from redemptions of fixed maturity investments	—	21,650,652
Total proceeds from maturities of fixed maturity investments	—	2,336,000
Gross gains on sales	—	499,859
Gross losses on sales	—	(72,926)
Net unrealized (losses) gains on equity investments	—	—
Total	$—	$426,933

Information on sales and maturity of investments and net unrealized gains (losses) on equity investments during the three months ended September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Total proceeds on sales of available-for-sale securities	$—	$1,684,014
Proceeds from redemptions of fixed maturity investments	—	21,047,547
Total proceeds from maturities of fixed maturity investments	—	—
Gross gains on sales	—	499,859
Gross losses on sales	—	(72,926)
Net unrealized (losses) gains on equity investments	—	(82,081)
Total	$—	$344,852

Net Investment Income

Major categories of net investment income during the nine months ended September 30, 2022 and 2021 are summarized as follows:

	September 30, 2022	September 30, 2021
Interest earned:
Fixed maturity investments	$—	$234,601
Short term investments and cash and cash equivalents	1,452	7,237
Dividends earned	—	13,170
Investment expenses	—	(50,384)
Net investment income	$1,452	$204,624

Major categories of net investment income during the three months ended September 30, 2022 and 2021 are summarized as follows:

	September 30, 2022	September 30, 2021
Interest earned:
Fixed maturity investments	$—	$66,412
Short term investments and cash and cash equivalents	1,400	2,965
Dividends earned	—	6,381
Investment expenses	—	(17,865)
Net investment income	$1,400	$57,893

6. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents a reconciliation of the beginning and ending balances for the liability for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Liability—beginning of year	$—	$20,936,677
Incurred related to:
Current year	—	1,652,101
Prior years	—	(147,337)
Total incurred	—	1,504,764
Paid related to:
Current year	—	(4,267)
Prior years	—	(22,395,890)
Total paid	—	(22,400,157)
Liability—end of period	$—	$41,284

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

7. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2022 and 2021.

	As of and for the Nine Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,450	$1,743,344	$1,744,794
Total losses and expenses	438,696	2,358,722	2,797,418
Segment income (loss)	(437,246)	(615,378)	(1,052,624)
Identifiable assets	—	700,980	700,980

	As of and for the Nine Months Ended September 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$3,212,581	$2,656,916	$5,869,497
Total losses and expenses	3,814,799	2,758,741	6,573,540
Segment income (loss)	(602,218)	(101,825)	(704,043)
Identifiable assets	—	950,251	950,251

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2022 and 2021.

	As of and for the Three Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,400	$489,998	$491,398
Total losses and expenses	116,547	816,560	803,592
Segment (loss) income	(115,147)	(326,562)	(441,709)
Identifiable assets	—	700,980	700,980

	As of and for the Three Months Ended September 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$(1,335,096)	$808,934	$(526,162)
Total losses and expenses	(443,869)	872,819	428,950
Segment (loss) income	(891,227)	(63,885)	(955,112)
Identifiable assets	—	950,251	950,251

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2022.

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

A summary of the status of the stock option plan as of September 30, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,400	28.42	(8,400)	28.42	—	—
Outstanding—September 30, 2022	42,600	$28.43	2,400	$30.40	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	0.5		1.6		0.5

A summary of the status of the stock option plan as of December 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2021	34,200	$28.43	10,800	$28.86	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		1.4		1.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the nine months ended September 30, 2022 and 2021, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the reinsurance and corporate activity reportable segment and the insurance activity reportable segment were $1,450 and $1,743,344 respectively, for the nine months ended September 30, 2022 compared to $3,212,581 and $2,656,916, respectively, for the nine months ended September 30, 2021. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

In 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminated the C&F Agency Agreement effective March 31, 2022.  Under the terms of the addendum, Protexure was permitted to issue new and renewal professional liability policies on behalf of C&F with effective dates no later than March 31, 2022.

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC. for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure is transitioning the lawyers and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies are and will also be written by the Hanover Insurance Company. The C&F Agency Agreement and the ISMIE Agency Agreement are referred to herein as, collectively, the “Agency Agreements.”

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

We recorded a net loss of $1,052,624 for the nine months ended September 30, 2022 compared to a net loss of 704,043 for the same period in 2021. The increase in net loss is due primarily to a reduction in earned premium, partially offset by reductions in losses and loss expenses and policy acquisition costs; a reduction in commission income; and reductions in net investment income and net realized and unrealized gains on investments, partially offset by a reduction in operating and management expenses.

Our net premiums earned for the nine months ended September 30, 2022, were $0 compared to $2,581,408 for the same period in 2021, a decrease of $2,581,408 or 100%. The net premiums earned during the quarter ended September 30, 2021, were attributable to cessions from C&F under the Reinsurance Agreement. The Company entered into the C&F Commutation Agreement with C&F effective March 31, 2021, and no premiums subsequent to that date were ceded pursuant to the Reinsurance Agreement.

During the nine-month period ended September 30, 2022 and 2021, we recorded commission income under the Agency Agreements of $1,743,342 and $2,656,532, respectively, a decrease of $913,190 or 34.4%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the nine-month period ended September 30, 2022 compared to the same period in 2021, which is primarily attributed to the decrease in premiums written under the C&F agency agreement offset by the increase in premiums written under the ISMIE agency agreement.

We recorded net investment income of $1,452 during the nine-month period ended September 30, 2022 compared to $204,624, for the nine-months ended September 30, 2021. The decrease in net investment income was primarily the result of the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities and also a decrease in interest earned on short term investments and cash and cash equivalents. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0% for the nine-months ended September 30, 2022, compared to the 0.9% yield earned for the same period in 2021.

We recorded net realized and unrealized gains on investments of $0 during the nine-month period ended September 30, 2022 compared to net realized and unrealized gains of $426,933 during the nine-month period ended September 30, 2021, a decrease of $426,933 or 100%. The decrease is attributed to the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities.

For the nine months ended September 30, 2022, we recorded loss and loss adjustment expenses of $0. For the same period in 2021, we recorded loss and loss adjustment expenses of $1,504,764. The decrease in loss and loss adjustment expense was due to the commutation of business under the reinsurance agreements.

We recorded policy acquisition costs of $0 for the nine months ended September 30, 2022 compared to $1,405,774 for the same period in 2021. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, are established as a percentage of premiums earned. The policy acquisition costs recorded during the nine-month period ended September 30, 2022 and 2021 were 0% and 54% of the net premiums earned under the Reinsurance Agreement of $0 and $2,581,408, respectively. The policy acquisition costs recorded during the nine months ended September 30, 2021 represented the net of (i) $955,122, being 37% of the $2,581,408 in net premiums earned under the Reinsurance Agreement as at March 31, 2021, which is the effective date of the Commutation Agreement and (ii) the reversal of the established premium deficiency reserve at December 31, 2020 of $985,876 and the reversal of the remaining deferred policy acquisition cost balance of $1,436,528, with both reversals being attributed to the Commutation Agreement. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, which was due to the commutation of business under the reinsurance agreements.

We incurred operating and management expenses of $2,407,713 in the nine-month period ended September 30, 2022 compared to $3,699,146 for the same period in 2021, a decrease of $1,291,433 or 34.9%. The decrease was primarily attributable to (i) decreased director’s expenses due to the elimination of retainers paid to directors as a part of compensation (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2022 and 2021in its effort to reduce overall costs (iii) decreased sub commission expenses resulting from a decrease in sub produced premiums and (iv) reduction in fees to third-party managers and service providers. Additionally, Protexure qualified for payroll retention credits in the amount of $417,559 which are included as a reduction to the operating and management expenses

As required by Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, management has assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax asset which is made up primarily by NOL carryforwards. A valuation allowance of $624,000 was recorded as of December 31, 2021. As of September 30, 2022, the valuation allowance has increased by $445,000 to $1,069,000 to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The increase in valuation allowance is the result of cumulative losses incurred in 2021 and through the third quarter of 2022, as well as the difficulty in providing reasonable projections beyond a five-year period due to the change in agency agreements and the uncertainty around certain states Protexure can write business in. The amount of the deferred tax asset considered reasonable could be adjusted if future estimates of taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present, where we can then apply additional weight to subjective evidence such as our growth projections.

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

	As of and for the Nine Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,450	$1,743,344	$1,744,794
Total losses and expenses	438,696	2,358,722	2,797,418
Segment income (loss)	(437,246)	(615,378)	(1,052,624)
Identifiable assets	—	700,980	700,980

	As of and for the Nine Months Ended September 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$3,212,581	$2,656,916	$5,869,497
Total losses and expenses	3,814,799	2,758,741	6,573,540
Segment income (loss)	(602,218)	(101,825)	(704,043)
Identifiable assets	—	950,251	950,251

Three months ended September 30, 2022 compared to three months ended September 30, 2021

We recorded net loss of $441,709 for the three months ended September 30, 2022 compared to a net loss of $955,112 for the three-months ended September 30, 2021. The decrease in net loss can be attributed primarily to the increase in premiums earned offset by the increase in loss and loss adjustment expenses in the same period. The decrease in commission income and investment income was offset by the decrease in policy acquisition costs and operating and management expenses for the three-month period.

Our net premiums earned for the three months ended September 30, 2022, were $0 compared to $(1,737,803) for the same period in 2021, an increase of $1,737,803 or 100%. The net premiums earned during the quarter ended September 30, 2021, were attributable to cessions from C&F under the Reinsurance Agreement. The premiums earned for the third quarter of 2021 represents the reversal of the second quarter cession as the result of the Commutation Agreement, which has an effective date of March 31, 2021

During the three-month period ended September 30, 2022 and 2021, we recorded commission income under the Agency Agreements of $489,998 and $808,896, respectively, a decrease of $318,898 or 39.4%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the three-month period ended September 30, 2022 compared to the same period in 2021, which is primarily attributed to the decrease in premiums as a result of the termination of the C&F agency agreement.

We recorded net investment income of $1,400 during the three-month period ended September 30, 2022, compared to $57,893, for the three-months ended September 30, 2021. The decrease in net investment income was primarily the result of the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities and also a decrease in interest earned on short term investments and cash and cash equivalents. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0% for the three-months ended September 30,2022, compared to the 0.8% yield earned for the same period in 2021.

We recorded net realized and unrealized gains on investments of $0 during the three-month period ended September 30, 2022 compared to net realized and unrealized gains of $344,852 during the three-month period ended September 30, 2021, a decrease of $344,852 or 100%. The decrease is attributed to the September 2021 liquidation of the Company’s entire investment in fixed income securities and equity securities.

For the three months ended September 30, 2022, we recorded loss and loss adjustment expenses of $0. For the same period in 2021, we recorded loss and loss adjustment expenses of $(1,259,530). The losses and loss adjustment expenses for the third quarter of 2021 represented (i) the reversal of the second quarter cession under the Reinsurance Agreement as the result of the Commutation Agreement which had an effective date of March 31, 2021 and (ii) the recording of a $147,377 gain under the Commutation Agreement.

We recorded policy acquisition costs of $0 during the three-months ended September 30, 2022 compared to $579,317 for the same period in 2021. Policy acquisition costs, which are primarily ceding commissions paid to the ceding insurer, were established as a percentage of premiums earned. The decrease in policy acquisition costs was attributable to the decrease in premiums earned, which was due to the commutation of business under the reinsurance agreements.

We incurred operating and management expenses of $463,082 in the three-month period ended September 30, 2022 compared to $1,135,526 for the same period in 2021, a decrease of $672,444 or 59.2%. The decrease is primarily attributable to recognizing the payroll retention credits Protexure qualified for from 2020-2021. The decrease was also attributable to (i) decreased director’s expenses due to the elimination of retainers paid to directors as a part of compensation (ii) decreased salaries and related costs associated with Protexure’s reduction in personnel during 2022 and 2021in its effort to reduce overall costs (iii) decreased sub commission expenses resulting from a decrease in sub produced premiums and (iv) reduction in fees to third-party managers and service providers.

As required by Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, management has assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax asset which is made up primarily by NOL carryforwards. A valuation allowance of $624,000 was recorded as of December 31, 2021. As of September 30, 2022, the valuation allowance has increased by $445,000 to $1,069,000 to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The increase in valuation allowance is the result of cumulative losses incurred in 2021 and through the third quarter of 2022, as well as the difficulty in providing reasonable projections beyond a five-year period due to the change in agency agreements and the uncertainty around certain states Protexure can write business in. The amount of the deferred tax asset considered reasonable could be adjusted if future estimates of taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present, where we can then apply additional weight to subjective evidence such as our growth projections.

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

	As of and for the Three Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,400	$489,998	$491,398
Total losses and expenses	116,547	816,560	803,592
Segment (loss) income	(115,147)	(326,562)	(441,709)
Identifiable assets	—	700,980	700,980

	As of and for the Three Months Ended September 30, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$(1,335,096)	$808,934	$(526,162)
Total losses and expenses	(443,869)	872,819	428,950
Segment (loss) income	(891,227)	(63,885)	(955,112)
Identifiable assets	—	950,251	950,251

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $3,477,714 at December 31, 2021 to $2,037,046 at September 30, 2022, a decrease of $1,440,668 or 41.4%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and settlement of accrued liabilities.

Prepaid expenses and other assets were $1,404,978 at September 30, 2022 compared to $1,091,815 at December 31, 2021. The balance primarily relates to (1) prepaid directors’ and officers’ liability insurance costs, (2) prepaid professional fees and (3) premiums due to Protexure under the Agency Agreements. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure. Additionally, Protexure qualified for payroll retention credits in the amount of $417,559 with the receivable from the United States Treasury included in this balance. The payroll retention credits were collected in October 2022.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure cedants under Agency Agreements and expenses accrued relating largely to professional fees. The balance decreased from $2,860,876 at December 31, 2021 to $2,182,415 at September 30, 2022, a decrease of $683,799 or 23.9%. This balance fluctuates due to the timing of the premium payments  and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of i) settling expenses and (ii) funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs and fund our day-to-day operations over the next twelve-month period.

Total cash, investments and other invested assets decreased from $3,477,714 at December 31, 2021 to $2,037,046 at September 30, 2022, a decrease of $1,440,668 or 41.4%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and settlement of accrued liabilities.

The Company continues to receive approval from ISMIE to write in additional states for lawyers and accountants and thus the Company is confident it will be able to convert C&F expiring business and business expiring with other companies to ISMIE throughout the remainder of 2022.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. From its inception through September 30, 2022, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired at an aggregate purchase price of $6,653,703. During the nine months ended September 30, 2022, no such transactions occurred. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From its inception through September 30, 2022, AMIC Ltd. has purchased an additional 75,069 common shares in such privately negotiated transactions at an aggregate purchase price of $1,109,025. During the nine months ended September 30, 2022, no such transactions occurred.

Cash Dividends

We paid no dividends during the nine-month period ended September 30, 2022. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. Certain material updates to these risk factors are included below. The risks described in our 2021 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

If we sell Protexure, we would have no further business operations.

In the event that we elect to pursue a sale of Protexure in the future rather than continue to hold and operate it long term, we would have no further business operations. If we are unable to sell Protexure on favorable terms, we may need to explore less advantageous strategic alternatives, which could adversely affect our financial condition.

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

Dated: November 15, 2022	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ JOSEPH P. MURPHY
Joseph P. Murphy
President (Principal Executive Officer, duly authorized to sign this
Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)