Form 10-K
period 2022-12-31
AMERINST INSURANCE GROUP LTD
filed 2023-03-31
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 1, 2023, the registrant had 995,253 common shares, $1.00 par value per share outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3,055,298 based on book value as of June 30, 2022.

Documents Incorporated by Reference

Incorporated By Reference In Part No.
Portions of the Company’s Proxy Statement in connection with the Annual General Meeting of Shareholders to be held on June 6, 2023	III
Auditor Information
Auditor Name: Deloitte Ltd. Auditor Location: Hamilton Bermuda Auditor Firm ID: 5230

AMERINST INSURANCE GROUP, LTD.

Annual Report on Form 10-K

For the year ended December 31, 2022

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include but are not limited to the factors discussed in detail in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, as well as:

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

PART I

Item 1. Business

General

Unless otherwise indicated by the context, in this annual report we refer to AmerInst Insurance Group, Ltd. and its subsidiaries as the “Company,” “AmerInst,” “we,” “our” or “us.” “AMIC Ltd.” means AmerInst’s wholly owned subsidiary, AmerInst Insurance Company, Ltd. “Protexure” means Protexure Insurance Agency, Inc. (formerly AmerInst Professional Services, Limited), a Delaware corporation and wholly owned subsidiary of AmerInst Mezco, Ltd. (“Mezco”) which is a wholly owned subsidiary of AmerInst. “AMIG” means our predecessor entity, AmerInst Insurance Group, Inc., a Delaware corporation. Our principal offices are c/o Davies Captive Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda, HM GX.

AmerInst Insurance Group, Ltd., a Bermuda holding company, was formed in 1998. We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to be a company that provides insurance protection for professional service firms and engages in investment activities. AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements (defined below). The revenues of the reinsurance and corporate activity operating segment and the insurance activity operating segment were $8,515 and $2,262,274 for the year ended December 31, 2022 compared to $3,213,768 and $3,405,122 for the year ended December 31, 2021, respectively. The revenues for both operating segments were derived from business operations in the United States, other than interest income on bank accounts maintained in Bermuda. In 2021, our reinsurance segment ceased insurance operations and, following the cancellation of its insurance license on May 17, 2022, this segment provides only corporate and administration activities.

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

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure is transitioning the lawyers’ and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies are and will also be written by the Hanover Insurance Company. The C&F Agency Agreement and the ISMIE Agency Agreement are referred to herein as, collectively, the “Agency Agreements.”

Reinsurance Agreement

We previously conducted reinsurance business through AMIC Ltd. which was a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F were not subject to the 50% quota share reinsurance to AMIC Ltd.

During the third quarter of 2021, C&F and AMIC Ltd. entered into a commutation agreement (the “C&F Commutation Agreement”), which became effective as of March 31, 2021, whereby C&F and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement.  In accordance with the C&F Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC to C&F in October 2021. Following the commutation of all of AMIC Ltd.’s reinsurance business and the decision by the Company’s board of directors not to resume reinsurance operations through AMIC, the Company made an application to the Bermuda Monetary Authority (“BMA”) to cancel AMIC Ltd.’s insurance license. Effective May 17, 2022 AMIC Ltd.’s Class 3A insurance license was cancelled by the BMA.

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

During the first quarter of 2022, CAMICO and AMIC Ltd. entered into a commutation agreement (the “CAMICO Commutation Agreement”), which became effective December 31, 2021, whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the CAMICO Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 was paid by CAMICO to AMIC Ltd. in March 2022.

Third-party Managers and Service Providers

Davies Captive Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Davies Captive Management Limited renewed for one year beginning January 1, 2023 and ending December 31, 2023. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer and employee of Davies Captive Management Limited.

Competition

Our main competition comes from insurance brokers and agents that service accountants and attorneys. For accountants, our primary insurance company competitors are C N A, Hanover and CAMICO. In the lawyer professional liability insurance area, there are several competitors including CNA, Hanover, Travelers, Alps, QBE, Everest and state bar programs. The primary differentiating factors among the competition in our industry are price and quality of service. We believe that our focus on providing high-quality online or internet-based service to small- and medium-sized firms distinguishes us from larger competitors that may not be able to provide the same level of personalized service to clients.

Licensing and Regulation

AmerInst, through AMIC Ltd., was subject to regulation as an insurance company under the laws of Bermuda, where AMIC Ltd. and AmerInst are domiciled. Effective May 17, 2022 AMIC Ltd.’s Class 3A insurance license was cancelled by the Bermuda Monetary Authority, and, therefore, AMIC Ltd. is no longer subject to regulation under the laws of Bermuda.

Protexure, a managing general underwriter responsible for offering professional liability solutions to professional service firms, has regulatory approval to act as an insurance agent in 50 states and the District of Columbia.

The rates and terms of reinsurance agreements generally are not subject to regulation by any governmental authority. This is in contrast to direct insurance policies, the rates and terms of which are subject to regulation by state insurance departments. As a practical matter, however, the rates charged by primary insurers place a limit upon the rates that can be charged by reinsurers.

The Economic Substance Act 2018 (the “ESA”) was passed in Bermuda in December 2018 in response to the requirement of the European Union Code of Conduct Group (Business taxation) for companies incorporated in a jurisdiction to have sufficient economic substance in the jurisdiction. Under the provisions of the ESA, any Bermuda-registered entity engaged in a “relevant activity” (which includes insurance business and holding entity activities) must maintain a substantial economic presence in Bermuda. To the extent that the ESA applies to our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.

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

Customers

Our main source of income is the ISMIE Agency Agreement. Without such an agency agreement, we believe additional capital would need to be raised through external means to continue operations while we evaluated other insurance opportunities.

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

At December 31, 2022, Protexure had 16 employees, 15 full-time salaried employees and 1 employee who was paid hourly wages. Neither AmerInst, nor any of AmerInst’s other subsidiaries have any employees. As of January 15, 2023, approximately 66% of our workforce was female while 34% was male, and our average tenure was approximately 5.5 years. See the section of this Form 10-K captioned “Third-party Managers and Service Providers” on page 5 of this Annual Report on Form 10-K for further information.

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

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. Where possible, we offer choices to our employees so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees and the communities in which we operate, and that were designed to comply with government regulations. This included having the majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Seasonality

We do not believe that either of our operating segments are seasonal in nature to a material degree.

Available Information

Our internet site is www.amerinst.bm. We make available free of charge through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC” or the “Commission”). You will need to have on your computer the Adobe Acrobat Reader® software to view these documents, which are in PDF format. If you do not have Adobe Acrobat Reader®, a link to Adobe’s internet site, from which you can download the software, is provided. We also make available, through our internet site, via links to the Commission’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Securities Exchange Act. In addition, we post on www.amerinst.bm our Memorandum of Association, our Bye-Laws, our Statement of Share Ownership Policy, Charters for our Audit Committee and Governance and Nominations Committee, as well as our Code of Business Conduct and Ethics. You can request a copy of these documents, excluding exhibits, at no cost, by writing or telephoning us c/o Davies Captive Management Limited, 25 Church Street, Continental Building, P.O. Box HM 1601, Hamilton, Bermuda HMGX, Attention: Investor Relations (441) 295-2185. The information on our internet site is not incorporated by reference into this report.

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

As seen with the COVID-19 pandemic and current inflationary environment, adverse changes in market conditions and stability of the global credit markets present risks and uncertainties for our business. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. In particular, deterioration in the equity markets could lead to investment losses. Depending on market conditions going forward, particularly if market conditions turn negative in the future, we could incur substantial realized and unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition.

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

Business and Operational Risks

In the event that Protexure is sold rather than continuing to hold and operate Protexure long term, we would have no further business operations.

In the event that Protexure is sold in the future rather than continuing to hold and operate it long term, we would have no further business operations. Further, if Protexure were only able to be sold on unfavorable terms, we may need to explore less advantageous strategic alternatives, which could adversely affect our financial condition.

We have incurred net losses before net realized and unrealized gains (losses) in investments and taxes in 2022 and 2021 and may incur further net losses before net realized gains (losses) in investments and taxes if we are unable to generate significant net income under our existing agency agreements.

We incurred net losses before net realized and unrealized gains (losses) on investments and taxes of $1.1 million and 1.5 million for the years ended December 31, 2022 and December 31, 2021, respectively, due mainly to the costs to fund our operations. In 2021, the losses were also due to higher-than-expected loss emergence on the Company’s lawyers book of business. Additionally, the transition of business from C&F to ISMIE has not provided the same level of commissions. Protexure continues to pursue new business to increase commission income.

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

The Company no longer has reinsurance operations and thus will rely solely on Protexure to generate income. If we are unable to increase Protexure’s profitability under the new agency agreement in future periods and if unfavorable market conditions continue, we may continue to incur net losses, which could adversely affect our financial condition.

If our agreement with ISMIE is terminated or ISMIE chooses not to renew the agreement, our ability to generate revenue would be adversely affected.

The large majority of our revenue will be derived from commissions earned by Protexure through the ISMIE Agency Agreement. The initial term of the ISMIE Agency Agreement is for 2 years beginning January 1, 2022 with automatic one-year renewals thereafter. This Agreement may be terminated by either party, for any reason, by providing a written notice to the other party at least one year prior to such date. If ISMIE should terminate, choose not to renew the agreement or renew it on terms less favorable to us, our ability to generate revenue may be materially and adversely affected.

Our inability to retain senior executives and other key personnel could adversely affect our business.

The success of our business plan is dependent upon our ability to retain Protexure senior executives and other qualified Protexure employees. In 2019, Protexure entered into an employment agreement with Mr. Kyle Nieman, President and CEO of Protexure. Mr. Nieman has more than 37 years of insurance industry experience. In addition, a number of AmerInst’s operating activities as well as certain management functions are performed by outside parties. If such outside parties and Protexure’s key employees do not renew their relationships with AmerInst and Protexure or would do so only upon terms that were not acceptable to AmerInst and Protexure, our business could be harmed.

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

AMIC Ltd. currently owns approximately 37.59% of our outstanding shares of common stock and may purchase additional shares. Under Bermuda law, shares owned by AMIC Ltd. are deemed issued and outstanding and can be voted by AMIC Ltd. at the direction of AMIC Ltd.’s board of directors, which is effectively controlled by our board of directors which, consequently, may hinder or prohibit a change in control transaction not approved by us.

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

None of our Bermuda entities are licensed or admitted as an insurer, nor accredited as a reinsurer, in any jurisdiction in the United States. However, the majority of our future revenue will be derived from commissions earned by Protexure, a Delaware corporation, through the ISMIE Agency Agreement. Our Bermuda entities conducted our reinsurance business through offices in Bermuda and do not maintain an office in the United States. While we do not believe we are in violation of insurance laws of any jurisdiction in the United States, inquiries or challenges to our insurance or prior reinsurance activities could be raised in the future. It is possible that, if we were to become subject to any laws of this type at any time in the future, we may not be in compliance with the requirements of those laws.

We believe that our non-U.S. companies have operated and will continue to operate their respective businesses in a manner that will not cause them to be subject to U.S. tax (other than withholding tax on specified investment income from U.S. sources) on the basis that none of them are engaged in a U.S. trade or business. However, there are no definitive standards under current law as to those activities that constitute a U.S. trade or business and the determination of whether a non-U.S. company is engaged in a U.S. trade or business is inherently factual. Therefore, it is possible that the U.S. Internal Revenue Service might contend that one or more of our non-U.S. companies is engaged in a U.S. trade or business. If AMIC Ltd. or any of our other non-U.S. companies is engaged in a U.S. trade or business and does not qualify for benefits under the applicable income tax treaty, such company may be subject to (i) U.S. federal income taxation at regular corporate rates on its premium income from U.S. sources and investment income that is effectively connected with its U.S. trade or business, and (ii) a U.S. federal branch profits tax on the earnings and profits attributable to such income. All of the premium income from U.S. sources and a significant portion of such company’s investment income may be subject to U.S. federal income and branch profits taxes.

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

On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status including an exception for foreign insurance companies (”PFIC insurance exception”). Generally, a company is considered a PFIC where 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income”. The Tax Act modified the PFIC insurance exception to apply, inter alia, to insurance companies whose reserves constitute more than 25% of the company’s gross assets. We believe that the Company is not a PFIC as our non-U.S. subsidiaries that are insurance companies meet the PFIC insurance exception. We also believe that Protexure meets the qualifying domestic company exception. PFIC characterization of the Company under these rules could result in adverse tax consequences to U.S. persons who own our ordinary shares, but we do not believe the Company or its subsidiaries should be characterized as a PFIC under the rules.

The Organization for Economic Co-operation and Development (the “OECD”) Pillar II initiative is intended to propose a global minimum tax rate of 15% amongst its 140 member nations and other adopting countries. On December 20, 2021, the OECD released the final model rules on Pillar II (“Model Rules”), which nations can adopt into local legislation to implement Pillar II on a global basis. Two components of the Model Rules, the Income Inclusion Rule (“IIR”) and the Under-Taxed Payment Rule (“UTPR”), could potentially be applicable to our operations:

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

We and our subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies. The insurance and regulatory environment has become subject to increased scrutiny in many jurisdictions, including in the United States. In the past, there have been Congressional and other initiatives in the United States proposing to increase supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations and the cost of complying with any such new legal requirements could have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Lease commitments

Protexure leases office space under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. In March 2023, the company executed a lease extension to July 31, 2024. Minimum lease payments, subsequent to December 31, 2022 are $101,578 in 2023 and $57,746 in 2024.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Currently, there is no public market for our common stock, but we have historically permitted AMIC Ltd.to purchase shares from our shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has historically been set to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized AMIC Ltd. to purchase shares on a negotiated case-by-case basis, and AMIC Ltd. has typically negotiated share repurchases when requested by our shareholders and when shareholders have died or retired from the practice of public accounting.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchases of our common stock to $500,000 per calendar year. In addition, AMIC Ltd. is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base.

Through December 31, 2022, AMIC Ltd. had purchased an aggregate of 232,979 common shares from shareholders who had died or retired for a total aggregate purchase price of $6,653,703. The following table shows information relating to the purchase of shares from shareholders who have died or retired from the practice of accounting as described above during the three-month period ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)
October 2022	—	—	—	N/A
November 2022	—	—	—	N/A
December 2022	—	—	—	N/A
Total	—	—	—	N/A

From time to time, AMIC Ltd. has also purchased common shares in privately negotiated transactions. Through December 31, 2022, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total aggregate purchase price of $1,109,025. No such transactions occurred during the three-month period ended December 31, 2022.

During 2022, the directors of AmerInst were not granted shares of our common stock as part of their compensation for services rendered as members of our board of directors.

As of February 28, 2023, there were 1,558 holders of record of our common shares. During 2022 and 2021, we paid no ordinary cash dividends. The declaration of dividends by our Board of Directors is dependent upon our profitability, financial condition, and other factors which the Board of Directors may deem appropriate. As described under “Item 1. – Business,” under Bermuda law, AMIC Ltd. is prohibited from declaring or paying any dividend to AmerInst if such payment would reduce the net realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital and share premium accounts. In addition, AMIC Ltd. must be able to pay its liabilities as they fall due after the payment of a dividend.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides supplemental information, which sets forth management’s views of the major factors that have affected our financial condition and results of operations that should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources.”

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

Business Overview

We are an insurance holding company based in Bermuda owned primarily by accounting firms, persons associated with accounting firms, and individual CPA practitioners. We were formed in response to concerns about the pricing and availability of accountants’ professional liability insurance in a difficult or “hard” market. Our mission is to provide insurance protection for professional service firms and engage in investment activities. Through Protexure, we act as an agent for ISMIE for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in 42 states of the United States and the District of Columbia. Prior to October 2020, Protexure had acted as an agent for C&F for all aforementioned business in all 50 states of the United States and the District of Columbia. In October 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminates the C&F Agency Agreement effective March 31, 2022. Under the terms of the signed addendum, Protexure will be permitted to issue new and renewal professional liability policies on C&F paper with effective dates no later than March 31, 2022.  Effective January 1, 2022, Protexure entered into the ISMIE Agency Agreement. Protexure continues to transition the lawyers and accountants’ professional liability previously written with C&F to ISMIE under the ISMIE Agency Agreement with the last policies scheduled to be transitioned by March 31, 2023.

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

Our reinsurance and corporate segment had revenues of $8,515 for the year ended December 31, 2022 and $3,213,768 for the year ended December 31, 2021. Total losses and expenses for this segment were $655,967 for the year ended December 31, 2022 and $4,013,676 for the year ended December 31, 2021. This resulted in a segment loss of $647,452 and $799,908 for the years ended December 31, 2022 and 2021, respectively. In 2021, the reinsurance segment of AmerInst ceased insurance operations and following the cancellation of its insurance license on May 17, 2022, provides only corporate and administration activities.

Our insurance segment had revenues of $2,262,274 for the year ended December 31, 2022 and $3,405,122 for the year ended December 31, 2021. Operating and management expenses were $3,545,385 for the year ended December 31, 2022 and $4,199,245 for the year ended December 31, 2021. This resulted in segment loss of $1,283,111 and $794,123 for the years ended December 31, 2022 and 2021, respectively. Our results of operations for the years ended December 31, 2022 and December 31, 2021 are discussed in greater detail below.

We operate our business with no material long-term debt, no purchase obligations, and no off-balance sheet arrangements required to be disclosed under applicable rules of the SEC.

Critical Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in our financial statements include but are not limited to deferred tax assets.

Income Taxes

Our U.S. subsidiary operates in jurisdictions where it is subject to taxation. Current and deferred income taxes are charged or credited to net income based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that all or some portion of deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.

We recognize a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized.

Revenue Recognition

Our primary source of revenue is derived from commissions earned on the placement of lawyers’ and accountants’ professional liability insurance under the ISMIE Agency Agreement. We recognize revenue for most of these arrangements as of a point in time at the later of the policy inception date or when the policy placement is complete because this is viewed as the date when control is transferred and all obligations are complete. We disclose our revenue recognition policy for commission income in our financial statements, including any significant assumptions or estimation methods used.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

We recorded a net loss of $1,930,563 for the year ended December 31, 2022 compared to a net loss of $1,594,031 for the same period in 2021. The decrease in net loss was mainly attributable to (i) the decrease in premiums earned from $2,581,408 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022 and (ii) the decrease in commission income from $3,404,698 for the year ended December 31, 2021 to $2,262,272 for the year ended December 31, 2022. The decrease in net loss was offset by (i) a decrease in loss and loss adjustment expenses from $1,478,366 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022; (ii) the decrease in policy acquisition costs from $1,405,774 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022; and (iii) a decrease in operating and management expenses from $4,766,924 for the year ended December 31, 2021 to $3,389,829 for the year ended December 31, 2022. More information on these changes is discussed below.

Our net premiums earned for the year ended December 31, 2022 were $0 compared to $2,581,408 for the year ended December 31, 2021, a decrease of $2,581,408 or 100%. Our net premiums earned were attributable to cessions from C&F under the Reinsurance Agreement. As noted above, the Company entered into the Commutation Agreement with C&F effective March 31, 2021. Therefore, no premiums subsequent to that date were ceded to the Company. Our net premium earned for the year ended December 31, 2021 represents our net premiums earned during the three months ended March 31, 2021. Effective May 17, 2022, AMIC Ltd.’s Class 3A insurance license was cancelled by the Bermuda Monetary Authority.

During the year ended December 31, 2022 and 2021, we recorded commission income under the Agency Agreements of $2,262,272 and $3,404,698, respectively, a decrease of $1,142,426 or 33.6%. This decrease resulted from the lower volume of premiums written under the Agency Agreements during the year ended December 31, 2022 compared to the year ended December 31, 2021, which is primarily attributable to ceased business under the C&F agreement and lower premium volumes under the new ISMIE Agency Agreement in 2022.

We recorded net investment income of $8,517 during the year ended December 31, 2022 compared to $205,851 for the year ended December 31, 2021. The decrease in net investment income was mainly attributable to a decrease in dividend income and interest income from the September 2021 liquidation of our entire investment in fixed income securities and equity securities as a measure to fund our commitment under the C&F Commutation Agreement. The annualized investment yield, calculated as total interest and dividends divided by the net average amount of total investments and cash and cash equivalents, was 0.3% for the year ended December 31, 2022, compared to the 1.2% yield earned for the year ended December 31, 2021.

We recorded net realized and unrealized gains on investments of $0 during the year ended December 31, 2022 compared to net realized and unrealized gains on investments of $426,933 during the year ended December 31, 2021, a decrease of $426,933, or 100%. In September 2021, the Company liquidated its entire investment in fixed income securities to fund the commitment to C&F under the C&F Commutation Agreement. A $343,350 net gain was realized on the sale of these investments.

Our losses and loss adjustment expenses for the year ended December 31, 2022 were $0 compared to $1,478,366 for the year ended December 31, 2021, a decrease of $1,478,366, or 100%. The decrease was attributed to the ceasing of reinsurance activity.

We recorded policy acquisition costs of $0 during the year ended December 31, 2022 compared to $1,405,774 for the same period in 2021. Policy acquisition costs were primarily ceding commissions paid to ceding reinsurers as a percentage of premiums earned. There was no reinsurance business in 2022.

We incurred operating and management expenses of $3,389,829 during the year ended December 31, 2022 compared to $4,766,924 for the same period in 2021, a decrease of $1,377,095, or 28.9%. The decrease was primarily attributable to (i) a decrease in salaries and related costs associated with Protexure’s reduction in personnel in 2022; (ii) a decrease in sub commission’s paid to brokers due to a reduction in premium volumes, and (iii) a reduction in directors fees, management fees and audit fees related to the reduction in business operations of the reinsurance and corporate business.

We recorded income tax expense of $811,523 for the year ended December 31, 2022 compared to $561,857 tax expense for the year ended December 31, 2021. At December 31, 2022 and 2021, we recorded an income tax expense as the result of changes in Protexure’s deferred tax asset position during the year, which was primarily attributable to Protexure’s usage of its loss carryforward from prior years plus its state income taxes for the current year. See Note 8 to our financial statements included in this Annual Report on Form 10-K for additional details.

Liquidity and Capital Resources

Our cash needs consist of funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs and fund our day-to-day operations over the next twelve-month period.

Prepaid expenses and other assets were $792,245 at December 31, 2022, a decrease of $299,570 from $1,091,815 at December 31, 2021. The balance primarily related to (1) premiums due to Protexure under the Agency Agreements, (2) policy acquisition costs, and (3) prepaid professional fees. This balance fluctuates due to the timing of the prepayments and to the timing of the premium receipts by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to C&F and other cedants under Agency Agreements and expenses accrued relating largely to professional fees. The balance decreased from $2,860,876 at December 31, 2021 to $2,346,805 at December 31, 2022, a decrease of $514,071, or 18.0%. This balance fluctuates due to the timing of the premium payments to C&F and payments of professional fees.

During 2022 and 2021, we paid no ordinary cash dividends as a measure to preserve the Company’s capital base. Since we began paying dividends in 1995, our original shareholders have received approximately $22.87 in cumulative dividends per share. Dividend payments are subject to the Board of Directors’ continuing evaluation of our level of surplus compared to our capacity to accept more business. No dividends were paid during 2022 as a measure to preserve the Company’s capital bases, as referred to above.

The BMA has authorized AMIC Ltd. to purchase our common shares from shareholders who have died or retired from the practice of public accounting and on a negotiated basis. Through March 1, 2023, AMIC Ltd. had purchased 232,979 common shares from shareholders who had died or retired for a total purchase price of $6,653,703. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. Through that date, AMIC Ltd. had purchased an additional 75,069 common shares in such privately negotiated transactions for a total purchase price of $1,109,025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AmerInst Insurance Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmerInst Insurance Group, Ltd. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred tax asset – Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. The Company’s deferred tax assets as of December 31, 2022 were $232,000, net of a $1.6m valuation allowance.

Auditing the Company’s valuation and realizability of deferred tax assets, including significant assumptions relating to the projection of future taxable income, involved especially subjective auditor judgment and an increased extent of effort, including the involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the deferred tax asset included the following, among others:

•	We evaluated the reasonableness of the assumptions and judgements used by management to determine whether a valuation allowance was necessary, and the extent of the valuation allowance.

•	We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates.

•	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:

•	Internal Budgets

•	Historical Taxable income

•	Management’s history of carrying out its stated plans and its ability to carry out plans

•

With the assistance of our tax specialists, we evaluated whether the sources of management’s estimated taxable income were of appropriate character and sufficient to utilize the deferred tax assets under the relevant tax laws.

•	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 31, 2023

We have served as the Company's auditor since 1998.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(Expressed in U.S. dollars)

	2022	2021
ASSETS
Cash and cash equivalents (Note 3)	$2,414,077	$3,477,714
Property and equipment (Note 5)	644,133	898,560
Deferred income taxes	232,000	1,059,000
Prepaid expenses and other assets (Note 6)	792,245	1,091,815
TOTAL ASSETS	$4,082,455	$6,527,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 7)	$2,346,805	$2,860,876
TOTAL LIABILITIES	$2,346,805	$2,860,876

COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2022 and 2021: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	3,725,600	5,656,163
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	1,735,650	3,666,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,082,455	$6,527,089

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

years ended December 31, 2022 and 2021

(Expressed in U.S. dollars)

	2022	2021
REVENUES
Net premiums earned (Note 10)	$—	$2,581,408
Commission income	2,262,272	3,404,698
Net investment income (Note 4)	8,517	205,851
Net realized and unrealized gain (loss) on investments (Note 4)	—	426,933
TOTAL REVENUES	2,270,789	6,618,890

LOSSES AND EXPENSES
Losses and loss adjustment expenses	—	1,478,366
Policy acquisition costs	—	1,405,774
Operating and management expenses (Note 11)	3,389,829	4,766,924
TOTAL LOSSES AND EXPENSES	3,389,829	7,651,064
LOSS BEFORE TAX	(1,119,040)	(1,032,174)
Tax expense (Note 8)	811,523	561,857
NET LOSS AFTER TAX	$(1,930,563)	$(1,594,031)
NET LOSS PER SHARE
Basic	$(3.12)	$(2.57)
Diluted	$(3.12)	$(2.57)

Weighted average number of common shares outstanding for the year
Basic	619,392	619,822
Diluted	619,392	619,822

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

years ended December 31, 2022 and 2021

(Expressed in U.S. dollars)

	2022	2021
NET LOSS AFTER TAX	$(1,930,563)	$(1,594,031)
OTHER COMPREHENSIVE LOSS
Net unrealized holding gains arising during the period	—	(239,546)
Reclassification adjustment for gains included in net income	—	(343,350)
TOTAL OTHER COMPREHENSIVE LOSS		(582,896)
COMPREHENSIVE LOSS	$(1,930,563)	$(2,176,927)

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

years ended December 31, 2022 and 2021

(Expressed in U.S. dollars)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	$995,253	$6,287,293	$7,250,194	$582,896	$(9,216,579)	$5,899,057
Net loss	—	—	(1,594,031)	—	—	(1,594,031)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	(582,896)	—	(582,896)
Purchase of shares by subsidiary, net					(55,917)	(55,917)
BALANCE AT DECEMBER 31, 2021	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(1,930,563)	—	—	(1,930,563)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2022	$995,253	$6,287,293	$3,725,600	$—	$(9,272,496)	$1,735,650

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31, 2022 and 2021

(Expressed in U.S. dollars)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,930,563)	$(1,594,031)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on investments	—	62,811
Depreciation and amortization on property and equipment	366,466	347,337
Net realized and unrealized (gains) on investments	—	(426,933)
Changes in assets and liabilities:
Assumed reinsurance premiums receivable	—	2,221,664
Accrued investment income	—	147,975
Deferred income taxes	827,000	555,000
Deferred policy acquisition costs	—	724,509
Prepaid expenses and other assets	299,570	384,372
Liability for losses and loss adjustment expenses	—	(20,936,677)
Unearned premiums	—	(4,622,666)
Assumed reinsurance payable	—	(3,175,098)
Accrued expenses and other liabilities	(514,071)	(828,744)
Net cash used in operating activities	(951,598)	(27,140,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(112,039)	(147,477)
Purchases of available-for-sale securities	—	(5,545,313)
Proceeds from sales of available-for-sale securities	—	1,684,014
Proceeds from redemptions of fixed maturity investments	—	21,650,652
Proceeds from maturities of fixed maturity investments	—	2,336,000
Net cash provided by investing activities	(112,039)	19,977,876

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of shares by subsidiary, net	—	(55,917)
Net cash used in financing activities	—	(55,917)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,063,637)	(7,218,522)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	3,477,714	10,696,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$2,414,077	$3,477,714

See accompanying notes to the consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

AmerInst Insurance Group, Ltd., (“AmerInst,” “Company,” “we,” “our” or “us.”) was formed under the laws of Bermuda in 1998. The Company, through its wholly owned subsidiary AmerInst Insurance Company, Ltd. (“AMIC Ltd.”) and its predecessor AmerInst Insurance Company, Inc. (“AIIC Inc.”), were engaged in the reinsurance of claims-made insurance policies of participants in an American Institute of Certified Public Accountants (“AICPA”) sponsored insurance program that provided accountants’ professional liability insurance coverage (“AICPA Plan”) through December 31, 2008. Effective December 30, 2020, AMIC Ltd. merged with its wholly owned subsidiary, AmerInst Investment Company, Ltd., with AMIC Ltd. being the surviving entity.

Agency Agreements with C&F and ISMIE

On September 25, 2009, Protexure Insurance Agency, Inc. (“Protexure”), a subsidiary of AmerInst, entered into an agency agreement (the “C&F Agency Agreement”) with The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company (collectively, “C&F”) pursuant to which C&F appointed Protexure as its exclusive agent for the purposes of soliciting, underwriting, quoting, binding, issuing, cancelling, non-renewing and endorsing accountants’ professional liability and lawyers’ professional liability insurance coverage in all 50 states of the United States and the District of Columbia.

In 2021, C&F and Protexure signed an addendum to the C&F Agency Agreement which terminated the C&F Agency Agreement effective March 31, 2022. Under the terms of the addendum, Protexure was permitted to issue new and renewal professional liability policies on behalf of C&F with effective dates no later than March 31, 2022.

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure is transitioning the lawyers and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies are and will also be written by the Hanover Insurance Company. The C&F Agency Agreement and the ISMIE Agency Agreement are referred to herein as, collectively, the “Agency Agreements.”

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

During the third quarter of 2021, C&F and AMIC Ltd. entered into a commutation agreement (the “C&F Commutation Agreement”), which became effective as of March 31, 2021, whereby C&F and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement. In accordance with the C&F Commutation Agreement, in full satisfaction of AMIC Ltd.’s past, present and future obligations and liabilities under the Reinsurance Agreement, an aggregate sum of $26,076,000 was paid by AMIC Ltd. to C&F in October 2021. Following the commutation of all of AMIC’s reinsurance business and the decision by the Company’s board of directors not to resume reinsurance operations through AMIC, the Company made an application to the BMA to cancel AMIC’s insurance license. Effective May 17, 2022, AMIC Ltd.’s Class 3A insurance license was cancelled by the Bermuda Monetary Authority (BMA).

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

During the first quarter of 2022, CAMICO and AMIC Ltd. entered into a commutation agreement (the “CAMICO Commutation Agreement”), which became effective December 31, 2021, whereby CAMICO and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown under the reinsurance contract between CAMICO and AMIC Ltd. In accordance with the CAMICO Commutation Agreement, in full satisfaction of AMIC Ltd.’s past present and future obligations and liabilities under the reinsurance contract between CAMICO and AMIC Ltd., an aggregate sum of $15,000 was paid by CAMICO to AMIC Ltd. in March 2022.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of AmerInst and its operating wholly-owned subsidiaries, AmerInst Mezco, Ltd. (“Mezco”), AMIC Ltd., and Protexure. Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include but are not limited to the estimates of future taxable income to determine valuation allowances on deferred taxes.

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

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amounts considered realizable in future periods, which is assessed at each balance sheet date. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and recent financial operating results.

Earnings per common share

Basic earnings per share is determined as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the impact of the Company’s stock option plan.

Commission Income

Our primary source of revenue is derived from commissions earned on the placement of lawyers’ and accountants’ professional liability insurance under the ISMIE Agency Agreement. We recognize revenue for most of these arrangements as of a point in time at the later of the policy inception date or when the policy placement is complete because this is viewed as the date when control is transferred and all obligations are complete.

New Accounting Pronouncements

New Accounting Standards Adopted in 2022

No new accounting standards adopted in 2022.

3. PLEDGED ASSETS

Cash and Cash Equivalents at December 31, 2022 and 2021 include $1,293,876 and $1,794,001 held by Protexure in a fiduciary capacity, respectively.

4. INVESTMENTS

Information on sales and maturities of investments during the twelve months ended December 31, 2022 and 2021 are as follows:

	2022	2021
Total proceeds on sales of available-for-sale securities	$—	$1,684,014
Total proceeds from redemptions of fixed maturity investments	—	21,650,652
Total proceeds from maturities of fixed maturity investments	—	2,336,000
Gross gains on sales	—	499,859
Gross losses on sales	—	(72,926)
Total	$—	$426,933

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major categories of net interest and dividend income are summarized as follows:

	2022	2021
Interest earned:
Fixed maturity investments	$—	$235,090
Short term investments and cash and cash equivalents	8,517	7,637
Dividends earned	—	13,508
Investment expenses	—	(50,384)
Net investment income	$8,517	$205,851

5. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at December 31, 2022 and 2021 at cost, less accumulated depreciation and amortization, totaled $644,133 and $898,560, respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2022
Furniture and fixtures	$36,705	$35,284	$1,421
Office equipment	107,392	100,027	7,365
Computer equipment	24,129	22,532	1,597
Internal use software	1,869,464	1,235,714	633,750
Total	$2,037,690	$1,393,558	$644,133

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2021
Furniture and fixtures	$36,705	$34,337	$2,368
Office equipment	107,392	84,992	22,400
Computer equipment	24,129	20,529	3,600
Internal use software	1,757,425	887,233	870,192
Total	$1,925,651	$1,027,091	$898,560

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at December 31, 2022 and 2021 comprise the following:

	2022	2021
Prepaid expenses	68,823	171,342
Accounts receivable	462,567	520,117
Policy acquisition costs and other assets	213,735	258,996
Building right of use asset	47,120	141,360
	$792,245	$1,091,815

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at December 31, 2022 and 2021 comprise the following:

	2022	2021
Premiums payable	$1,686,066	$2,143,468
Accounts payable and accrued liabilities	361,497	293,169
Unearned commission income	138,222	176,693
Building lease liability	51,651	136,816
Other liabilities	109,369	110,730
	$2,346,805	$2,860,876

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2022	2021
Earnings before income tax	$(1,119,040)	$(1,032,174)
Expected tax	—	—
Foreign taxes at local expected rates	(15,477)	6,857
Change in deferred tax asset of US subsidiary	(132,000)	(69,000)

Deferred tax expense from enacted rate reductions	—	—
Change in valuation allowance	959,000	624,000
Net tax expense	$811,523	$561,857

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Management has reduced deferred tax assets by a valuation allowance as the ability of the Company to realize these benefits is not certain at this time. The components of net deferred income tax assets and liabilities are comprised of the following:

	2022	2021
Capitalized start-up expenses	$29,000	$44,000
Operating loss carryforwards	136,000	945,000
Unearned commission income	40,000	50,000
Depreciation and amortization	27,000	20,000
Deferred tax assets	$232,000	$1,059,000

9. SHAREHOLDERS’ EQUITY

AmerInst currently does not have a public market for its common stock, but the Company has historically purchased shares from the Company’s shareholders upon their death, disability or retirement from the practice of public accounting. The repurchase price has been equal to the year-end net book value per share for the most recently completed fiscal year reduced by the amount of any dividends already paid on the repurchased shares during the calendar year of the repurchase and any dividends the shareholder would be entitled to receive on the repurchased shares that have not been paid. In addition, the BMA has authorized additional purchase on a negotiated case-by-case basis, and such purchases have typically been negotiated share repurchases when requested by Company shareholders.

On February 25, 2011, the Board of Directors amended and restated AmerInst’s Statement of Share Ownership Policy to better manage our cash flow from year to year. Under the revised policy, we limit AMIC Ltd.’s repurchases of our common stock to $500,000 per calendar year. In addition, AMIC Ltd. is only authorized to repurchase shares, with Board approval, from shareholders upon their death, disability or retirement from the practice of public accounting. In October 2020, the Board temporarily (i) suspended the amended and restated AmerInst’s Statement of Share Ownership Policy and (ii) discontinued the repurchases of our common stock, as a measure to preserve the Company’s capital base. In the future, the Board may consider reinstating the amended and restated AmerInst’s Statement of Share Ownership Policy if market conditions and the Company’s capital base support reinstatement.

10. PREMIUMS WRITTEN

Premiums written were $0 and ($2,041,258) during 2022 and 2021, respectively. The lack of premiums written in 2022 reflects AMIC Ltd.’s cancellation of its insurance license, and the ceasing of reinsurance operations.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. OPERATING AND MANAGEMENT EXPENSES

With the exception of Protexure, AmerInst and its other direct and indirect subsidiaries have no employees. Their operating activities, as well as certain management functions, are performed by contracted professional service providers. Davies Captive Management Limited provides AmerInst and AMIC Ltd. certain management, administrative and operations services under the direction of AmerInst’s Board of Directors pursuant to an agreement. The agreement may be terminated by either party upon not more than 90 days nor less than 60 days prior written notice. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer, director and employee of Davies Captive Management Limited. The Company paid Davies Captive Management Limited $147,500 and $352,322 in fees during 2022 and 2021, respectively.

Operating and management expenses include compensation accrued for payment to members of the Board of Directors and various committees of the Board totaling $59,350 in 2022 and $148,924 in 2021. Payment of compensation to directors has been deferred for cash preservation.

12. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance and corporate, previously called the reinsurance segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section above. The tables below summarize the results of our reportable segments as of and for December 31, 2022 and December 31, 2021.

	As of and for the Year Ended December 31, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$8,515	$2,262,274	$2,270,789
Total losses and expenses	655,967	3,545,385	4,201,352
Segment loss	(647,452)	(1,283,111)	(1,930,563)
Identifiable assets	—	644,133	644,133

	As of and for the Year Ended December 31, 2021
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$3,213,768	$3,405,122	$6,618,890
Total losses and expenses	4,013,676	4,199,245	8,212,921
Segment loss	(799,908)	(794,123)	(1,594,031)
Identifiable assets	—	898,560	898,560

13. STOCK COMPENSATION

Phantom Shares:

Protexure has employment agreements with two key members of senior management, which grant them phantom shares of the Company. Under these agreements, these employees were initially granted an aggregate of 48,762 phantom shares of the Company on the date of their employment, subject to certain vesting requirements. The phantom shares are eligible for phantom dividends payable at the same rate as regular dividends on the Company’s common shares. The phantom dividends may be used only to purchase additional phantom shares with the purchase price of such phantom shares being the net book value of the Company’s actual common shares as of the end of the previous quarter. During the year, no phantom shares were granted.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

62,920 phantom shares were outstanding at December 31, 2022 and December 31, 2021. The following table provides a reconciliation of the beginning and ending balance of vested phantom shares for the year ended December 31, 2022:

Number of Phantom Shares
Outstanding—beginning	62,920
Granted—arising from dividends declared during the year.	—
Forfeited—due to death	—
Outstanding—ending	62,920

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at December 31, 2022.

Stock Option Plan:

A summary of the status of the stock option plan as of December 31, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2022	43,100	$28.45	1,900	$30.46	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	0.2		1.2		0.3

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the stock option plan as of December 31, 2021 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2021	25,300	$28.40	19,700	$28.71	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2021	34,200	$28.43	10,800	$28.86	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life (years)	1.2		1.4		1.3

Information pertaining to options outstanding at December 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$27.99	—	0.0	$27.99	35,000	$27.99	0.0
$30.58	1,400	1.0	$30.58	5,600	$30.58	1.0
$30.14	500	1.8	$30.14	2,500	$30.14	1.8

Information pertaining to options outstanding at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$27.99	7,000	1.0	$27.99	28,000	$27.99	1.0
$30.58	2,800	2.0	$30.58	4,200	$30.58	2.0
$30.14	1,000	2.8	$30.14	2,000	$30.14	2.8

At December 31, 2022, there was no intrinsic value associated with (i) the 35,000 options granted March 3, 2017, (ii) the 7,000 options granted on January 1, 2018 and (iii) the 5,000 optioned granted on October 1, 2018 where the market value of the stock as of the close of business at year end was $2.80 per share as compared with the option exercise prices of $27.99, $30.58 and $30.14, respectively.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options in the years ended December 31, 2022 and 2021.

14. COMMITMENTS AND CONTINGENCIES

Protexure leases office space under a non-cancellable lease agreement. The lease is renewable at the option of the lessee under certain conditions. In March 2023, the company executed a lease extension to July 31, 2024. Minimum lease payments, subsequent to December 31, 2022 are $101,578 in 2023 and $57,746 in 2024.

15. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

2022	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$—	$—	$—	$—
Commission income	777,506	475,838	489,998	518,930
Net investment income	31	21	1,400	7,065
Net realized and unrealized gain	—	—	—	—
Total revenues	$777,537	$475,859	$491,398	$525,995
Net (loss)	$(210,261)	$(400,654)	$(441,709)	$(877,939)
Basic (loss) per share	$(0.34)	$(0.65)	$(0.71)	$(1.42)
Diluted (loss) per share	$(0.34)	$(0.65)	$(0.71)	$(1.42)

2021	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Net premiums earned	$2,070,381	$2,248,830	$(1,737,803)	$—
Commission income	1,033,475	814,161	808,896	748,166
Net investment income	70,989	75,742	57,893	1,227
Net realized and unrealized gain	30,558	51,523	344,852	—
Total revenues	$3,205,403	$3,190,256	$(526,162)	$749,393
Net (loss) income	$344,147	$(93,078)	$(955,112)	$(889,988)
Basic (loss) income per share	$0.55	$(0.15)	$(1.54)	$(1.43)
Diluted (loss) income per share	$0.55	$(0.15)	$(1.54)	$(1.43)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our management, including our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Financial Officer each concluded that as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

AMERINST INSURANCE GROUP, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2022.

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

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include as necessary, best estimates and judgments by management.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption from this requirement for smaller reporting companies under SEC rules. Consequently, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control.

Our management, including the President and Chief Financial Officer, has reviewed our internal control. There have been no changes in our internal control during our most recently completed fiscal quarter that materially affected or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual General Meeting of Shareholders to be held on June 6, 2023 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides certain information regarding our 2016 Stock Option Plan as of December 31, 2022.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Index to Financial Statements and Schedules on page 16.

(a)(2)	See Index to Financial Statements and Schedules on page 16.

(a)(3)	See Index to Exhibits set forth on pages 38-39 which is incorporated by reference herein.

(b)	See Index to Exhibits which is incorporated by reference herein.

(c)	See Index to Financial Statements and Schedules on page 16.

The Index to Exhibits beginning on page 38 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

Year ended December 31, 2022

Exhibit Number	Description

3.1	Memorandum of Association of AmerInst Insurance Group Ltd.—incorporated by reference herein to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4 (filed 3/2/99) (No. 333-64929)

3.2	Bye-laws of the Company—incorporated by reference herein to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4A (filed 6/29/99) (No. 333-64929)

4.1	Section 47 of the Company’s Bye-laws—included in Exhibit 3.2 hereto

4.2	Statement of Stock Ownership Policy—incorporated by reference herein to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (filed 12/18/08) (No. 000-28249)

10.1	Management Agreement between USA Risk Group (Bermuda), Ltd., Davies Captive Management Limited (fka Cedar Management Limited) and AMIC Ltd. dated July 1, 2008—incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/31/09) (No. 000-28249)

10.2	Employment Agreement effective May 20, 2019 between Protexure Insurance Agency, Inc and F. Kyle Nieman III effective May 20, 2019

10.3

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

10.4

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

10.5	AmerInst Insurance Group, Ltd. 2016 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/9/16)(No. 000-28249)

10.6	Form of Non-Qualified Stock Option Agreement (filed 3/31/17) (No. 000-28249)

10.7

Commutation and Release Agreement, dated October 12, 2021, among AmerInst Insurance Company, Ltd., The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company—  incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249)

10.8

First Amendment to Agency Agreement, dated October 12, 2021, among Protexure Insurance Agency, Inc. f/k/a AmerInst Professional Services Limited, The North River Insurance Company, United States Fire Insurance Company, Crum & Forster Indemnity Company, Crum and Forster Insurance Company, and Crum & Forster Specialty Insurance Company— incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 10/18/21) (No. 000-28249)

10.9

Managing General Agency Agreement, dated January 1, 2022, by and between Amwins Specialty Casualty Solutions, LLC and Protexure Insurance Agency, Inc. —incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (filed 3/30/22) (No. 000-28249)

10.10	Addendum to Management Agreement between Davies Captive Management Limited and AMIC Ltd. effective January 1, 2023*

21.1	Subsidiaries of the Registrant—incorporated by reference herein to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (filed 3/29/12) (No. 000-28249)

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Joseph P. Murphy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Instance Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104.	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*         Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023	AMERINST INSURANCE GROUP, LTD.

	By:	/S/ Joseph P. Murphy
Joseph P. Murphy, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Joseph P. Murphy	President and Director	March 31, 2023
Joseph P. Murphy	(Principal Executive Officer)

/S/ THOMAS R. MCMAHON	Chief Financial Officer and Treasurer	March 31, 2023
Thomas R. McMahon	(Principal Financial and Accounting Officer)

/S/ THOMAS B. LILLIE	Director and Chairman of the Board	March 31, 2023
Thomas B. Lillie

/S/ JEROME A. HARRIS	Director and Vice-Chairman of the Board	March 31, 2023
Jerome A. Harris

/S/ JEFFRY I. GILLMAN	Director	March 31, 2023
Jeffry I. Gillman

/S/ DAVID R. KLUNK	Director	March 31, 2023
David R. Klunk

/S/ IRVIN F. DIAMOND	Director	March 31, 2023
Irvin F. Diamond

/S/ Vincent C. Pangia	Director	March 31, 2023
Vincent C. Pangia