Form 10-Q
period 2023-03-31
AMERINST INSURANCE GROUP LTD
filed 2023-05-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2023.

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

As of May 1, 2023, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

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

•

the effects of natural disasters, harsh weather conditions, widespread health emergencies (including pandemics such as the COVID-19 pandemic), military conflict, terrorism, civil unrest or other geopolitical and unpredictable events;

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Cash and cash equivalents	$1,973,811	$2,414,077
Property and equipment (Note 2)	568,996	644,133
Deferred income taxes	151,000	232,000
Prepaid expenses and other assets (Note 3)	992,582	792,245
TOTAL ASSETS	$3,686,389	$4,082,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$2,338,582	$2,346,805
TOTAL LIABILITIES	$2,338,582	$2,346,805
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2023 and 2022: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	3,337,757	3,725,600
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	1,347,807	1,735,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,686,389	$4,082,455

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE INCOME (LOSS)

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
REVENUE
Commission income	$629,367	$777,506
Net investment income	224	31
TOTAL REVENUE	629,591	777,537
LOSSES AND EXPENSES
Operating and management expenses	936,434	1,005,798
TOTAL LOSSES AND EXPENSES	936,434	1,005,798
NET LOSS BEFORE TAX	$(306,843)	$(228,261)
Income tax expense	81,000	(18,000)
NET LOSS AFTER TAX	$(387,843)	$(210,261)
OTHER COMPREHENSIVE LOSS
Net unrealized holding losses arising during the period	—	—
OTHER COMPREHENSIVE LOSS	—	—
COMPREHENSIVE LOSS	$(387,843)	$(210,261)
RETAINED EARNINGS, BEGINNING OF PERIOD	$3,725,600	$5,656,163
Net loss	(387,843)	(210,261)
Dividends	—	—
RETAINED EARNINGS, END OF PERIOD	3,337,757	5,445,902
Per share amounts
Net loss per share
Basic	$(0.63)	$(0.34)
Diluted	$(0.63)	$(0.34)
Dividends	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	619,392
Diluted	619,392	619,392

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of March 31, 2023

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2023	$995,253	$6,287,293	$3,725,600	$—	$(9,272,496)	$1,735,650
Net loss	—	—	(387,843)	—	—	(387,843)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2023	$995,253	$6,287,293	$3,337,757	$—	$(9,272,496)	$1,347,807

As of March 31, 2022

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(210,261)	—	—	(210,261)
Other comprehensive loss
Unrealized (loss) on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(436,778)	$(801,516)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,488)	(39,431)
Net Cash used in by Investing Activities	(3,488)	(39,431)
FINANCING ACTIVITIES
Net Cash provided by Financing Activities	—	—
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(440,266)	(840,947)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$2,414,077	$3,477,714
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,973,811	$2,636,767

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

1. BASIS OF PREPARATION AND CONSOLIDATION

The condensed consolidated financial statements included herein have been prepared by AmerInst Insurance Group, Ltd. (“AmerInst”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations as of the end of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated on consolidation. These statements are condensed and do not incorporate all the information required under U.S. GAAP to be included in a full set of financial statements. In these notes, the terms “we”, “us”, “our” or the “Company” refer to AmerInst and its subsidiaries. These condensed statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2022 and notes thereto, included in AmerInst’s Annual Report on Form 10-K for the year then ended.

New Accounting Pronouncements

New Accounting Standards Adopted in 2023

No new accounting standards adopted in 2023.

Accounting Standards Not Yet Adopted

No accounting standards not yet adopted.

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at March 31, 2023 and December 31, 2022 at cost, less accumulated depreciation and amortization, totaled $568,996 and $644,133 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
March 31, 2023
Furniture and fixtures	$36,705	$35,520	$1,185
Office equipment	107,392	101,869	5,523
Computer equipment	24,129	22,760	1,369
Internal use software	1,872,952	1,312,033	560,919
Total	$2,041,178	$1,472,182	$568,996

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2022
Furniture and fixtures	$36,705	$35,284	$1,421
Office equipment	107,392	100,027	7,365
Computer equipment	24,129	22,532	1,597
Internal use software	1,869,464	1,235,714	633,750
Total	$2,037,690	$1,393,558	$644,133

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at March 31, 2023 and December 31, 2022 comprise the following:

	2023	2022
Prepaid expenses and other assets	107,885	68,823
Accounts receivable	553,426	462,567
Policy acquisition costs	203,325	213,735
Building right of use asset	127,946	47,120
	$992,582	$792,245

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at March 31, 2023 and December 31, 2022 comprise the following:

	2023	2022
Premiums payable	$1,628,573	$1,686,066
Accounts payable and accrued liabilities	376,843	361,497
Unearned commission income	95,793	138,222
Building lease liability	128,004	51,651
Other liabilities	109,369	109,369
	$2,338,582	$2,346,805

5. INVESTMENTS

Major categories of net investment income during the three months ended March 31, 2023 and 2022 are summarized as follows:

	March 31, 2023	March 31, 2022
Interest earned:
Short term investments and cash and cash equivalents	$224	$31
Net investment income	$224	$31

6. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) reinsurance and corporate, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the three months ended March 31, 2023 and 2022.

	As of and for the Three Months Ended March 31, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$224	$629,367	$629,591
Total expenses	126,989	890,445	1,017,434
Segment loss	(126,765)	(261,078)	(387,843)
Identifiable assets	—	568,996	568,996

	As of and for the Three Months Ended March 31, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$29	$777,505	$777,537
Total expenses	171,402	816,396	987,798
Segment loss	(171,373)	(38,888)	(210,261)
Identifiable assets	—	848,547	848,547

7. STOCK COMPENSATION

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at March 31, 2023.

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

A summary of the status of the stock option plan as of March 31, 2023 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2023	43,100	$28.45	1,900	$30.46	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	(35,000)	27.99	—	—	(35,000)	27.99
Exercised	—	—	—	—	—	—
Vested	1,400	30.58	(1,400)	30.58	—	—
Outstanding—March 31, 2023	9,500	$30.46	500	$30.14	10,000	$30.45
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	1.0		1.5		1.0

A summary of the status of the stock option plan as of December 31, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2022	43,100	$28.45	1,900	$30.46	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	0.2		1.2		0.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the three months ended March 31, 2023 and 2022, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A “Risk Factors” of our 2022 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the Commission after the date of this report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, the risk factors listed in Item 1A “Risk Factors” of our 2022 Annual Report on Form 10-K or discussed in this Quarterly Report on Form 10-Q should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s analysis only as of the date they are made. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) corporate activity previously called reinsurance and corporate segment through which the company conducts corporate and administrative activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the corporate activity reportable segment and the insurance activity reportable segment were $224 and $629,367, respectively, for the three months ended March 31, 2023 compared to $29 and $777,508 respectively, for the three months ended March 31, 2022. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

Effective January 1, 2022, Protexure entered into a Managing General Agency Agreement (the “ISMIE Agency Agreement”) with Amwins Specialty Casualty Solutions, LLC for policies written by ISMIE Mutual Insurance Company (“ISMIE”). Protexure is transitioning the lawyers’ and accountants’ professional liability policies previously written with C&F to ISMIE. Certain policies are and will also be written by the Hanover Insurance Company. The C&F Agency Agreement and the ISMIE Agency Agreement are referred to herein as the “Agency Agreements.”

Reinsurance Agreement

We previously conducted reinsurance business through AMIC Ltd., our subsidiary, which was a registered insurer in Bermuda. On September 25, 2009, AMIC Ltd. entered into a professional liability quota share agreement with C&F (the “Reinsurance Agreement”) pursuant to which C&F agreed to cede, and AMIC Ltd. agreed to accept as reinsurance, a 50% quota share of C&F’s liability under insurance written by Protexure on behalf of C&F and classified by C&F as accountants’ professional liability and lawyers’ professional liability, subject to AMIC Ltd.’s surplus limitations. Policies written by insurers other than C&F were not subject to the 50% quota share reinsurance to AMIC Ltd. The term of the Reinsurance Agreement was continuous and could be terminated by either party upon at least 120 days’ prior written notice to the other party. During the third quarter of 2021, C&F and AMIC Ltd. entered into the C&F Commutation Agreement, which became effective as of March 31, 2021, whereby C&F and AMIC Ltd. agreed to fully and finally settle and commute all their respective past, present and future obligations and liabilities, known and unknown, under the Reinsurance Agreement Effective May 17, 2022, AMIC Ltd.’s Class 3A insurance license was cancelled by the Bermuda Monetary Authority (BMA) at AMIC Ltd.’s request.

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

Third-party Managers and Service Providers

Davies Captive Management Limited provides the day-to-day services necessary for the administration of our business. Our agreement with Davies Captive Management Limited was renewed for one year beginning January 1, 2023 and ending December 31, 2023. Mr. Thomas R. McMahon, our Treasurer and Chief Financial Officer, is an officer and employee of Davies Captive Management Limited.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

We recorded net loss of $387,843 for the three months ended March 31, 2023 compared to a net loss of $210,261 for the same period in 2022. The increase in net loss is due primarily to a reduction in commission income, partially offset by a reduction in operating and management expenses, and an increased valuation allowance for the period.

For the quarters ended March 31, 2023 and 2022, we recorded commission income under the Agency Agreements of $629,367 and $777,506, respectively, a decrease of $148,139 or 19.1%. This decrease was primarily due to a reduction in renewal premiums with Hanover during the first quarter of 2023 compared to the same period in 2022.

We recorded net investment income of $224 for the quarter ended March 31, 2023 compared to $31, for the quarter ended March 31, 2022. The increase in net investment income was attributable to an increase in interest earned on short-term investments and cash and cash equivalents from higher interest rates.

We incurred operating and management expenses of $936,434 in the first quarter of 2023 compared to $1,005,798 for the same period in 2022, a decrease of $69,364 or 6.9%. The decrease was primarily attributable to decreased management fees partially offset by an increase in legal expenses in the first quarter of 2023 compared to the same period in 2022.

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance and corporate, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements.

	As of and for the Three Months Ended March 31, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$224	$629,367	$629,591
Total expenses	126,989	890,445	1,017,434
Segment loss	(126,765)	(261,078)	(387,843)
Identifiable assets	—	568,996	568,996

	As of and for the Three Months Ended March 31, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$29	$777,505	$777,537
Total expenses	171,402	816,396	987,798
Segment loss	(171,373)	(38,888)	(210,261)
Identifiable assets	—	848,547	848,547

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $2,414,077 at December 31, 2022 to $1,973,811 at March 31, 2023, a decrease of $440,266 or 18.2%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and payment of accrued liabilities.

Prepaid expenses and other assets were $992,582 at March 31, 2023 compared to $792,245 at December 31, 2022. The balance primarily relates to (1) premiums due to Protexure under the Agency Agreements, (2) policy acquisition costs and (3) other prepaid expenses. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to ISME under the Agency Agreement and expenses accrued relating largely to professional and director fees. The balance decreased from $2,346,805 at December 31, 2022 to $2,338,582 at March 31, 2023, a decrease of $8,223 or 0.4%. This balance fluctuates due to the timing of the premium payments to ISME and payments of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs consist of (i) settling expenses and (ii) funding day-to-day operations. Our management expects that our unrestricted cash balance will be sufficient to meet our cash needs and fund our day-to-day operations over the next twelve-month period. The Company is currently in discussions for the potential sale of the assets of Protexure. The proceeds of the sale would flow to the Company.  In the event of the successful completion of such discussions and subject to shareholder approval, Protexure would cease business operations and it and the Company would be placed into liquidation with a potential cash distribution being made to shareholders. Should these discussions fail, the Company may need to explore less advantageous strategic alternatives.

Total cash, investments and other invested assets decreased from $2,414,077 at December 31, 2022 to $1,973,811 at March 31, 2023, a decrease of $440,266 or 18.2%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations and payment of accrued liabilities.

The Bermuda Monetary Authority has authorized AMIC Ltd. to purchase our common shares, on a negotiated basis, from shareholders who have died or retired from the practice of public accounting. From its inception through March 31, 2023, AMIC Ltd. had repurchased 232,979 common shares from shareholders who had died or retired at an aggregate purchase price of $6,653,703. During the three months ended March 31, 2023, no such transactions occurred. From time to time, AMIC Ltd. has also purchased shares in privately negotiated transactions. From its inception through March 31, 2023, AMIC Ltd. has purchased an additional 75,069 common shares in such privately negotiated transactions at an aggregate purchase price of $1,109,025. During the three months ended March 31, 2023, no such transactions occurred.

Cash Dividends

We paid no dividends during the first quarter of 2023. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of March 31, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2022 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or operating results.

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

Dated: May 15, 2023	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ JOSEPH P. MURPHY
Joseph P. Murphy
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)