Form 10-Q
period 2023-06-30
AMERINST INSURANCE GROUP LTD
filed 2023-08-02
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2023.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging Growth Company	☐

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

As of August 1, 2023, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•

We have entered into a Purchase and Sale Agreement for the sale of substantially all of the assets of our primary operating subsidiary, Protexure Insurance Agency, Inc. (“Protexure”). If this sale goes through, we will have no business operations and plan to liquidate;

•	If the sale of Protexure fails to go through, we may have to evaluate less favorable strategic alternatives as the erosion of unrestricted cash to fund operations continues;

•	a worsening global economic market and changing rates of inflation and other economic conditions;

•	our continuing ability to enter into new agency agreements with other carriers;

•	changes in the amount of professional liability business accepted by our insurance company partners;

•	our ability to generate increased revenues and positive earnings in future periods;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	a decrease in the level of demand for professional liability insurance or an increase in the supply of professional liability insurance capacity;

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of June 30, 2023	As of December 31, 2022
ASSETS

Cash and cash equivalents	$1,731,928	$2,414,077
Property and equipment (Note 2)	490,526	644,133
Deferred income taxes	122,000	232,000
Prepaid expenses and other assets (Note 3)	942,867	792,245
TOTAL ASSETS	$3,287,321	$4,082,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$2,499,486	$2,346,805
TOTAL LIABILITIES	$2,499,486	$2,346,805
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2023 and 2022: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	2,777,785	3,725,600
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	787,835	1,735,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,287,321	$4,082,455

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
REVENUE
Commission income	$1,138,895	$1,253,344	$509,528	$475,838
Net investment income (Note 5)	770	52	546	21
TOTAL REVENUE	1,139,665	1,253,396	510,074	475,859
LOSSES AND EXPENSES
Operating and management expenses	1,975,900	1,944,631	1,039,466	938,833
TOTAL LOSSES AND EXPENSES	1,975,900	1,944,631	1,039,466	938,833
NET LOSS BEFORE TAX	(836,235)	(691,235)	(529,392)	(462,974)
Income tax expense (benefit)	111,580	(80,320)	30,580	(62,320)
NET LOSS AFTER TAX	$(947,815)	$(610,915)	$(559,972)	$(400,654)
OTHER COMPREHENSIVE LOSS
Net unrealized holding losses arising during the period	—	—	—	—
OTHER COMPREHENSIVE LOSS	—	—	—	—
COMPREHENSIVE LOSS	$(947,815)	$(610,915)	$(559,972)	$(400,654)
RETAINED EARNINGS, BEGINNING OF PERIOD	$3,725,600	$5,656,163	$3,337,757	$5,445,902
Net (loss) income	(947,815)	(610,915)	(559,972)	(400,654)
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$2,777,785	$5,045,248	$2,777,785	$5,045,248
Per share amounts
Net loss per share
Basic	$(1.53)	$(0.99)	$(0.90)	$(0.65)
Diluted	$(1.53)	$(0.99)	$(0.90)	$(0.65)
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	619,392	619,392	619,392
Diluted	619,392	619,392	619,392	619,392

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of June 30, 2023

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2023	$995,253	$6,287,293	$3,725,600	$—	$(9,272,496)	$1,735,650
Net loss	—	—	(387,843)	—	—	(387,843)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2023	$995,253	$6,287,293	$3,337,757	$—	$(9,272,496)	$1,347,807
Net loss	—	—	(559,972)	—	—	(559,972)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2023	$995,253	$6,287,293	$2,777,785	$—	$(9,272,496)	$787,835

As of June 30, 2022

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(210,261)	—	—	(210,261)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952
Net loss	—	—	(400,654)	—	—	(400,654)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2022	$995,253	$6,287,293	$5,045,248	$—	$(9,272,496)	$3,055,298

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(678,433)	$(1,257,089)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,716)	(67,972)
Net Cash used in Investing Activities	(3,716)	(67,972)
FINANCING ACTIVITIES
Net Cash provided by Financing Activities	—	—
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(682,149)	(1,325,061)
CASH, CASH EQUIVALENTS AND RESTRCITED CASH AT BEGINNING OF PERIOD	$2,414,077	$3,477,714
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,731,928	$2,152,653

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

In performing this evaluation, we concluded that under the standards of ASC 205-40 the Company’s continued erosion of unrestricted cash resources to fund operating expenses raises substantial doubt about our ability to continue as a going concern.

Protexure and Protexure Risk Purchasing Group, Inc. (“PRPG”), an Illinois corporation wholly owned by AmerInst Mezco, Ltd. have reached an agreement with MAC 43, LLC, an Ohio limited liability company (The “Purchaser”), for the sale of substantially all of the assets of Protexure and PRPG (other than cash and certain excluded assets) to the Purchaser for an aggregate purchase price of $1.5 million payable in cash at the closing of the transaction (the “Asset Sale”). The closing of the Asset Sale is subject to, among other things, the approval of the shareholders of the Company. If the Asset Sale is consummated, we will have no significant assets other than cash, no sources of  revenue and expect to cease operations. We will not engage in any business activities except for dealing with post-closing matters, and then subject to further shareholder approval, liquidating our remaining assets, paying any debts and obligations, distributing the remaining proceeds, if any, to shareholders, and doing other acts required to voluntarily liquidate and wind up our business and affairs. The asset sale requires shareholder approval, therefore at this time managements plan is not deemed probable to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty.

New Accounting Pronouncements

New Accounting Standards Adopted in 2023

No new accounting standards adopted in 2023.

Accounting Standards Not Yet Adopted

No accounting standards not yet adopted.

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at June 30, 2023 and December 31, 2022 at cost, less accumulated depreciation and amortization, totaled $490,526 and $644,133 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
June 30, 2023
Furniture and fixtures	$36,705	$35,757	$948
Office equipment	107,392	103,710	3,682
Computer equipment	24,129	22,987	1142
Internal use software	1,873,180	1,388,426	484,754
Total	$2,041,406	$1,550,880	$490,526

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2022
Furniture and fixtures	$36,705	$35,284	$1,421
Office equipment	107,392	100,027	7,365
Computer equipment	24,129	22,532	1,597
Internal use software	1,869,464	1,235,714	633,750
Total	$2,037,690	$1,393,558	$644,133

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at June 30, 2023 and December 31, 2022 comprise the following:

	2023	2022
Prepaid expenses and other assets	79,947	68,823
Accounts receivable	566,049	462,567
Policy acquisition costs	192,915	213,735
Building right of use asset	103,956	47,120
	$942,867	$792,245

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at June 30, 2023 and December 31, 2022 comprise the following:

	2023	2022
Premiums payable	$1,783,775	$1,686,066
Accounts payable and accrued liabilities	379,801	361,497
Unearned commission income	122,702	138,222
Building lease liability	103,948	51,651
Other liabilities	109,260	109,369
	$2,499,486	$2,346,805

5. INVESTMENTS

Major categories of net investment income during the six months ended June 30, 2023 and 2022 are summarized as follows:

	June 30, 2023	June 30, 2022
Interest earned:
Short term investments and cash and cash equivalents	$770	$52
Net investment income	$770	$52

Major categories of net investment income during the three months ended  June 30, 2023 and 2022 are summarized as follows:

	June 30, 2023	June 30, 2022
Interest earned:
Short term investments and cash and cash equivalents	$546	$21
Net investment income	$546	$21

6. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) corporate segment formerly reinsurance and corporate segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the six months ended June 30, 2023 and 2022.

	As of and for the Six Months Ended June 30, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$770	$1,138,895	$1,139,665
Total expenses	370,242	1,717,238	2,087,480
Segment loss	(369,472)	(578,343)	(947,815)
Identifiable assets	—	490,526	490,526

	As of and for the Six Months Ended June 30, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$50	$1,253,346	$1,253,396
Total expenses	322,149	1,542,162	1,864,311
Segment loss	(322,099)	(288,816)	(610,915)
Identifiable assets	—	785,680	785,680

The tables below summarize the results of our reportable segments as of and for the three months ended June 30, 2023 and 2022.

	As of and for the Three Months Ended June 30, 2023
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$546	$509,528	$510,074
Total expenses	243,253	826,793	1,070,046
Segment loss	(242,707)	(317,265)	(559,972)
Identifiable assets	—	490,526	490,526

	As of and for the Three Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$21	$475,838	$475,859
Total expenses	150,747	725,766	876,513
Segment loss	(150,726)	(249,928)	(400,654)
Identifiable assets	—	785,680	785,680

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at June 30, 2023.

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

A summary of the status of the stock option plan as of June 30, 2023 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2023	43,100	$28.45	1,900	$30.46	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	(35,000)	27.99	—	—	(35,000)	27.99
Exercised	—	—	—	—	—	—
Vested	1,400	30.58	(1,400)	30.58	—	—
Outstanding—June 30, 2023	9,500	$30.46	500	$30.14	10,000	$30.45
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	0.7		1.3		0.7

A summary of the status of the stock option plan as of December 31, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2022	43,100	$28.45	1,900	$30.46	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	0.2		1.2		0.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the six months ended June 30, 2023 and 2022, respectively.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) corporate activity previously called reinsurance and corporate segment through which the company conducts corporate and administrative activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the corporate activity reportable segment and the insurance activity reportable segment were $770 and $1,138,895, respectively, for the six months ended June 30, 2023 compared to $50 and $1,253,346 respectively, for the six months ended June 30, 2022. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2023 compared to six months ended June 30, 2022

We recorded net loss of $947,815 for the six months ended June 30, 2023 compared to a net loss of $610,915 for the same period in 2022. The increase in net loss is primarily due to the increased legal expenditure incurred on the potential asset sale of Protexure, a decrease in commissions earned on Hanover renewals offset by increased commissions earned on the transitioned business from C&F to ISMIE. Additionally, we recorded an income tax expense of $111,580 for the six months ended June 30, 2023 compared to an income tax benefit of $80,320 for the six months ended June 30, 2022, due to the valuation allowance recorded in the current period.

During the six-month period ended June 30, 2023 and 2022, we recorded commission income under the Agency Agreements of $1,138,895 and $1,253,344, respectively, a decrease of $114,449 or 9.1%. This decrease was the result of lower renewal commissions earned on Hanover business, offset by the increased business on transitioned business from C&F to ISME.

We recorded net investment income of $770 during the six-month period June 30, 2023 compared to $52 for the six-month period ended June 30, 2022. The increase in investment income was the result of holding more cash in the Bermuda Money Market Fund account.

We incurred operating and management expenses of $1,975,900 in the six-month period ended June 30, 2023 compared to $1,944,631 for the same period in 2022, an increase of 1.6% or $31,269. This increase is primarily due to the increase in legal expenditures incurred on the potential asset sale of Protexure, offset by a reduction in management fees paid to Davies Captive Management Limited.

The tables below summarize the results of the following AmerInst reportable segments: (1)corporate segment, formerly reinsurance and corporate, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements.

	As of and for the Six Months Ended June 30, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$770	$1,138,895	$1,139,665
Total expenses	370,242	1,717,238	2,087,480
Segment loss	(369,472)	(578,343)	(947,815)
Identifiable assets	—	490,526	490,526

	As of and for the Six Months Ended June 30, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$50	$1,253,346	$1,253,396
Total expenses	322,149	1,542,162	1,864,311
Segment loss	(322,099)	(288,816)	(610,915)
Identifiable assets	—	785,680	785,680

Three months ended June 30, 2023 compared to three months ended June 30, 2022

We recorded net loss of $559,972 for the three months ended June 30, 2023 compared to a net loss of $400,654 for the three-months ended June 30, 2022. The increase in net loss is primarily due to the increased legal expenditure incurred on the potential asset sale of Protexure. Additionally, we recorded an income tax expense of $30,580 for the three-month period ended June 30, 2023 compared to an income tax benefit of $62,320 for the three-month period ended June 30, 2022, due to the valuation allowance recorded in the current period.

During the three-month period ended June 30, 2023 and 2022, we recorded commission income under the Agency Agreements of $509,528 and $475,838, respectively an increase of 33,690 or 7.1%. The increase is attributed primarily to the increase in transitioned business from C&F to ISME, offset by the reduction in commissions on Hanover business and brokered book of business.

We recorded net investment income of $546 during the three-month period ended June 30, 2023, compared to $21 for the three-month period ended June 30, 2022. The increase in investment income was the result of holding more cash in the Bermuda Money Market Fund account.

We incurred operating and management expenses of $1,039,466 in the three-month period June 30, 2023 compared to $938,833 for the same period in 2022, an increase of $100,633 or  10.7%. This increase is primarily due to the increase in legal expenditures incurred on the potential asset sale of Protexure,

The tables below summarize the results of the following AmerInst reportable segments: (1) reinsurance and corporate, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements.

	As of and for the Three Months Ended June 30, 2023
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$546	$509,528	$510,074
Total expenses	243,253	826,793	1,070,046
Segment loss	(242,707)	(317,265)	(559,972)
Identifiable assets	—	490,526	490,526

	As of and for the Three Months Ended June 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$21	$475,838	$475,859
Total expenses	150,747	725,766	876,513
Segment loss	(150,726)	(249,928)	(400,654)
Identifiable assets	—	785,680	785,680

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $2,414,077 at December 31, 2022 to $1,731,928 at June 30, 2023, a decrease of $682,149 or 28.3%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations.

Prepaid expenses and other assets were $942,867 at June 30, 2023 compared to $792,245 at December 31, 2022. The balance primarily relates to (1) premiums due to Protexure under the Agency Agreements, (2) policy acquisition costs and (3) other prepaid expenses. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to ISMIE under the ISMIE Agency Agreement and expenses accrued relating largely to professional and director fees. The balance increased from $2,346,805 at December 31, 2022 to $2,499,486 at June 30, 2023, an increase of $152,681 or 6.5%. This balance fluctuates due to the timing of the premium payments to ISMIE and payments of professional fees. The increase primarily relates to increased legal accruals for the work on the potential Asset sale.

LIQUIDITY AND CAPITAL RESOURCES

Our cash inflows consist of commission income generated by our operating subsidiary, Protexure. Our cash needs consist of (i) settling expenses and (ii) funding day-to-day operations.

Total cash, investments and other invested assets decreased from $2,414,077 at December 31, 2022 to $1,731,928 at June 30, 2023, a decrease of $682,149 or 28.3%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations.

As described in Note 1 to the Unaudited Condensed Consolidated Financial Statements above, substantial doubt exists about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that the unaudited condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q were issued. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty.

Protexure and Protexure Risk Purchasing Group, Inc. (“PRPG”), an Illinois corporation wholly owned by AmerInst Mezco, Ltd. have reached an agreement with MAC 43, LLC, an Ohio limited liability company (The “Purchaser”), for the sale of substantially all of the assets of Protexure and PRPG (other than cash and certain excluded assets) to the Purchaser for an aggregate purchase price of $1.5 million payable in cash at the closing of the transaction (the “Asset Sale”). The closing of the Asset Sale is subject to, among other things, the approval of the shareholders of the Company.

If the Asset Sale is consummated, we will have no significant assets other than cash,  no sources of  revenue, and expect to cease operations and to not engage in any business activities except for dealing with post-closing matters and, subject to further shareholder approval, liquidating our remaining assets, paying any debts and obligations, distributing the remaining proceeds, if any, to shareholders, and doing other acts required to voluntarily liquidate and wind up our business and affairs. If our board of directors determines to voluntarily liquidate and wind up the Company, it will submit a proposal to the shareholders recommending such actions. We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation. After that, the shareholders will be invited to approve resolutions placing the Company into voluntary liquidation and appointing a liquidator. A liquidator will be obliged to distribute surplus assets, if any (after settling any remaining liabilities), to the shareholders in proportion to their respective interests in the Company.

If the Asset Sale is not completed, our board of directors will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our shareholders as the Asset Sale.

Cash Dividends

We paid no dividends during the six-month period June 30, 2023. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of June 30, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 1A.	Risk Factors

As a small reporting company, we are not required to make disclosures under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of June 15, 2023, by and among MAC 43, LLC, Protexure Insurance Agency, Inc., and Protexure Risk Purchasing Group, Inc.

31.1	Certification of Joseph P. Murphy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas R. McMahon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph P. Murphy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas R. McMahon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2023	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ JOSEPH P. MURPHY
Joseph P. Murphy
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)