Form 10-Q
period 2023-09-30
AMERINST INSURANCE GROUP LTD
filed 2023-11-15
CIK 1065201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2023.

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

As of November 14, 2023, the Registrant had 995,253 common shares, $1.00 par value per share, outstanding.

Introductory Note

Caution Concerning Forward-Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made by our officers, including statements related to our future performance, our outlook for our businesses and respective markets, projections, statements of our management’s plans or objectives, forecasts of market trends and other matters, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and contain information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. The words “expect,” “believe,” “may,” “could,” “should,” “would,” “estimate,” “anticipate,” “intend,” “plan,” “target,” “goal” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in any forward-looking statements. Our actual future results may differ materially from those set forth in our forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to the factors discussed in detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as well as:

•

our ability to, and the costs associated with, voluntarily liquidating and winding up our businesses and affairs in a timely and efficient manner now that we have completed the sale of all of our business operations;

•

whether any potential claimants could present claims against us relating to our pre-dissolution operations that we may ultimately have to satisfy, including any liabilities arising in connection with closing out our subsidiary’s retirement plan;

•	subjection of our non-U.S. companies to regulation and/or taxation in the United States;

•	if we are unable to liquidate and wind up our business at all or in a timely manner, subjection of the Company to bankruptcy proceedings or a similar process:

•	the effects of security breaches, cyber-attacks or computer viruses that may affect our computer systems or those of our third-party managers, and service providers;

•	changes in Bermuda and United States law or regulation; and

•	other risks, including those risks identified in any of our other filings with the Securities and Exchange Commission.

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

Part I—FINANCIAL INFORMATION

Item 1.         Financial Statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, expressed in U.S. dollars)

	As of September 30, 2023	As of December 31, 2022
ASSETS

Cash and cash equivalents	$1,288,071	$2,414,077
Property and equipment (Note 2)	414,843	644,133
Deferred income taxes	-	232,000
Prepaid expenses and other assets (Note 3)	901,149	792,245
TOTAL ASSETS	$2,604,063	$4,082,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accrued expenses and other liabilities (Note 4)	$2,548,613	$2,346,805
TOTAL LIABILITIES	$2,548,613	$2,346,805
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common shares, $1 par value, 2023 and 2022: 2,000,000 shares authorized, 995,253 issued and outstanding	$995,253	$995,253
Additional paid-in-capital	6,287,293	6,287,293
Retained earnings	2,045,400	3,725,600
Shares held by Subsidiary (375,861 shares) at cost	(9,272,496)	(9,272,496)
TOTAL SHAREHOLDERS’ EQUITY	55,450	1,735,650
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,604,063	$4,082,455

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS, COMPREHENSIVE (LOSS) INCOME

AND RETAINED EARNINGS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
REVENUE
Commission income	$1,711,014	$1,743,342	$572,119	$489,998
Net investment income (Note 5)	1,122	1,452	352	1,400
TOTAL REVENUE	1,712,136	1,744,794	572,471	491,398
LOSSES AND EXPENSES
Operating and management expenses	3,163,024	2,407,713	1,187,124	463,082
TOTAL LOSSES AND EXPENSES	3,163,024	2,407,713	1,187,124	463,082
NET (LOSS) INCOME BEFORE TAX	(1,450,888)	(662,919)	(614,653)	28,316
Income tax expense (benefit)	229,310	389,705	117,730	470,025
NET LOSS AFTER TAX	$(1,680,200)	$(1,052,624)	$(732,385)	$(441,709)
OTHER COMPREHENSIVE LOSS
Net unrealized holding losses arising during the period	—	—	—	—
OTHER COMPREHENSIVE LOSS	—	—	—	—
COMPREHENSIVE LOSS	$(1,680,200)	$(1,052,624)	$(732,383)	$(441,709)
RETAINED EARNINGS, BEGINNING OF PERIOD	$3,725,600	$5,656,163	$2,777,785	$5,045,248
Net (loss) income	(1,680,200)	(1,052,624)	(732,385)	(441,709)
Dividends	—	—	—	—
RETAINED EARNINGS, END OF PERIOD	$2,045,400	$4,603,539	$2,045,400	$4,603,539
Per share amounts
Net loss per share
Basic	$(2.71)	$(1.70)	$(1.18)	$(0.71)
Diluted	$(2.71)	$(1.70)	$(1.18)	$(0.71)
Dividends	$—	$—	$—	$—
Weighted average number of shares outstanding for the entire period
Basic	619,392	619,392	619,392	619,392
Diluted	619,392	619,392	619,392	619,392

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, expressed in U.S. dollars)

As of September 30, 2023
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2023	$995,253	$6,287,293	$3,725,600	$—	$(9,272,496)	$1,735,650
Net loss	—	—	(387,843)	—	—	(387,843)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2023	$995,253	$6,287,293	$3,337,757	$—	$(9,272,496)	$1,347,807
Net loss	—	—	(559,972)	—	—	(559,972)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2023	$995,253	$6,287,293	$2,777,785	$—	$(9,272,496)	$787,835
Net loss	—	—	(732,385)	—	—	(732,385)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2023	$995,253	$6,287,293	$2,045,400	$—	$(9,272,496)	$55,450

As of September 30, 2022
	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Shares Held by Subsidiary	Total Shareholders’ Equity
BALANCE AT JANUARY 1, 2022	$995,253	$6,287,293	$5,656,163	$—	$(9,272,496)	$3,666,213
Net loss	—	—	(210,261)	—	—	(210,261)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$995,253	$6,287,293	$5,445,902	$—	$(9,272,496)	$3,455,952
Net loss	—	—	(400,654)	—	—	(400,654)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
Purchase of shares by subsidiary, net	—	—	—	—	—	—
BALANCE AT JUNE 30, 2022	$995,253	$6,287,293	$5,045,248	$—	$(9,272,496)	$3,055,298
Net loss	—	—	(441,709)	—	—	(441,709)
Other comprehensive loss
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2022	$995,253	$6,287,293	$4,603,539	$—	$(9,272,496)	$2,613,589

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
OPERATING ACTIVITIES
Net Cash used in Operating Activities	$(1,118,981)	$(1,364,524)
INVESTING ACTIVITIES
Purchases of property and equipment	(7,025)	(76,144)
Net Cash used in Investing Activities	(7,025)	(76,144)
FINANCING ACTIVITIES
Net Cash provided by Financing Activities	—	—
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,126,006)	(1,440,668)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	$2,414,077	$3,477,714
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,288,071	$2,037,046

See the accompanying notes to the unaudited condensed consolidated financial statements.

AMERINST INSURANCE GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On October 31, 2023, Protexure Insurance Agency, Inc. (“Protexure”) and Protexure Risk Purchasing Group, Inc. (“PRPG”), an Illinois corporation wholly owned by AmerInst Mezco, Ltd. completed the sale of substantially all of the assets of Protexure and PRPG (other than cash and certain excluded assets) to MAC 43, LLC, an Ohio limited liability company (The “Purchaser”), for an aggregate purchase price of $1.5 million which was paid on the closing date (the “Asset Sale”).

Now that the Asset Sale is completed, we have no significant assets other than cash, no sources of revenue, and we expect to cease operations and to not engage in any business activities except for dealing with post-closing matters and, subject to further shareholder approval, liquidating our remaining assets, paying any debts and obligations, distributing the remaining proceeds, if any, to shareholders, and doing other acts required to voluntarily liquidate and wind up our business and affairs. The voluntary liquidation of the Company will require shareholder approval, therefore, at this time, the management’s plan is not deemed probable to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

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

2. PROPERTY AND EQUIPMENT

Property and equipment, all associated with Protexure, at September 30, 2023 and December 31, 2022 at cost, less accumulated depreciation and amortization, totaled $414,843 and $644,133 respectively as follows:

	Cost	Accumulated Depreciation and Amortization	Total
September 30, 2023
Furniture and fixtures	$36,705	$35,994	$711
Office equipment	107,392	105,551	1,841
Computer equipment	24,129	23,215	914
Internal use software	1,876,489	1,465,112	411,377
Total	$2,044,715	$1,629,872	$414,843

	Cost	Accumulated Depreciation and Amortization	Total
December 31, 2022
Furniture and fixtures	$36,705	$35,284	$1,421
Office equipment	107,392	100,027	7,365
Computer equipment	24,129	22,532	1,597
Internal use software	1,869,464	1,235,714	633,750
Total	$2,037,690	$1,393,558	$644,133

3. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as at September 30, 2023 and December 31, 2022 comprise the following:

	2023	2022
Prepaid expenses and other assets	78,326	68,823
Accounts receivable	560,351	462,567
Policy acquisition costs	182,505	213,735
Building right of use asset	79,967	47,120
	$901,149	$792,245

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities as at September 30, 2023 and December 31, 2022 comprise the following:

	2023	2022
Premiums payable	$1,699,005	$1,686,066
Accounts payable and accrued liabilities	558,602	361,497
Unearned commission income	101,476	138,222
Building lease liability	80,270	51,651
Other liabilities	109,260	109,369
	$2,548,613	$2,346,805

5. INVESTMENTS

Major categories of net investment income during the nine months ended September 30, 2023 and 2022 are summarized as follows:

	September 30, 2023	September 30, 2022
Interest earned:
Short term investments and cash and cash equivalents	$1,122	$1,452
Net investment income	$1,122	$1,452

Major categories of net investment income during the three months ended  September 30, 2023 and 2022 are summarized as follows:

	September 30, 2023	September 30, 2022
Interest earned:
Short term investments and cash and cash equivalents	$352	$1,400
Net investment income	$352	$1,400

6. SEGMENT INFORMATION

AmerInst has two reportable segments: (1) corporate segment formerly reinsurance and corporate segment, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements, as defined in the “Overview” section below. The tables below summarize the results of our reportable segments as of and for the nine months ended September 30, 2023 and 2022.

	As of and for the Nine Months Ended September 30, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$1,122	$1,711,014	$1,712,136
Total expenses	715,059	2,677,277	3,392,336
Segment loss	(713,937)	(966,263)	(1,680,200)
Identifiable assets	—	414,843	414,843

	As of and for the Nine Months Ended September 30, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$1,450	$1,743,344	$1,744,794
Total expenses	438,696	2,358,722	2,797,418
Segment loss	(437,246)	(615,378)	(1,052,624)
Identifiable assets	—	700,980	700,980

The tables below summarize the results of our reportable segments as of and for the three months ended September 30, 2023 and 2022.

	As of and for the Three Months Ended September 30, 2023
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$352	$572,119	$572,471
Total expenses	344,817	960,039	1,304,855
Segment loss	(344,465)	(387,920)	(732,385)
Identifiable assets	—	414,843	414,843

	As of and for the Three Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,400	$489,998	$491,398
Total expenses	116,547	816,560	933,107
Segment loss	(115,147)	(326,562)	(441,709)
Identifiable assets	—	700,980	700,980

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

The liability relating to these phantom shares is recalculated quarterly based on the net book value of our common shares at the end of each quarter. As a result of the overall decrease in the net book value of our common shares since the grant dates, we have not recorded any liability relating to these phantom shares at September 30, 2023.

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

A summary of the status of the stock option plan as of September 30, 2023 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2023	43,100	$28.45	1,900	$30.46	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	(35,000)	27.99	—	—	(35,000)	27.99
Exercised	—	—	—	—	—	—
Vested	1,400	30.58	(1,400)	30.58	—	—
Outstanding—September 30, 2023	9,500	$30.46	500	$30.14	10,000	$30.45
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	0.5		1.0		0.5

A summary of the status of the stock option plan as of December 31, 2022 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding—January 1, 2022	34,200	$28.43	10,800	$28.86	45,000	$28.54
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Vested	8,900	28.52	(8,900)	28.52	—	—
Outstanding—December 31, 2022	43,100	$28.45	1,900	$30.46	45,000	$28.54
Options exercisable at year end	—	—	—	—	—	—
Weighted average fair value of options per share granted during the year	—	—	—	—	—	—
Remaining contractual life (years)	0.2		1.2		0.3

The Company accounts for these options in accordance with U.S. GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or five years. The Company recognized $0 of compensation expense for stock options for the nine months ended September 30, 2023 and 2022, respectively.

8. SUBSEQUENT EVENT

As noted in Note 1, on October 31, 2023, Protexure and PRPG completed the Asset Sale. The Asset Sale was subject to approval of the shareholders of the Company, such approval being provided on October 26, 2023 at a special general meeting of the Company. Transaction fees, which include advisor, auditor and legal, relating to the Asset Sale are estimated to amount to $790,000.

The assets sold in the Asset Sale include Protexure’s property and equipment, a building right of use asset and a prepaid expense. Protexure retained its cash and cash equivalents and other assets specifically excluded from the Asset Sale. The Purchaser assumed certain obligations and duties related to the assets it is purchasing and certain liabilities arising from the lease between Protexure and the lessor of the premises located at 4200 Commerce Court, Suite 102, Lisle, Illinois 60532. All other liabilities remain obligations of Protexure.

As the Asset Sale closed on October 31, 2023, these condensed consolidated financial statements do not include any adjustments relating to Asset Sale.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. This MD&A discusses the quarter covered by this quarterly report. However, subsequent to the end of such quarter but prior to filing of this quarterly report, the Company sold all of its operating assets. As such, all discussion regarding our operations is historical in nature.

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

AmerInst Insurance Group, Ltd. is a Bermuda holding company formed in 1998 that provides insurance protection for professional service firms. AmerInst has two reportable segments: (1) corporate activity previously called reinsurance and corporate segment through which the company conducts corporate and administrative activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements. The revenues of the corporate activity reportable segment and the insurance activity reportable segment were $1,122 and $1,711,014, respectively, for the nine months ended September 30, 2023 compared to $1,450 and $1,743,344 respectively, for the nine months ended September 30, 2022. The revenues for both reportable segments were derived from business operations in the United States other than interest income on bank accounts maintained in Bermuda.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

We recorded net loss of $1,680,200 for the nine months ended September 30, 2023 compared to a net loss of $1,052,624 for the same period in 2022. The increase in net loss is primarily due to the increased legal expenditure incurred on the asset sale of Protexure, a decrease in commissions earned on Hanover renewals offset by increased commissions earned on the transitioned business from C&F to ISMIE. Additionally, we recorded an income tax expense of $229,310 for the nine months ended September 30, 2023 compared to an income tax expense of $389,705 for the nine months ended September 30, 2022, due to the valuation allowance movement recorded in the current period.

During the nine-month period ended September 30, 2023 and 2022, we recorded commission income under the Agency Agreements of $1,711,014 and $1,743,342 respectively, a decrease of $32,328 or 1.9%. This decrease was the result of lower renewal commissions earned on Hanover business, offset by the increased business on transitioned business from C&F to ISME.

We recorded net investment income of $1,122 during the nine-month period September 30, 2023 compared to $1,452 for the nine-month period ended September 30, 2022. The decrease in investment income was the result of holding less cash in the Bermuda Money Market Fund account.

We incurred operating and management expenses of $3,163,024 in the nine-month period ended September 30, 2023 compared to $2,407,713 for the same period in 2022, an increase of 31.4% or $755,311. This increase is primarily due to the increase in legal expenditures incurred on the Asset Sale of Protexure, offset by a reduction in management fees paid to Davies Captive Management Limited.

The tables below summarize the results of the following AmerInst reportable segments: (1) corporate segment, formerly reinsurance and corporate, through which the company provided reinsurance under the now commuted reinsurance agreements, conducted investment operations and conducts other corporate activities and (2) insurance activity, through which the Company offers professional liability solutions to professional service firms under the Agency Agreements.

	As of and for the Nine Months Ended September 30, 2023
	Corporate Segment	Insurance Segment	Total
Revenues	$1,122	$1,711,014	$1,712,136
Total expenses	715,059	2,677,277	3,392,336
Segment loss	(713,937)	(966,263)	(1,680,200)
Identifiable assets	—	414,843	414,843

	As of and for the Nine Months Ended September 30, 2022
	Corporate Segment	Insurance Segment	Total
Revenues	$1,450	$1,743,344	$1,744,794
Total expenses	438,696	2,358,722	2,797,418
Segment loss	(437,246)	(615,378)	(1,052,624)
Identifiable assets	—	700,980	700,980

Three months ended September 30, 2023 compared to three months ended September 30, 2022

We recorded net loss of $732,385 for the three months ended September 30, 2023 compared to a net loss of $441,709 for the three-months ended September 30, 2022. The increase in net loss is primarily due to the increased legal expenditure incurred on the asset sale of Protexure. Additionally, we recorded an income tax expense of $117,730 for the three-month period ended September 30, 2023 compared to an income tax expenses of $470,025 for the three-month period ended September 30, 2022, due to the valuation allowance movement recorded in the current period.

During the three-month period ended September 30, 2023 and 2022, we recorded commission income under the Agency Agreements of $572,119 and $489,998, respectively an increase of $82,121 or 16.8%. The increase is attributed primarily to the increase in transitioned business from C&F to ISME, offset by the reduction in commissions on Hanover business and brokered book of business.

We recorded net investment income of $352 during the three-month period ended September 30, 2023, compared to $1,400 for the three-month period ended September 30, 2022. The decrease in investment income was the result of holding less cash in the Bermuda Money Market Fund account.

We incurred operating and management expenses of $1,187,124 in the three-month period September 30, 2023 compared to $463,082 for the same period in 2022, an increase of $724,042 or 156.4%. This increase is primarily due to the increase in legal expenditures incurred on the potential asset sale of Protexure.

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

	As of and for the Three Months Ended September 30, 2023
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$352	$572,119	$572,471
Total expenses	344,817	960,039	1,304,855
Segment loss	(344,465)	(387,920)	(732,385)
Identifiable assets	—	414,843	414,843

	As of and for the Three Months Ended September 30, 2022
	Reinsurance and Corporate	Insurance Segment	Total
Revenues	$1,400	$489,998	$491,398
Total expenses	116,547	816,560	933,107
Segment loss	(115,147)	(326,562)	(441,709)
Identifiable assets	—	700,980	700,980

FINANCIAL CONDITION

The cash and cash equivalents balance decreased from $2,414,077 at December 31, 2022 to $1,288,071 at September 30, 2023, a decrease of $1,126,006 or 46.6%. This decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations, and expenses related to the Asset Sale.

Prepaid expenses and other assets were $901,148 at September 30, 2023 compared to $792,245 at December 31, 2022. The balance primarily relates to (1) premiums due to Protexure under the Agency Agreements, (2) policy acquisition costs and (3) other prepaid expenses. This balance fluctuates due to the timing of the prepayments and the receipt of premiums by Protexure.

Accrued expenses and other liabilities primarily represent premiums payable by Protexure to ISMIE under the ISMIE Agency Agreement and expenses accrued relating largely to professional and director fees. The balance increased from $2,346,805 at December 31, 2022 to $2,548,613 at September 30, 2023, an increase of $201,808 or 8.6%. This balance fluctuates due to the timing of the premium payments to ISMIE and payments of professional fees. The increase primarily relates to increased legal accruals for the work on the Asset sale.

LIQUIDITY AND CAPITAL RESOURCES

Our cash inflows consist of commission income generated by our operating subsidiary, Protexure. Our cash needs consist of (i) settling expenses and (ii) funding day-to-day operations.

Total cash, investments and other invested assets decreased from $2,414,077 at December 31, 2022 to $1,288,071 at September 30, 2023, a decrease of $1,126,006 or 46.6%. The net decrease resulted primarily from cash outflows associated with the funding of our day-to-day operations.

As described in Notes 1 and 8 to the Unaudited Condensed Consolidated Financial Statements , on October 31, 2023, Protexure and Protexure Risk Purchasing Group, Inc. (“PRPG”), an Illinois corporation wholly owned by AmerInst Mezco, Ltd. completed the sale of substantially all of the assets of Protexure and PRPG (other than cash and certain excluded assets) to MAC 43, LLC, an Ohio limited liability company (the “Purchaser”), for an aggregate purchase price of $1.5 million which was paid on the closing date (the “Asset Sale”). The Asset Sale was subject to approval of the shareholders of the Company, such approval being provided on October 26, 2023 at a special general meeting of the Company.

Now that the Asset Sale is completed, we have no significant assets other than cash, no sources of revenue, and we expect to cease operations and to not engage in any business activities except for dealing with post-closing matters and, subject to further shareholder approval, liquidating our remaining assets, paying any debts and obligations, distributing the remaining proceeds, if any, to shareholders, and doing other acts required to voluntarily liquidate and wind up our business and affairs. If our board of directors determines to voluntarily liquidate and wind up the Company, it will submit a proposal to the shareholders recommending such actions. We will pay or make provision for payment of our known or reasonably ascertainable liabilities that have been incurred or are expected to be incurred prior to liquidation. After that, the shareholders will be invited to approve resolutions placing the Company into voluntary liquidation and appointing a liquidator. A liquidator will be obliged to distribute surplus assets, if any (after settling any remaining liabilities), to the shareholders in proportion to their respective interests in the Company.

Cash Dividends

We paid no dividends during the nine-month period September 30, 2023. Since we began paying dividends in 1995, our original shareholders have received $22.87 in cumulative dividends per share. Although we have paid cash dividends on a regular basis in the past, the declaration and payment of cash dividends in the future will be at the discretion of our board of directors, subject to the requirements of applicable law, and will depend on, among other things, our financial condition, results of operations, current and anticipated cash needs and other factors that our board of directors considers relevant.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the end of the period covered by this Form 10-Q, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that as of September 30, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A       Risk Factors

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

Dated: November 14, 2023	AMERINST INSURANCE GROUP, LTD.
(Registrant)

	By:	/s/ JOSEPH P. MURPHY
Joseph P. Murphy
President (Principal Executive Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)

	By:	/s/ THOMAS R. MCMAHON
Thomas R. McMahon
Chief Financial Officer (Principal Financial Officer, duly authorized to sign this Report in such capacity and on behalf of the Registrant)